Form 10-K
period 1993-12-31
COMSAT CORP
filed 1994-03-31
CIK 22698

Washington, D.C. 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1993
                       Commission file number 1-4929

                            COMSAT Corporation

          (Exact name of registrant as specified in its charter)

     District of Columbia                      52-0781863
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

     6560 Rock Spring Drive
         Bethesda, MD                             20817
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (301) 214-3000

     Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of each class                   which registered

     Common Stock, without par value    New York Stock Exchange
                                        Chicago Stock Exchange
                                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes     X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $1.069 billion based on a closing market price of $26.75 per share on March 1, 1994, as reported on the composite tape for New York Stock Exchange listed issues.

     40,266,776 shares of Common Stock, without par value, were outstanding on February 28, 1994.


                  DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference:

                                       Part of the Form 10-K into which
         Title                           the document is incorporated

COMSAT - Annual Meeting of Shareholders -
Notice and Proxy Statement - 1994                  Part III

LEFT BLANK INTENTIONALLY

                                  PART I

Item 1.  Business

                            GENERAL INFORMATION

Business Segments

     COMSAT Corporation (COMSAT, the Corporation or Registrant) has four business segments: International Communications, Mobile
Communications, Video Enterprises and Technology Services.

     International Communications consists of COMSAT World Systems, which provides satellite communications services using the satellite system of the International Telecommunications Satellite Organization (INTELSAT), and COMSAT International Ventures, which invests in telecommunications opportunities internationally.
Mobile Communications consists of COMSAT Mobile Communications, which provides satellite communications services using the satellite system of the International Maritime Satellite Organization (Inmarsat). Video Enterprises, which consists of COMSAT Video Enterprises, Inc., and the Corporation's majority ownership interest in On Command Video Corporation, provides entertainment services to the hospitality industry throughout the United States and domestic video distribution services to television networks. Technology Services consists of COMSAT Technology Services, which provides communications networks and products, information services, and applied research and technology throughout the world.

     The Corporation also owns the Denver Nuggets, a franchise of the National Basketball Association.

     The revenues, operating income (loss) and assets of the Corporation, by business segment, for each of the last three years are shown in Note 13 to the 1993 Financial Statements.

     The Corporation had 1,527 employees on December 31, 1993.
None of the employees is represented by a labor union.


Communications Satellite Act of 1962

     COMSAT was incorporated in 1963 under District of Columbia law, as authorized by the Communications Satellite Act of 1962 (the Satellite Act). Effective June 1, 1993, COMSAT changed its corporate name from "Communications Satellite Corporation" to "COMSAT Corporation." COMSAT is not an agency or establishment of the U.S. Government. The U.S. Government has not invested funds in COMSAT, guaranteed funds invested in COMSAT or guaranteed the payment of dividends by COMSAT.

     Although COMSAT is a private corporation, the Satellite Act governs certain aspects of COMSAT's structure, ownership and operations, most significantly the following: three of COMSAT's 15 directors are appointed by the President of the United States with the advice and consent of the United States Senate; COMSAT's issuances of capital stock and borrowings of money must be authorized by the Federal Communications Commission (FCC); there are limitations on the classes of persons that may hold shares of COMSAT's Common Stock and on the number of shares a person or class of persons may hold; and, on matters that may affect the national interest and foreign policy of the United States, COMSAT's representatives to INTELSAT and Inmarsat receive instructions from the U.S. Government. Congress has reserved the right to amend the Satellite Act, and amendments, if any, could materially affect the Corporation.

Government Regulation

     Under the Satellite Act and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the FCC with respect to its COMSAT World Systems and COMSAT Mobile Communications communications services and the rates charged for those services. FCC decisions and policies have had and will continue to have a significant impact on the Corporation. For a discussion of these matters, see Note 7 to the 1993 Financial Statements.


                       INTERNATIONAL COMMUNICATIONS

     The International Communications segment consists of the FCC-rate-regulated business of COMSAT World Systems, and COMSAT
International Ventures.

COMSAT World Systems

     Services. COMSAT World Systems provides telephone, data, video and audio communications services between the United States and the rest of the world using the global network of INTELSAT satellites. COMSAT World Systems customers include U.S. international communications common carriers, private network providers, multinational corporations, U.S. and international broadcasters, newsgathering organizations and digital audio companies.

     The largest portion of COMSAT World Systems revenues comes from leasing full-time voice grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are American Telephone & Telegraph Company (AT&T), MCI International Inc. (MCI) and Sprint Communications Company (Sprint). COMSAT World Systems offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. More than 95.5% of all eligible voice-grade half-circuits are now under such commitments.

     COMSAT World Systems voice and data services are primarily digital, which ensures high-quality transmissions. COMSAT World Systems International Digital Route (IDR) service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. The carriers apply techniques to such circuits that permit a single digital circuit to handle multiple telephone calls simultaneously.

     For private line customers, COMSAT World Systems offers an all-digital International Business Service (IBS), as well as an international VSAT (Very Small Aperture Terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video-conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year-end 1993, approximately 58% of COMSAT World Systems IBS traffic was covered by multi-year agreements.

     In 1992, COMSAT World Systems established international VSAT networks to both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, international corporations can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications.

     To the growing international broadcasting community, COMSAT World Systems provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the launch in 1992 of the INTELSAT K satellite over the Atlantic Ocean, COMSAT World Systems has expanded the availability of high-power, flexible capacity for broadcasters and satellite newsgatherers. In anticipation of the adoption of digital compression in the broadcast industry, COMSAT World Systems introduced a flexible digital television service and a digital audio service in 1992, attracting new customers to satellite broadcasting.

     To maintain the quality of the INTELSAT network, COMSAT World Systems provides tracking, telemetry, control and monitoring services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including both broadband and integrated services digital networks (ISDN).

     Tariffs and Revenues. Under the Satellite Act and the Communications Act, COMSAT is subject to regulation by the FCC with respect to COMSAT World Systems communications services, the rates charged for those services and earnings levels. COMSAT World Systems provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     Effective January 1, 1992, COMSAT World Systems introduced a regional growth plan through which customers can benefit from rate reductions as certain threshold traffic levels are attained in each of four geographic regions: Europe, Latin America, Pacific and Mid-East/Other. In addition, COMSAT World Systems reduced its rates by 10% on 10- and 15-year IDR and Time Division Multiple Access (TDMA) digital "base" circuits activated prior to January 1, 1992.

In May 1992, rates for all multi-year "base" circuits with transmissions between large Standard A earth stations were also reduced by 10%. During 1992, COMSAT World Systems also introduced rates for Digital Television Service coupled with transitional rates for customers who commenced service in an analog mode and opted to convert to digital modulation techniques within the same lease period.

     In January 1992, COMSAT World Systems filed a petition for rulemaking with the FCC seeking incentive-based regulation of its multi-year, switched-voice services for carriers. The petition requests a regulatory framework to replace traditional rate-base regulation and enable COMSAT World Systems to respond more effectively to competitive market forces. This framework would have three parts: (1) COMSAT World Systems would agree to cap its prices for existing multi-year, switched-voice services at the reduced rates that went into effect on January 1, 1992; (2) COMSAT World Systems could lower its rates for these services on 14 days notice, and those rates would be presumed lawful as long as they were above its average variable costs; and (3) multi-year, switched-voice services would no longer be subject to annual rate-of-return reviews, although they would still be subject to review in the event of a customer complaint. The FCC has not yet taken action on this petition.

     In 1993, COMSAT World Systems entered into new inter-carrier contracts with each of its three largest customers, AT&T, MCI and Sprint. Pursuant to those contracts, COMSAT World Systems further reduced its rates for 10- and 15-year IDR and TDMA digital "base" circuits activated prior to January 1, 1992, and also reduced its rates beginning in 1996 for 7-year and longer IDR and TDMA circuits activated after January 1, 1992. In addition, the contracts provided AT&T and Sprint with leases and with options to lease capacity from COMSAT World Systems in 36 MHz increments under specified rates, terms and conditions.

     Approximately 39% of the Corporation's consolidated revenues in 1993 were derived from COMSAT World Systems services (45% in 1992, 47% in 1991). Approximately 13% of the Corporation's consolidated revenues in 1993 were derived from COMSAT World Systems services to AT&T.

     Competition. COMSAT World Systems competes with operators of high capacity fiber-optic and other submarine cables in service along major traffic routes worldwide. COMSAT World Systems' major carrier customers (including its three largest customers, AT&T, MCI and Sprint) are co-owners of submarine cables.

     Under the Satellite Act and FCC orders, COMSAT is the only U.S. entity that may provide international space segment services to customers using INTELSAT satellites. In 1985 the FCC authorized the establishment of separate international communications satellite systems that would provide certain services in competition with INTELSAT, subject to certain restrictions that are being phased out. For a discussion of separate satellite systems competition to COMSAT World Systems, see Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 7 to the 1993 Financial Statements.

     INTELSAT. INTELSAT is a 131-nation organization headquartered in Washington, D.C. It operates under two agreements: (1) an intergovernmental agreement; and (2) an operating agreement signed by each nation's government or designated telecommunications entity (Signatory). COMSAT is the U.S. Signatory. It represents the United States in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each Signatory has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. The investment shares are readjusted as of March 1 of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 20.2% as of March 1, 1994 (21.8% as of March 1, 1993; 21.9% as of March 1, 1992).

     Signatories also pay INTELSAT for their use of the satellite system. Charges for such use are computed to provide a pretax cumulative rate of return of between 16% to 18% on a Signatory's capital used by another Signatory or from non-owners who use the satellite system. COMSAT World Systems realized revenue from its INTELSAT ownership, net of use charges paid, of $26 million in 1993. This net revenue is reflected in COMSAT World Systems revenue requirements for ratemaking purposes.

     At December 31, 1993, total INTELSAT Owners' Equity was approximately $1,687 million, and INTELSAT's outstanding contractual commitments totaled approximately $1,725 million.

     In each of 1989 through 1993, the Corporation entered into agreements with INTELSAT to place COMSAT World Systems FM, digital bearer, IBS and video traffic on the INTELSAT system under long-term commitments.

     During 1990, INTELSAT initiated certain reforms to its process for coordinating with separate satellite systems. These reforms were superseded in November 1992. Under the streamlined procedures approved in 1992, carriage by separate systems of any amount of traffic or services not interconnected to the public switched network and of up to 1,250 circuits of public switched traffic per satellite is presumed not to cause significant economic harm to the INTELSAT system. In addition, the recommendations approved called for further liberalization of coordination procedures with a view toward eliminating the economic harm test in the 1996-98 timeframe.

COMSAT International Ventures

     COMSAT International Ventures (CIV) forms venture companies with strategic and operating partners to provide a variety of telecommunications services and equipment, and also operates overseas companies that are wholly or majority owned. These companies provide international and domestic (non-U.S.) private-line voice and data services, including IBS, VSAT and single channel per carrier services, as well as equipment leasing and technical services. Customers for these services include U.S. and foreign multinational corporations, and domestic (non-U.S.) companies operating in their own countries.

     CIV continued to develop new investment opportunities around the world in 1993. CIV ventures are providing services in the Latin American countries of Chile, Argentina, Bolivia, Colombia and Guatemala. A CIV operating unit in Argentina is wholly owned. During 1993, CIV formed a joint venture company in Brazil and its new Venezuelan company continued to explore opportunities to provide communications services in that country. CIV also expanded its European and Middle Eastern presence by investing in a U.S. company providing communications services in Russia and other newly independent states. This venture joins CIV's existing operations in Turkey. CIV continues to expand its investments to other regions of the world besides Latin America, and several new investments are expected to start operations during 1994.

     The level of competition in each of the joint ventures in which CIV invests varies considerably from country to country. In some countries there is full competition, and in others competition is limited. The competitive conditions faced by each joint venture are the result of differing regulatory policies, as well as economic and market conditions, in the particular country in which that joint venture operates.


                          MOBILE  COMMUNICATIONS

     The Mobile Communications segment consists of the FCC-regulated business of COMSAT Mobile Communications.

COMSAT Mobile Communications

     COMSAT Mobile Communications provides satellite telecommunications services for maritime, aeronautical and land mobile applications, using the Inmarsat satellites and COMSAT's land earth stations in Connecticut, California and Turkey, which serve the Atlantic, Pacific and Indian Ocean Regions, respectively. These stations enable COMSAT Mobile Communications to offer global coverage for its services. There are currently more than 34,000 mobile terminals operating in the Inmarsat system. As described below, COMSAT Mobile Communications provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

     Maritime Services. COMSAT Mobile Communications provides satellite services for communications to and from ships and other vessels. Customers for these services include transport ship operators, cruise ships and their passengers, fishing vessel operators, oil and mining interests, pleasure boat operators, U.S. Navy ships and foreign telecommunications administrations.

     Services include group call messaging to a fleet of ships, an electronic mail service, a direct-dial telephone service for passengers and crew on board ships, a news summary distribution service, access to data bases through personal computers and other office communications services for facsimile transmissions, worldwide teleconferencing and current financial news reports.

     In 1992, COMSAT Mobile Communications initiated its two new digital services, Inmarsat-B and Inmarsat-M, in the Atlantic and Pacific Ocean Regions. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. COMSAT Mobile Communications also introduced a multi-channel version of Inmarsat-M service that will allow cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers. In 1993, COMSAT Mobile Communications announced plans for a new land earth station in Malaysia to provide these new digital services to the Indian Ocean Region. The Malaysian earth station is expected to be operational in 1994.

     Aeronautical Services. COMSAT Mobile Communications provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and, prospectively, air traffic control.

     By an FCC Report and Order issued in 1989, COMSAT was authorized (1) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (2) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a nonexclusive basis; and (3) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated as the sole provider of certain domestic aeronautical satellite services. However, COMSAT Mobile Communications has been authorized by the FCC to provide domestic aeronautical satellite services on an interim basis until the deployment of AMSC's satellite, which AMSC expects to occur in late 1994 or early 1995.

     Customers of COMSAT Mobile Communications for aeronautical services include airline service providers, commercial airlines, government aircraft and owners and operators of corporate aircraft.

     COMSAT Mobile Communications began providing aeronautical services in 1990 with a data service for cockpit communications on commercial flights under a 10-year agreement with Aeronautical Radio, Inc., an airline-owned service organization. In 1991,

COMSAT Mobile Communications began providing aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 300 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

     A service agreement with Kokusai Denshin Denwa Co., Ltd.
(KDD), the Japanese Signatory to Inmarsat, provides that COMSAT Mobile Communications may use KDD's ground earth station serving the Indian Ocean Region to serve COMSAT Mobile Communications' aeronautical customers. COMSAT Mobile Communications may serve KDD's customers flying in the Atlantic Ocean Region, and COMSAT Mobile Communications and KDD will provide mutual back-up in the Pacific Ocean Region for aeronautical customers of both companies.

     Service agreements with GTE Airfone, Incorporated, Claircom and In-Flight Phone, Inc., all of which are providers of air-to-ground passenger telephone service using terrestrial facilities, enable these providers to extend their current service to transoceanic flights by acquiring satellite and ground earth station services from COMSAT Mobile Communications.

     In 1993, COMSAT signed a service agreement with United Airlines to provide satellite communications services for passengers, including telephone, fax and data transmission on approximately 74 aircraft, once such aircraft are equipped with satellite terminals.

     Land Mobile Services. COMSAT Mobile Communications provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

     COMSAT Mobile Communications land mobile services are currently available using transportable versions of Inmarsat's Standard-A mobile earth station (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal and a smaller data-only Standard-C terminal through COMSAT Mobile Communications' C-Link(sm) service. The briefcase-size Inmarsat-M terminals provide a more portable and less expensive telephone service for international travelers, the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available. C-Link service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. COMSAT Mobile Communications is continuing to modify its land earth stations to interconnect this service with public and private data networks.

     COMSAT is not generally authorized to provide domestic land mobile services directly to end users. However, it is providing Inmarsat satellite capacity to AMSC, the authorized U.S. domestic land mobile entity, for an interim service pending the launch of AMSC's own satellite, and it is providing interim domestic service to certain other end users under special temporary authority from the FCC.

     Revenues. Approximately 30% of the Corporation's consolidated revenues in 1993 were derived from COMSAT Mobile Communications
(28% in 1992, 24% in 1991).  No single customer of COMSAT Mobile
Communications provided more than 10% of the Corporation's consolidated revenues in 1993.

     Competition. Under the Satellite Act and FCC orders, COMSAT is the only U.S. entity that may provide space segment services to customers using the Inmarsat satellites. COMSAT Mobile Communications competes for maritime, land mobile and aeronautical communications business with other Inmarsat Signatories operating land earth stations and with IDB Aero-Nautical Communications, Inc.
(IDB), another U.S. carrier which provides maritime, land mobile and aeronautical services through its own U.S. coast earth stations, using Inmarsat satellite capacity obtained from COMSAT Mobile Communications. COMSAT Mobile Communications also competes for maritime communications business with operators of cellular radio services, high frequency radio services and fixed C-band satellites, domestic and international. These competitive forces continue to exert downward pressure on COMSAT Mobile Communication's pricing for services provided through the Inmarsat system.

     In November 1993, the FCC authorized AT&T to provide shore-to-ship Inmarsat service under an agreement with COMSAT Mobile Communications whereby COMSAT Mobile Communications is indicated in AT&T's tariff as a "participating carrier" and pursuant to which COMSAT Mobile Communications reduced its charge for space and ground segment to AT&T by more than 20%. In December 1993, AT&T filed a new application to provide "branded end-to-end" Standard A mobile satellite service in the ship-to-shore direction. In February 1994, COMSAT opposed this application, arguing that it is contrary to the Satellite Act. The FCC has not acted on this matter.

     In March 1993, the FCC granted COMSAT's petition seeking waivers of the structural separation requirements, subject to COMSAT's establishing certain accounting and non-structural safeguards. This relief allows COMSAT to provide equipment, software and value-added services to customers directly through COMSAT Mobile Communications, rather than through a separate subsidiary that would require substantial duplication of personnel and other costs. In satisfaction of conditions placed on COMSAT by the FCC in granting the COMSAT application, in January 1994, COMSAT filed with the FCC its new Cost Allocation Manual, and in February 1994, COMSAT filed its plan for implementing certain non-structural safeguards desired by the FCC. Both filings are subject to FCC approval before the FCC waivers take effect.

     Inmarsat. Inmarsat is a 72-nation organization headquartered in London, England. It operates under two agreements: (1) an intergovernmental convention; and (2) an operating agreement signed by each nation's government or designated telecommunications entity (Signatory). COMSAT is the U.S. Signatory. It represents the United States in Inmarsat, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each Signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are readjusted as of February 1 of each year to approximate the Signatories' respective portions of the total use of the
Inmarsat space segment for the previous year.   COMSAT's investment
share, the largest in Inmarsat, was 22.5% as of February 1, 1994 (23.1% as of February 1, 1993; 25.0% as of February 1, 1992).

     At December 31, 1993, total Inmarsat Owners' Equity was approximately $672 million, including undistributed compensation for use of capital totaling approximately $136 million, and Inmarsat's outstanding contractual commitments totaled approximately $380 million.


                             VIDEO ENTERPRISES

     The Video Enterprises segment consists of COMSAT Video Enterprises, Inc. (CVE), a wholly owned subsidiary of the Corporation, and On Command Video Corporation (OCV), a California-based company that developed and markets a proprietary video entertainment system to hotels. CVE is the majority owner of OCV. This segment provides entertainment services to the hospitality industry throughout the United States, as well as domestic video distribution services to television networks.

     CVE and OCV services to hotels consist of pay-per-view feature films, free-to-guest programming (such as Showtime, HBO, ESPN, The Disney Channel, CNN and TBS, among others), and pay-per-view sports and entertainment special events. OCV's pay-per-view film service is on-demand and its system also provides interactive in-room services such as folio review and guest check out. At December 31, 1993, CVE and OCV had a customer base installed or under contract of approximately 2,200 hotels and approximately 490,000 rooms, including hotels in each major hospitality chain.

     In 1993, CVE raised its ownership of OCV from 65.7% to 73.5% through purchases of common stock from minority stockholders and of additional common stock from OCV. Beginning with the third quarter of 1992, OCV's financial results have been consolidated with CVE. Previously, this investment was accounted for using the equity method. For a further discussion of this investment, see Note 4 to the 1993 Financial Statements.

     CVE's hotel business was restructured in 1992. For a discussion of the restructuring, see Note 12 to the 1993 Financial Statements.

     All of the Corporation's domestic video distribution services and products have been consolidated within CVE. This includes the distribution of network television programming of the National Broadcasting Company (NBC) via satellite to NBC affiliate stations nationwide pursuant to a service contract which runs to 1999.

     CVE operates in a highly competitive and rapidly changing environment in which the principal methods of competition are service, product features and price. Several competing companies, principally Spectradyne, Inc., provide hotels with in-room video entertainment.


                            TECHNOLOGY SERVICES

     The Technology Services segment consists of COMSAT Technology Services (CTS), which was created in 1992 by restructuring the former COMSAT Systems Division and combining its activities with those of COMSAT Laboratories, the Corporation's research and development organization. For a discussion of the restructuring, see Note 12 to the 1993 Financial Statements. CTS provides turnkey voice, video and data communications networks and products, information services and applied research and technology worldwide.

     CTS's services include: information systems design, development, engineering, installation, testing and operations and maintenance; program management, applications engineering and software; integrated voice, video and data networks; and systems engineering and technical assistance services. CTS's customers include the U.S. Government, foreign governments and a variety of commercial customers.

     Major new CTS contracts awarded or begun in 1993 include: a contract with the Cote d'Ivoire (Ivory Coast) government to provide a national television and radio distribution system for Radio Television Ivorian; a contract with the Guatemalan telephone company (Guatel) to provide a VSAT network for rural telephony voice service; and contracts to provide various systems and services for U.S. government classified customers.

     On-going contracts being implemented in 1993 included: a contract with the Defense Information System Agency for a commercial satellite communications study; a contract to provide earth station management services to the Saudi Arabian government; a contract with a government agency in Korea to install earth stations to connect with the Inmarsat Indian Ocean Region satellites; contracts to provide consulting services for Koreasat and Asiasat satellite construction and launches; a contract with the Voice of America for earth station implementation; and contracts to provide various systems and services for government agencies in Italy, Korea, Japan and Turkey.

     COMSAT Laboratories, part of CTS, conducts research and development on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of CTS and other COMSAT businesses, as well as for outside customers. Customers include U.S. and foreign government agencies, commercial entities, INTELSAT and Inmarsat. COMSAT Laboratories also licenses new technology it develops to other companies for commercialization of such technology.

     During 1993, COMSAT Laboratories successfully delivered its portion of NASA's Advanced Communications Technology Satellite
(ACTS) and is currently providing operations and maintenance support. The ACTS satellite was launched in 1993 and NASA is currently conducting its experiments program. COMSAT Laboratories also continued work under a subcontract with Magnavox Electronic Systems Company to develop satellite communications control software and a computer interface to a new satellite ground terminal system for the U.S. Army.

     Support of COMSAT Laboratories from outside sources was 46% of total funding in 1993. The Corporation's total expenditures for research and development were $13 million in 1993, $15 million in 1992, and $18 million in 1991.

     CTS also includes the activities of COMSAT General Corporation (COMSAT General), a wholly owned subsidiary of the Corporation. COMSAT General owns an 86.3% interest in and manages the MARISAT Joint Venture, which owns and operates three satellites and leases capacity in the satellites to Inmarsat and the U.S. Navy. In addition, CTS manages the Corporation's minority investment in Plexsys International Corporation, a manufacturer of cellular telephone equipment.

     Effective December 31, 1993, the Microwave Electronics
Division (MED) of CTS, which designs and manufactures certain electronic components primarily for use in satellite communications systems, was sold to AMP Incorporated.

     No material portion of CTS's business is subject to renegotiation of profits or termination of contracts or subcontracts with the U.S. Government.

     CTS competes with major companies around the world in the broad areas of systems engineering and integration of telecommunications and information systems and services. CTS competes principally on the basis of service, product, price, reputation and capabilities.

     In January 1994, the Corporation entered into a definitive agreement to acquire Radiation Systems, Inc. (RSi), a company which designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses, by merging RSi with a wholly owned subsidiary of the Corporation. Following the merger, the Corporation expects to combine CTS with RSi. For a further discussion of the acquisition of RSi, see Note 15 to the 1993 Financial Statements.


                                INVESTMENTS

     The Corporation owns a limited partnership which owns the Denver Nuggets, a franchise of the National Basketball Association. As a result of the Corporation's acquiring all of the remaining interests in the partnership in 1992, the partnership's financial results have been consolidated with the Corporation's financial statements beginning with the third quarter of 1992. Previously, this investment was accounted for using the equity method.

     For a further discussion of the Corporation's investments, see
Note 4 to the 1993 Financial Statements.


Item 2.  Properties

COMSAT Properties

     Effective in 1993, the headquarters of the Corporation and the headquarters of the International Communications and Video Enterprises segments are located in a building in Bethesda, Maryland which the Corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. The Corporation has entered into a 15-year lease with the partnership for the new building. For a further discussion of the Corporation's ownership interest and lease of this property, see Notes 4 and 6 to the 1993 Financial Statements.

     The Corporation owns buildings and land at Clarksburg, Maryland that serve as the headquarters of the businesses of the Mobile Communications and Technology Services segments.

     The Corporation owns two satellites that are used by the Video Enterprises segment in its video distribution services and its television distribution network for NBC. The Corporation, through the 86.3%-owned MARISAT Joint Venture, also operates three satellites, capacity of which is leased by the Technology Services segment to Inmarsat and the U.S. Navy.

     The Corporation leases an earth station in Turkey and owns earth stations at Santa Paula, California and Southbury, Connecticut that are used by COMSAT Mobile Communications to provide mobile communications services. In addition, a land earth station is planned in Malaysia. The California and Connecticut earth stations are also used by the businesses of the Technology Services segment to provide communications services and tracking, telemetry and command (TT&C) services. The Corporation also owns earth stations at Clarksburg, Maryland and Paumalu, Hawaii that are used by COMSAT World Systems to provide TT&C services to INTELSAT.

     The Corporation's properties are suitable and adequate for the Corporation's business operations.

INTELSAT Satellites

     COMSAT World Systems uses the satellites of INTELSAT, an organization in which COMSAT owns a 20.9% interest. The INTELSAT satellites currently used and under construction are described below.

     The INTELSAT V series consists of eight satellites having an average capacity of at least 15,000 voice-grade bearer circuits or 51 television channels. The INTELSAT V-A series consists of five satellites having an average capacity of at least 16,000 bearer circuits or 57 television channels.

     The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, a subsidiary of General
Motors Corporation, having an average capacity of at least 24,000 bearer circuits or 87 television channels.

     The INTELSAT-K satellite, constructed by General Electric
Technical Services Company, Inc., a subsidiary of General Electric Company, has an average capacity of 7,000 bearer circuits or 32 television channels.

     The INTELSAT VII series consists of six satellites that are being constructed by Space Systems/Loral (formerly Ford Aerospace and Communications Company). These satellites will have an average capacity of at least 17,050 bearer circuits or 62 television channels. The first INTELSAT VII satellite was launched on October 22, 1993. The INTELSAT VII-A series, also being constructed by Space Systems/Loral, consists of three satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels. The first INTELSAT VII-A satellite is expected to be launched in 1995. The INTELSAT VII satellite launches are expected to be insured. No decision has been made regarding launch insurance for the INTELSAT VII-A series, however.

     The INTELSAT VIII series consists of four satellites that are being constructed by Martin Marietta Astro Space, a division of the Martin Marietta Corporation. These satellites will have an average capacity of 21,000 bearer circuits or 76 television channels. The first INTELSAT VIII satellite is expected to be launched in 1996. No decision has been made regarding launch insurance for the INTELSAT VIII series.

     COMSAT has applied to the FCC for authorization to participate in the procurement of one INTELSAT VIII-A spacecraft. This satellite, which is being constructed by Martin Marietta Astro Space, will have an average capacity of at least 11,600 bearer circuits, or 38 television channels, and is expected to be launched in 1997. No decision has been made regarding launch insurance for the INTELSAT VIII-A spacecraft.

Inmarsat Satellites

     COMSAT Mobile Communications uses the satellites of Inmarsat, an organization in which COMSAT owns a 22.5% interest. The
Inmarsat satellites currently used and under construction are described below.

     The first-generation Inmarsat satellite system consists of satellite capacity leased from INTELSAT, the European Space Agency and the MARISAT Joint Venture for periods expiring at various times through January 1996.

     The second-generation Inmarsat satellite system, known as the Inmarsat II series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation. A financing arrangement with respect to the first three Inmarsat II satellites is discussed in Note 5 to the 1993 Financial Statements.

     The third-generation Inmarsat satellite system, known as the Inmarsat III series, consists of four satellites which are being constructed by General Electric Technical Services Company, Inc. These satellites will use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. Their capacity will be more than 20 times that of the largest satellites in the first-generation Inmarsat system and about eight times more powerful than the Inmarsat II series. In March 1994, Inmarsat decided to procure a fifth Inmarsat III spacecraft as a contingency against possible loss of a satellite. No decision has been made regarding launch insurance for the Inmarsat III series. A financing arrangement with respect to the first three Inmarsat III satellites is discussed in Note 5 to the 1993 Financial Statements.


Item 3.  Legal Proceedings

     Neither COMSAT nor any of its subsidiaries is a party to, and none of their property is the subject of, material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities, except the matters described in Notes 6, 7 and 15 to the Corporation's 1993 Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of The Registrant
                                                                   Age as of
     Name                           Officer                    March 31, 1994


Bruce L. Crockett       President and Chief Executive Officer         50
Betty C. Alewine        President, COMSAT World Systems               45
John V. Evans           President, COMSAT Laboratories                60
Charles Lyons           President, COMSAT Video Enterprises, Inc.     39
Ronald J. Mario         President, COMSAT Mobile Communications       50
Jerome W. Breslow       Vice President and Secretary                  60
C.Thomas Faulders, III  Vice President and Chief Financial Officer    44
Steven F. Bell          Vice President, Human Resources and
                          Organization Development                    44
Arthur R. Sando         Vice President, Corporate Affairs             46
Warren Y. Zeger         Vice President and General Counsel            47
Allen E. Flower         Controller                                    50
Wesley D. Minami        Treasurer                                     37

     Normally, the officers are elected annually by the Board of Directors, at its first meeting following the Annual Meeting of Shareholders, to serve until their successors are elected and qualified.

     There is no family relationship between an officer and any other officer or director and no arrangement or understanding between an officer and any other person pursuant to which he or she was selected as an officer.

     The following is a brief account of each executive officer's experience for the past five years:

     Mr. Crockett has been President and Chief Executive Officer of the Corporation since February 1992. He was President and Chief Operating Officer of the Corporation from April 1991 to February 1992. He was President, World Systems Division from February 1987 to April 1991.

     Ms. Alewine has been President, COMSAT World Systems since
May 1991.  She was Vice President and General Manager, INTELSAT
Satellite Services from January 1989 to May 1991.  She was Vice
President, Sales and Marketing, World Sysite Services from January 1989 to May 1991. She was Vice President, Sales and Marketing, World Systems Division from March 1987 to January 1989.

     Dr. Evans has been President, COMSAT Laboratories since September 1991. He was Vice President and Director, COMSAT Laboratories from October 1983 to September 1991, and Vice President and Director of Research from April 1983 to October 1983.

     Mr. Lyons has been President, COMSAT Video Enterprises, Inc.
(CVE) since February 1992. He was Vice President and General Manager, CVE from October 1990 to January 1992. Prior to joining the Corporation, he was with Marriott Corporation, serving as National Director of Group Marketing from September 1989 to October 1990, Regional Director of Operations and National Director of Group Sales from September 1988 to September 1989, and Director of Marketing from September 1986 to September 1988.

     Mr. Mario has been President, COMSAT Mobile Communications
(CMC) since May 1991.  He was Vice President and General Manager,
CMC from April 1988 to May 1991.  He was Vice President,
Corporate Services from September 1985 to April 1988.

     Mr. Breslow has been Vice President and Secretary since June
1987.

     Mr. Faulders has been Vice President and Chief Financial Officer since February 1992. Prior to joining the Corporation, he was with MCI Communications Corporation (MCI), serving as Senior Vice President of Business Marketing from August 1991 to February 1992, Senior Vice President of Government Systems and Enterprise Group from August 1990 to August 1991, Vice President of National Accounts for MCI Southeast from August 1988 to August 1990, and Vice President and Treasurer of MCI from December 1985 to August 1988.

     Mr. Sando has been Vice President, Corporate Affairs since September 1991. He was Vice President, Marketing and Communications, COMSAT Video Enterprises, Inc. from May 1990 to September 1991. Prior to joining the Corporation, he was with Turner Broadcasting System, Inc., serving as Vice President, Marketing and Communications from February 1989 to April 1990 and Vice President, Corporate Communications from May 1984 to February 1989.

     Mr. Zeger has been Vice President and General Counsel since March 1992. He was Acting General Counsel from September 1991 to March 1992. He was Associate General Counsel of the Corporation and Vice President, Law, World Systems Division (WSD) from February 1988 to September 1991. He was Vice President and General Counsel, WSD, from August 1987 to February 1988.

     Mr. Flower has been Controller since June 1992.  He was Vice
President, Finance and Administration, CVE from May 1990 to June
1992.  He was Vice President, Finance and Administration, World
Systems Division from August 1987 to May 1990.

     Mr. Bell has been Vice President of Human Resources and Organization Development since October 1993. Prior to joining the Corporation, he was with American Express Worldwide Technologies, serving as Vice President of Human Resources from September 1992 to September 1993; with US Sprint, serving as Regional Director of Human Resources from October 1987 to August 1992; and with Martin Marietta Data Systems Division, serving as Manager, Employment from July 1985 to October 1987.

     Mr. Minami has been Treasurer since May 1993. Prior to joining the Corporation, he was with Oxford Realty Services Corp., a privately held $1.5 billion investment/property management company, serving as Senior Vice President, Finance and Administration and Chief Financial Officer from December 1989 to April 1993 and Vice President and Treasurer from April 1988 to November 1989.

                              PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

     As of December 31, 1993, there were 40,226,475 shares of Common Stock, without par value, of the Corporation (COMSAT Common Stock) outstanding: 40,205,587 were Series I shares, held by 42,345 holders of record other than communications common carriers; and 20,888 were Series II shares, held by 35 common carriers.

     The principal market for COMSAT Common Stock is the New York
Stock Exchange, where it is traded under the symbol "CQ."
COMSAT Common Stock is also traded on the Chicago Stock Exchange and the Pacific Stock Exchange.

     The Corporation's Transfer Agent, Registrar and Dividend
Disbursing Agent is The Bank of New York, 101 Barclay Street, New
York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT Common Stock for the last two years are as follows:
                                        COMSAT
                                    Common Stock*

                             High       Low        Dividend

Calendar Year 1992
    First Quarter            21 1/2    17 1/8       .175
    Second Quarter           21 1/4    18 3/4       .175
    Third Quarter            21 5/8    19 5/8       .175
    Fourth Quarter           24 1/2    19 7/8       .175

Calendar Year 1993
    First Quarter            27 7/8    23 3/4       .185
    Second Quarter           31 5/8    27 1/4       .185
    Third Quarter            31 7/8    26 3/4       .185
    Fourth Quarter           35 1/4    27 1/2       .185



* Prices reflect the two-for-one stock split which occurred in June 1993.

Item 6. Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years.


                          FIVE YEAR FINANCIAL SUMMARY

(In thousands except per
share information)                  1993        1992         1991         1990         1989
SUMMARY OF OPERATIONS
Revenues                        $640,390     $563,615     $522,850     $456,806    $411,524
Operating Expenses               502,292      475,110      395,377      469,357     325,431
Operating Income (Loss)          138,098       88,505      127,473     (12,551)      86,093

Income (Loss) from Continuing
  Operations Before Cumulative
  Effect of Changes in
  Accounting Principles           74,044       42,924       71,424     (16,349)      62,464
  Cumulative Effect of Changes in
  Accounting Principles            1,238            -      (26,607)          -            -
Net Income (Loss)                 75,282       42,924       44,817     (16,349)      62,464

Net Income (Loss) Per Share: (1)
  Primary                       $   1.85     $   1.09     $   1.18     $ (0.44)    $   1.67
  Fully Diluted                 $   1.85     $   1.09     $   1.17     $ (0.44)    $   1.50

Dividends Paid                    29,577       27,127       25,313       24,677      24,481
Dividends Paid per Share (1)    $   0.74     $   0.70     $   0.67     $   0.66    $   0.66

YEAR-END POSITION
Total Assets                $  1,652,515 $  1,542,843 $  1,369,546 $  1,209,565 $ 1,261,110
Long-Term Debt                   402,402      486,383      382,764      375,181     367,617
Stockholders' Equity             679,352      621,132      584,986      558,064     595,138

Notes:
1.   Per share amounts have been restated for a 2-for-1 stock split in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          ANALYSIS OF OPERATIONS

Consolidated Operations

     Consolidated revenues totaled $640 million, an increase of $77 million above record 1992 revenues and $118 million above 1991. Revenue increases resulted from improved operating performance, particularly in COMSAT Mobile Communications, which had higher traffic volumes, and in COMSAT Video Enterprises, where On Command Video product installations grew rapidly. In addition, revenues rose due to the consolidation of Denver Nuggets results for the full year, versus the six months' revenues included in 1992.

     Operating income was $138 million, an improvement of $50 million over 1992 ($11 million, excluding restructuring charges) and $11 million better than 1991. Results from operations improved over 1992 based on the strong performance from COMSAT Mobile Communications and on cost benefits resulting from the restructuring in 1992 that formed COMSAT Technology Services and consolidated video entertainment and distribution services within COMSAT Video Enterprises. Some of this improvement was offset by the inclusion of a full year of consolidated losses from the Denver Nuggets.

     Other income improved in 1993 due to proceeds from company-owned life insurance policies, inclusion of profits from equity investments, and the inclusion of the Denver Nuggets losses in other income in the first half of 1992.

     Interest costs declined slightly from the levels of the prior two years on lower borrowings and lower interest rates. Capitalized interest increased over 1992, but remained below the 1991 level, as plant under-construction balances have continued to increase following the heavy satellite launch schedule in 1990 and 1991.

     The corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109 in 1993. The new standard requires that deferred tax assets and liabilities be adjusted to reflect current tax rates. The cumulative effect of adopting this standard was to increase income by $1 million in 1993. In addition, the corporation recorded a charge to income tax expense of $3 million under the new standard to reflect the impact on the prior year's deferred tax accounts of the recent change in Federal income tax rate to 35% from 34%.

     The corporation adopted SFAS No. 106 in 1991, which required recognition of $27 million in expenses after taxes for the expected cost of postretirement benefits.

     Net income was a record $75 million, a 13% increase over 1992 excluding restructuring charges. Primary earnings per share were $1.85, a 9% increase over 1992, excluding the effects of restructuring.


Operating Results

International Communications

In millions                         1993      1992      1991
- - - ------------------------------------------------------------
Revenues                           $ 250     $ 253     $ 245
Operating Income*                  $  89     $  96*    $  92*

*Excludes restructuring charges of $7 million in 1992 and SFAS
No. 106 costs of $24 million in 1991.

     International Communications includes the FCC-regulated and non-regulated businesses of COMSAT World Systems (CWS), as well as COMSAT International Ventures (CIV). CWS provides international voice, data, video and audio communications. Revenues declined slightly, but the business continued its solid performance as demand for services remained strong. CIV invests in telecommunications opportunities internationally.

     CWS revenues declined by 3% from 1992 levels and were flat compared to 1991. Revenues for full-time voice circuits declined 11% due to the anticipated conversion from analog circuits to more efficient digital service. Additionally, CWS entered into new long-term carrier agreements with ATT, MCI and Sprint, its three major international carrier customers, that provide significant rate reductions in exchange for additional service commitments. CWS share of revenues from the INTELSAT system declined as expected with the 1% reduction in the corporation's ownership share in 1993.

     Revenues from full-time leased television services increased over 50% as customers benefitted from implementing highly efficient networks with smaller, less expensive antennas that operate with the high-power INTELSAT-K and INTELSAT VI satellites.

     Operating income for CWS declined 5% from 1992 results, before charges for restructuring, and were about the same as 1991 results. The decrease from 1992 is due to the reduction in revenues. Operating expenses for CWS were below 1992 levels (before restructuring charges) due to cost controls and lower INTELSAT system expenses resulting from the lower ownership share. This was partially offset by higher depreciation expense.

     CIV has business interests in eight countries in Central America, South America, Eastern Europe and the Commonwealth of Independent States. CIV continues to screen new opportunities carefully as it manages its existing portfolio of operating ventures and investments. Revenues from owned or controlled ventures were consolidated for the first time in 1993, adding 2% to segment revenues. As anticipated, CIV incurred operating losses of $6 million in 1993. Results in 1992 were $2 million better, and included a $2 million gain from the sale of a venture in Venezuela.

Mobile Communications

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Revenues                                $ 190     $ 158     $ 128
Operating Income*                       $  48     $  37*    $  40

*Excludes restructuring charges of $3 million in 1992.

COMSAT Mobile Communications (CMC) provides maritime, aeronautical and land mobile communications services. Revenues and operating income grew in excess of 20% over 1992 levels.

The maritime business remains strong while undergoing a transition to less expensive, more efficient digital service. Digital Standard-M terminals currently represent only about 3% of commissioned telephony terminals. However, the lower cost associated with digital service versus comparable analog terminals has produced significant increases in traffic volume on passenger ships. Continued significant traffic growth is expected as the digital Standard-M dominates new terminal commissionings over the next few years.

Overall, CMC revenues grew by slightly better than 20% in 1993. Demand continued to be strong for telephone service, particularly in the land mobile and government market segments, while the fishing and offshore oil segments declined.

Telex revenue declined from 1992 levels, but this decline was mostly offset by revenue growth from smaller, less expensive
Standard-C digital terminals.

Aeronautical communication services have continued to develop slowly due to airline industry conditions. Revenues remained even with 1992 levels. With several airlines already having committed to install aircraft terminals, it is anticipated that this market will begin to grow in the near future.

Operating income improved year to year by almost 30%, excluding 1992 restructuring charges. Operating expenses increased 17% as higher satellite use charges associated with higher traffic volumes were only partially offset by a reduced share of Inmarsat system revenues and expenses. Depreciation on new earth station and satellite equipment installed to meet traffic demand increased expenses by $5 million.

Video Enterprises

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Revenues                                $  96     $  78     $  82
Operating Income*                       $  10     $   6*    $   3

*Excludes restructuring charges of $14 million in 1992.

COMSAT Video Enterprises (CVE) provides video distribution and on-demand video entertainment services to the hospitality industry and video distribution services to television networks.

The corporation increased its ownership of On Command Video
Corporation (OCV) to 74% from 66% during 1993, and has consolidated OCV results since July 1992. Through the investment in OCV, CVE has grown to become the major supplier of on-demand video entertainment to the hospitality industry.

Revenues from video programming provided to the hospitality industry grew by almost 34% in 1993, as OCV and CVE continued to equip existing and new hotel rooms with on-demand video systems from OCV. A revenue decline of almost 11% in the mid-priced hotel market was more than offset by a six-fold increase in revenues from OCV 's upscale hotels and from CVE hotels converted to the OCV system. OCV tripled the number of rooms equipped during 1993, and increased the backlog of rooms to be installed by 290%. Demand remains high for this state-of-the-art product.

Revenue from the video distribution services provided to the National Broadcasting Corporation (NBC) remained flat, as did operating income.

Operating income in 1993 improved by 76% over 1992, excluding charges for restructuring. While the CVE hotel business continued to incur modest losses, these were more than offset by operating income from OCV. CVE improved performance over 1992 due to lower costs achieved through the restructuring and to improved performance from rooms converted to the OCV system.

Technology Services

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Revenues                                $  88     $  81     $  93
Operating Income (Loss)*                $   1     $  (3)*   $   -

*Excludes restructuring charges of $10 million in 1992.

     COMSAT Technology Services (CTS) provides turnkey voice, video and data communications networks and products, technology consulting services and applied research services.

     Revenues in 1993 increased by 9% over 1992. Improvements came from new infrastructure programs such as a major VSAT rural telephony program in Guatemala and a television and radio distribution network in Cote d'Ivoire (Ivory Coast), as well as from new consulting programs.

     Reductions in overhead and refocused marketing efforts which followed the 1992 restructuring have helped make operating income positive. This represents an improvement of $4 million over 1992 operating losses, before restructuring charges.


Corporate

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Revenues*                               $  30     $  11     $   3
Operating Loss*                         $ (10)    $  (9)*   $  (8)

*Revenues exclude elimination of intra-company revenues. The 1992 operating loss excludes $4 million of restructuring charges.

     Revenues increased in 1993 due to the Denver Nuggets' improved attendance, ticket sales and sponsor revenues, and a full year of consolidation versus six months in 1992.

     Revenues in 1991 came primarily from office space sub-leased by the corporation at its former headquarters building in Washington. These rents have increased only slightly since 1991.

     Operating losses for all years include costs for proprietary research programs undertaken by COMSAT Laboratories. In 1992, losses for the Denver Nuggets were included for half the year, while in 1993 a full year is reflected. Increases in operating losses of $1 million in 1993 compared to 1992, excluding restructuring charges, were attributable to the full year of consolidated Denver Nugget losses.

Outlook

     The corporation has advocated the privatization of both INTELSAT and Inmarsat. Privatization would change these treaty-based international organizations into commercial enterprises that are responsive to marketplace forces and accountable to shareholders. The corporation believes that the existing organizational structures of INTELSAT and Inmarsat are ill-suited to the competitive, fast-paced marketplace of today, and supports the transfer of ownership holdings at market valuations. Privatization would represent a fundamental change in how the corporation operates in a regulated environment. The corporation will continue to pursue its advocacy of privatization for each of these organizations, but does not expect to see major changes implemented in the near term.

     COMSAT World Systems continues to adjust to an increasingly competitive environment. In late 1993, the Federal Communications Commission (FCC) substantially eliminated prior restrictions on access of separate system satellite operators to the public switched telephone network. This action, along with the FCC's stated goal of eliminating all restrictions on separate satellite systems by 1997, will increase competition for the provision of satellite services and result in some loss of market share.

     During 1994, two new satellites scheduled to be launched by PanAmSat will offer additional competition for INTELSAT and CWS. Increased satellite competition and continued competition from fiber optic cables will put increased pressure on service revenues and operating margins.

     CWS is well-positioned with new long-term agreements with the major international carriers to provide new cost-competitive services for bulk usage beyond the year 2000. In addition, several emerging markets are expected to continue growing, including international television distribution, international VSAT and digital audio services.

     INTELSAT currently has 13 satellites on order. The first satellite in the INTELSAT VII series, launched in the fourth quarter of 1993, was placed in service early in 1994. There are three more INTELSAT VII launches planned for 1994. The new INTELSAT VII satellites, along with the INTELSAT VIII series satellites, will offer new higher-power capabilities, enabling CWS to remain competitive in an increasingly crowded international telecommunications market.

     COMSAT International Ventures anticipates strong traffic growth and expansion of business from its existing ventures and will continue efforts to expand to new markets internationally. Existing ventures as a group are expected to reach profitability by the end of 1994. However, CIV anticipates incurring small additional losses for 1994 due to management and administrative costs and losses from new start-up ventures.

     COMSAT Mobile Communications will continue to expand its service offerings to meet customer needs. An increasing number of digital terminals with improved operating efficiency and reduced service charges should keep traffic growth strong. Smaller digital terminals should facilitate growth in the land mobile, small commercial and pleasure boat, and business traveler markets. Additionally, CMC has signed agreements to provide multi-channel terminals to major airline customers to help expand aeronautical service.

     CMC is facing competitive changes that will increase pressure on service prices and operating margins. AT&T has petitioned the FCC to allow competitive service offerings for ship-to-shore traffic which, if approved, could lead to lower CMC rates for those services. In early 1994, CMC reached agreement with AT&T to lower the rates the corporation charges AT&T for shore-to-ship traffic and the rates AT&T charges the corporation for ship-to-shore traffic termination. It is anticipated that these new CMC rates will be offered to all long distance carriers. These new agreements could lead to slower revenue growth in the future. The impact on future revenues and expenses will depend on the volume of calls generated and the percentage of that traffic committed to the corporation by the carriers. CMC entered into a carrier agreement with Sprint International. The agreement provides for the exchange of traffic and is expected to lead to additional traffic in the future.

     In 1993, the FCC initiated an audit of the corporation's role as the United States signatory to Inmarsat and of CMC's earnings as a provider of international mobile services. Although the corporation cannot predict the ultimate disposition of this audit, it believes the impact on service rates, if any, would be prospective and should not be materially different from anticipated rate actions required to respond to market pressure and competition.

     CMC is studying alternatives for providing new worldwide, satellite-delivered, hand-held telephony services by the end of the decade. These services would be provided by technically complex global systems that would have to compete with existing cellular services, as well as with planned satellite systems such as the Iridium system to be built by Motorola. The corporation has not yet determined the best technical or business approach to this new expanded opportunity, but anticipates that decisions will be made in 1994 and preliminary expenditures could begin before year end.

     COMSAT Video Enterprises, Inc. will continue efforts to convert existing qualified customers to the OCV product and to retain hotel customers whose contracts expire in 1994. OCV will continue to install new systems, working to address a rapidly growing backlog that, at year end, exceeded its installed base. Continued revenue and income growth is expected as a result of the increasing market share.

     CVE's video distribution business is expected to remain stable with little change to the NBC services. As in prior years, earnings in 1994 are expected to come primarily from the television network distribution business, with an increasingly larger part from the hospitality industry video distribution business.

     COMSAT Technology Services emerged from the 1992 restructuring as a more competitive business and entered 1994 with a substantial improvement in its backlog compared to the beginning of 1993. In January 1994, the corporation announced an agreement to acquire, by means of merger, Radiation Systems, Inc. (RSi). RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses. If approved by RSi's shareholders, the corporation will exchange newly issued common stock for RSi's outstanding common stock, at an exchange value of about $18.25 per RSi share. Each share of RSi common stock will be exchanged for a portion of COMSAT common stock determined by dividing $18.25 by the average closing price of COMSAT stock for the 20 days ending five trading days prior to the effective date of the merger. The exchange ratio shall not be less than 0.638 or greater than 0.780. The transaction will have a total value of approximately $150 million, and is expected to be completed in the second quarter of 1994. Following the merger, which is expected to be treated as a pooling of interests, CTS will be combined with RSi to form a wholly owned subsidiary of the corporation. The new subsidiary, COMSAT RSI, will pursue opportunities in the high-growth wireless communications market by offering integrated systems and products. COMSAT RSI will target international and domestic markets that include cellular, personal communications systems and VSAT antenna technologies. The corporation expects that COMSAT RSI operations, while profitable, may have a small dilutive effect on earnings in 1994, excluding the non-recurring transaction costs. The newly combined entity plans to leverage the technical expertise of COMSAT Laboratories and to maintain the competitive cost structure that prevails in RSi.

     The corporation anticipates continued improvement in the financial performance of the Denver Nuggets, and expects that the team will reach break-even in 1994.

     The corporation will adopt SFAS No. 112, "Employer's Accounting for Postemployment Benefits," in 1994. This statement requires that the estimated cost of benefits provided to former or inactive employees be accrued over their active service lives. The effect of adopting the statement is not expected to have a material effect on the corporation's 1994 financial results.

     The corporation will also adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994. This statement requires that certain investments in debt or equity securities be carried on the balance sheet at fair value. The effect of this statement is not expected to be material to the corporation as of December 31, 1993.

                        ANALYSIS OF BALANCE SHEETS

Assets

     The corporation ended 1993 with $1,653 million of assets, an increase of $110 million over 1992.


International Communications

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Assets                                  $ 827     $ 803     $ 765
Property and Equipment Additions        $ 117     $ 121     $ 174

     Property and equipment additions are almost exclusively related to COMSAT World Systems' share of INTELSAT's satellite programs for the VII, VII A and VIII series of satellites. These new satellites will offer higher power and deliver greater performance characteristics to meet increasing demand from customers worldwide.

     CIV invested $7 million for new communications plant and equipment in 1993. The majority of the investments are to meet specific customer requirements for technologically advanced applications in developing countries. The corporation anticipates investing up to an additional $15 million in 1994 to meet demand in existing ventures, and may invest additional amounts if warranted by new opportunities.


Mobile Communications

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Assets                                  $ 404     $ 397     $ 320
Property and Equipment Additions        $  51     $  83     $  90

     Property and equipment were added to provide needed capacity for CMC worldwide services.

     Ground station plant and equipment were improved in 1993 to be able to handle traffic volumes in all four service regions. A second CMC ground station in the Indian Ocean region was begun in Malaysia to provide digital Standard-M and -B service. The station is expected to be operational in the second quarter of 1994. Stations in California and Connecticut were also upgraded to handle digital traffic under the new digital standards for Inmarsat M, B and C terminals. Assets of $16 million were transferred to this business from CTS in the first quarter of 1993 as part of the restructuring effort begun in 1992; assets for prior years have been restated. The transferred assets are facilities and equipment at the earth stations in California and Connecticut.

     The first of the Inmarsat III series satellites, currently under construction, is scheduled for launch in 1996. These satellites will provide increased capacity to meet growing demand for all services in all four service regions.


Video Enterprises

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Assets                                  $ 187     $ 122     $ 120
Property and Equipment Additions        $  64     $  18     $   9

     The additions to property and equipment are primarily installations of video entertainment systems for new hotel customers. OCV has a large backlog of hotels waiting to have systems installed. The corporation is expected to make additional investments in these systems during 1994 for new hotel installations. The corporation will also continue to purchase video entertainment systems from OCV for installation in a limited number of hotels in CVE's existing hotel base. The business reduced some asset balances as a result of the 1992 restructuring.


Technology Services

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Assets                                  $  46     $  49     $  62
Property and Equipment Additions        $   3     $  10     $   7

     Property and equipment additions for 1992 and 1993 were primarily purchases of test equipment for research and development work by COMSAT Laboratories and equipment to support CTS' work in communication systems design, demonstration and installation. Requirements for new capital in 1994 are expected to be minimal.


Corporate

In millions                              1993      1992      1991
- - - -----------------------------------------------------------------
Assets                                  $ 189     $ 172     $ 102
Property and Equipment Additions        $   4     $   1     $   2

     Assets increased in 1993 primarily due to the purchase of RSi equity shares and increases in the cash value of company-owned life insurance policies. The purchase of the remaining share and subsequent consolidation of the Denver Nuggets in 1992 was the primary cause of the increase in assets over 1991.

Liabilities

     During 1993, the corporation's share of long-term debt issued by INTELSAT increased by $31 million as INTELSAT issued 6.75% Eurobonds due in January 2000. Proceeds from this issue were used to prepay $30 million of the corporation's 9.55% notes; $70 million remains due in April 1994.

     The corporation redeemed its 11.625% unsecured debentures in March 1992. In April 1992 the corporation issued $160 million of new debentures at 8.125% due in April 2004. The proceeds were used to redeem its 7.75% convertible subordinated debentures and to repay commercial paper.


                          ANALYSIS OF CASH FLOWS

Operating Activities

     CWS generated the majority of the corporation's cash from operations. The corporation made interest payments of $25 million and tax payments of $22 million.

Investing Activities

     The corporation made cash investments of $230 million for property and equipment in 1993. Of this, $117 million was invested by the International Communications businesses, $46 million by CMC and $60 million by CVE and OCV.

     The corporation received approximately $16 million when its share of INTELSAT declined from 21.8% to 20.9% in 1993. The corporation expects its share of INTELSAT to decrease slightly during 1994. The corporation received approximately $5 million when its share of Inmarsat declined from 24.6% to 23.0% in 1993. The corporation's share of Inmarsat declined to 22.5% in February 1994.

     A total of $14 million was used to purchase equity interests, principally shares of RSi and the CIV ventures. An additional $13 million was used to purchase shares of OCV from minority shareholders. The corporation increased its ownership share of OCV to 73.5% at December 31, 1993.

     The corporation's investment in property and equipment in 1994 will be somewhat higher than in 1993. Investments in INTELSAT satellites, international ventures, aeronautical service equipment and OCV systems will increase over 1993 levels.

Financing Activities

     Quarterly dividends were $.18-1/2 per share in 1993. The corporation received in early 1993 $33 million in proceeds from long-term debt issued by INTELSAT, all of which was used to redeem or repay other debt obligations. INTELSAT intends to issue bonds in the first quarter of 1994. The corporation will record its share of the borrowings as long-term debt of approximately $42 million. INTELSAT will use the proceeds to redeem or repay their short-term debt obligations.

Liquidity and Capital Resources

     The corporation enjoys access to short- and long-term financing at favorable rates. A $125 million commercial paper program has $43 million of borrowings outstanding at an average interest rate of 3.4%. A $200 million revolving credit agreement with a group of banks is currently not being utilized and extends to 1998. This facility is a back-up to the corporation's commercial paper program.

     The corporation enjoys access to capital markets at favorable costs with an A rating from Standard and Poor's and an A-2 from Moody's.

     The corporation's funding activities, as regulated by the FCC, allow long-term financing up to 45% of total capital, as well as $200 million of short-term borrowings.

     The corporation expects operations to fund almost all 1994 cash requirements. Any additional working capital requirements will be funded using commercial paper.

Taxes

     Taxes were paid on an Alternative Minimum Tax basis due to a net operating loss carryforward from the 1987 discontinued operations.

Item 8. Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT


To the Shareholders of
COMSAT Corporation:


We have audited the accompanying consolidated balance sheets of COMSAT Corporation and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, stockholders' equity, and cash flow for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of COMSAT Corporation and subsidiaries at December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in 1991 the corporation changed its method of accounting for postretirement health and life insurance benefits to conform with Statement of Financial Accounting Standards No. 106. Also, as discussed in Note 11 to the consolidated financial statements, in 1993 the corporation changed its methods of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



Deloitte & Touche
Washington, D.C.
February 16, 1994

                          COMSAT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS
                 For the Years Ended December 31, 1993, 1992, and 1991
                       (In thousands, except per share amounts)

                                                1993         1992         1991

Revenues                                    $  640,390   $  563,615   $  522,850
                                            ----------   ----------   ----------
Operating Expenses:
  Cost of Services                             328,727      272,351      245,187
  Depreciation and Amortization                138,359      127,337      110,260
  Research and Development                      13,387       15,293       17,548
  General and Administrative                    21,819       21,168       22,382
  Provision for Restructuring                        -       38,961            -
                                            ----------   ----------   ----------
  Total Operating Expenses                     502,292      475,110      395,377
                                            ----------   ----------   ----------
Operating Income                               138,098       88,505      127,473

Other Income (Expense), Net                      8,310        3,138       (6,407)

Interest Income                                    997          811        1,641

Interest Cost                                  (45,117)     (46,172)     (46,941)

Interest Capitalized                            22,197       20,481       27,307
                                            ----------   ----------   ----------
Income Before Taxes and Cumulative
  Effect of Accounting Changes                 124,485       66,763      103,073
Income Tax Expense                             (50,441)     (23,839)     (31,649)
                                            ----------   ----------   ----------
Income Before Cumulative
  Effect of Accounting Changes                  74,044       42,924       71,424
Cumulative Effect of Accounting Change for
  Postretirement Benefits, net of $13,707
  tax                                                -            -      (26,607)
Cumulative Effect of Accounting Change for
  Income Taxes                                   1,238            -            -
                                            ----------   ----------   ----------
Net Income                                  $   75,282   $   42,924   $   44,817
                                            ==========   ==========   ==========

Earnings Per Share:
  Primary:
   Before Cumulative Effect of Accounting   $     1.82   $     1.09   $     1.88
   Cumulative Effect of Accounting Changes        0.03            -        (0.70)
                                            ----------   ----------   ----------
   Net Income                               $     1.85   $     1.09   $     1.18
                                            ==========   ==========   ==========

  Fully Diluted:
   Before Cumulative Effect of Accounting   $     1.82   $     1.09   $     1.80
   Cumulative Effect of Accounting Changes        0.03            -        (0.63)
                                            ----------   ----------   ----------
   Net Income                               $     1.85   $     1.09   $     1.17
                                            ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                     COMSAT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1993, 1992, and 1991
                              (In thousands)



                                          1993          1992          1991
ASSETS
Current Assets:
  Cash and Cash Equivalents           $     8,794   $     3,857   $     6,868
  Receivables                             143,347       135,558       109,359
  Deferred Income Taxes                     8,769        12,322        11,502
  Other                                    17,572        13,477         8,419
                                      -----------   -----------   -----------
  Total Current Assets                    178,482       165,214       136,148
                                      -----------   -----------   -----------

Property and Equipment                  1,308,167     1,244,947     1,171,594
Investments                                19,493        14,838        31,256
Goodwill                                   30,778        22,733             -
Franchise Rights                           41,084        43,049             -
Other Assets                               74,511        52,062        30,548
                                      -----------   -----------   -----------

  Total Assets                        $ 1,652,515   $ 1,542,843   $ 1,369,546
                                      ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current Maturities of Long-
    Term Obligations                  $    74,904   $     1,506   $    94,305
  Commercial Paper                         43,233        47,795             -
  Accounts Payable and Accrued
    Liabilities                            97,329        77,803        52,818
  Due to Related Parties                   56,601        34,101        26,089
  Accrued Interest                          5,231         5,746        13,262
  Income Taxes Payable                        542         2,570         4,636
                                      -----------   -----------   -----------
  Total Current Liabilities               277,840       169,521       191,110
                                      -----------   -----------   -----------

Long-Term Debt                            402,402       486,383       382,764
Deferred Income Taxes                      79,990        61,513        57,013
Deferred Investment Tax Credits            22,151        27,201        29,912
Accrued Postretirement Benefit Costs       50,014        47,053        40,346
Other Long-Term Liabilities               119,393       115,843        83,415
Commitments and Contingencies
  (Notes 6,7 and 14)                            -             -             -
Minority Interest                          21,373        14,197             -

Stockholders' Equity:
  Common Stock, without par value,
   100,000 shares authorized,
   40,226 shares outstanding in 1993,
   39,317 in 1992 and 38,092 in 1991      281,371       268,334       256,425
  Preferred Stock 5,000 shares
   authorized, no shares issued
   or outstanding                               -             -             -
  Retained Earnings                       421,833       376,128       360,331
  Treasury Stock, at cost,
   1,348 shares in 1993,
   2,103 in 1992 and 3,162
   in 1991                                (13,311)      (20,433)      (29,842)
  Unearned Compensation,
   Key Employee Stock Plan                 (8,240)       (2,897)       (1,928)
  Minimum Pension Liability                (2,301)            -             -
                                      -----------   -----------   -----------
  Total Stockholders' Equity              679,352       621,132       584,986
                                      -----------   -----------   -----------

  Total Liabilities and
   Stockholders' Equity               $ 1,652,515   $ 1,542,843   $ 1,369,546
                                      ===========   ===========   ===========

The accompanying notes are an integral part of these financial

                            COMSAT CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1993, 1992, and 1991
                                    (In thousands)

                                                                                                        Unearned
                                                                                           Minimum    Compensation,
                                  Shares      Shares       Common   Retained   Treasury    Pension    Key Employee
                                  Issued   Outstanding     Stock    Earnings     Stock    Liability    Stock Plan
Balance at
December 31, 1990                 41,029      37,597    $ 251,459  $ 340,827  $ (32,386)  $     0      $ (1,836)

Net Income                                                            44,817
Cash Dividends
  ($0.67 per share)                                                  (25,313)
Exercise of Stock Options
  and Restricted Stock Units                     136          477                 1,279
Stock Options and Restricted
  Stock Awarded                                  134        2,481                 1,265                  (3,746)
Amortization of Key
  Employee Stock
  Plan Expense                                                                                            3,654
Shares Issued Under
  Employee Stock
  Purchase Plan                      225         225        2,008
                                --------    --------     --------   --------   --------   -------      --------
Balance at
December 31, 1991                 41,254      38,092      256,425    360,331    (29,842)        0        (1,928)

Net Income                                                            42,924
Cash Dividends
  ($0.70 per share)                                                  (27,127)
Exercise of Stock Options
  and Restricted Stock Units                     991        5,067                 8,789
Stock Options and Restricted
  Stock Awarded                                   68        4,278                   620                  (4,898)
Amortization of Key
  Employee Stock
  Plan Expense                                                                                            3,929
Shares Issued Under
  Employee Stock
  Purchase Plan                      166         166        2,564
                                --------    --------     --------   --------   --------   -------      --------
Balance at
December 31, 1992                 41,420      39,317      268,334    376,128    (20,433)        0        (2,897)

Net Income                                                            75,282
Cash Dividends
  ($0.74 per share)                                                  (29,577)
Exercise of Stock Options
  and Restricted Stock Units                     407        1,018                 3,810
Restricted Stock Awarded                         348        5,322                 3,312                  (8,634)
Amortization of Key
  Employee Stock
  Plan Expense                                                                                            3,291
Shares Issued Under
  Employee Stock
  Purchase Plan                      154         154        3,153
Tax Benefit on Exercise
  of Stock Options                                          3,544
Minimum Pension
  Liability Adjustment                                                                     (2,301)

Balance at                      --------    --------     --------   --------   -------    -------      --------
December 31, 1993                 41,574      40,226     $281,371   $421,833  $(13,311)   $(2,301)     $ (8,240)


The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
             For the Years Ended December 31, 1993, 1992, and 1991
                                 (In thousands)


                                                      1993           1992           1991
Cash Flows from Operating Activities:
  Net Income                                      $   75,282     $   42,924     $   44,817
  Adjustments for Noncash Expenses:
    Depreciation and Amortization                    138,359        127,337        110,260
    Cumulative Effect of Accounting Changes,          (1,238)             -         26,607
    Provision for Restructuring                            -         38,961              -
  Changes in Operating Assets and Liabilities:
    Receivables and Other Current Assets             (10,918)       (31,266)         9,887
    Current Liabilities                               37,552         (7,835)        13,805
    Non-current Liabilities                           26,196         44,508         34,545
  Other                                               (5,528)         2,485         15,862
                                                  ----------     ----------     ----------
Net Cash Provided by Operating Activities            259,705        217,114        255,783
                                                  ----------     ----------     ----------

Cash Flows from Investing Activities:
  Purchase of Property and Equipment                (230,241)      (219,468)      (257,976)
  Decrease in INTELSAT Ownership                      16,442         19,760         17,582
  Decrease (Increase) in Inmarsat Ownership            4,771            886            (42)
  Investments in Unconsolidated Businesses           (13,737)       (10,268)       (21,335)
  Purchase of Minority Shares of Subsidiaries        (12,606)             -              -
  Purchase of Subsidiaries, net of $11,655
   cash acquired                                           -         (5,321)             -
  Other                                                  508         (7,452)        (4,489)
                                                  ----------     ----------     ----------
Net Cash Used in Investing Activities               (234,863)      (221,863)      (266,260)
                                                  ----------     ----------     ----------

Cash Flows from Financing Activities:
  Common Stock Issued                                  7,952         16,420          3,764
  Proceeds from Issuance of Subsidiary's
   Common Stock                                       11,582              -              -
  Cash Dividends Paid                                (29,577)       (27,127)       (25,313)
  Proceeds from Issuance of Long-term Debt            32,745        201,454         75,000
  Repayment of Long-term Debt                        (38,045)      (232,439)        (1,366)
  Net Short-term Borrowings (Repayments)              (4,562)        43,642        (36,247)
  Other                                                    -           (212)          (850)
                                                  ----------     ----------     ----------
Net Cash Provided by (Used for) Financing
  Activities                                         (19,905)         1,738         14,988
                                                  ----------     ----------     ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     4,937         (3,011)         4,511
Cash and Cash Equivalents, Beginning of Year           3,857          6,868          2,357
                                                  ----------     ----------     ----------
Cash and Cash Equivalents, End of Year            $    8,794     $    3,857     $    6,868
                                                  ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid, net of amount capitalized        $   25,332     $   29,678     $   19,145
  Income Taxes Paid                               $   22,074     $   21,180     $   14,206
  Noncash Financing of Inmarsat Satellites        $    6,200     $   12,480     $   24,268



The accompanying notes are an integral part of these financial statements.

                 COMSAT CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR EACH OF THE THREE YEARS IN THE PERIOD
                         ENDED DECEMBER 31, 1993




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies that have guided the preparation of these financial statements are:

         Principles of Consolidation

         Accounts of COMSAT Corporation and its majority-owned subsidiaries (the corporation) have been consolidated.
         Significant intercompany transactions have been eliminated.

         The corporation has consolidated its share of the accounts of the International Telecommunications Satellite Organization (INTELSAT), Inmarsat and the MARISAT Joint Venture (MARISAT). The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1993, the corporation owned 20.9% of INTELSAT, 23.0% of Inmarsat and 86.3% of MARISAT.

         The corporation's investments in the Denver Nuggets Limited Partnership (the Nuggets) and On Command Video Corporation
         (OCV) (see Note 4) were accounted for using the equity method until the third quarter of 1992. Since July 1992, the accounts of these investments have been consolidated in the accompanying financial statements. The interest of other shareholders in the net assets of OCV is shown as Minority Interest in the accompanying balance sheet. The minority interest share of the net income of OCV, which is not significant, is included in Other Income (Expense).

         Revenue Recognition

         Revenue from satellite services is recognized over the period during which the satellite services are provided. Revenue from technical and other service contracts is accounted for using the percentage-of-completion method. Revenue from other services is recorded as services are provided.

         Income Taxes and Investment Tax Credits

         The corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This accounting standard requires the use of the asset and liability approach for financial accounting and reporting for income taxes.


         The provision for income taxes includes taxes currently payable and those deferred because of differences between the financial statement and tax bases of assets and liabilities. The corporation has earned investment tax credits on certain INTELSAT and Inmarsat satellite costs. These tax credits have been deferred and are being recognized as reductions to the tax provision over the estimated service lives of the related assets.

         Earnings Per Share

         Primary earnings per share are computed using the average number of shares outstanding during each period, adjusted for outstanding stock options and restricted stock units. Fully diluted earnings per share also assume the conversion of the corporation's convertible debentures, which were redeemed in March 1992 (see Note 5). The calculation of the weighted average number of shares outstanding and all per share amounts have been adjusted for a two-for-one stock split on June 1, 1993 (see Note 8). The weighted average number of shares for each year is:

         In thousands              1993      1992      1991
         --------------------------------------------------
         Primary                 40,708    39,347    38,069
         Fully Diluted           40,770    40,763    42,767


         Goodwill

         The balance sheet includes goodwill related primarily to the acquisitions of OCV and the Nuggets. Nuggets goodwill is amortized over 25 years and OCV goodwill is amortized over 15 years. Accumulated goodwill amortization was $2,343,000, $875,000 and $105,000 at December 31, 1993, 1992 and 1991,
         respectively. Net goodwill of $6,740,000 for the Nuggets and OCV was included in the Investments line on the balance sheet for 1991 because these investments were accounted for using the equity method at that time.

         Franchise Rights and Other Assets

         Franchise rights were recorded in connection with the consolidation of the Nuggets in 1992 and are being amortized over 25 years. The amounts shown on the balance sheets are net of accumulated amortization of $2,955,000 and $990,000 at December 31, 1993 and 1992, respectively.

         The cash surrender values of life insurance policies (net of loans) totalling $40,849,000, $33,350,000 and $23,419,000 at
         December 31, 1993, 1992 and 1991, respectively, are included in Other Assets. Other Income (Expense) on the income statement includes the increases in the cash surrender values of these policies. Additionally, the corporation recorded income of $4,131,000 ($3,137,000 net of tax) from the death benefit proceeds of certain policies in 1993.

         Cash Flow Information

         The corporation considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Statement Presentation

         Certain prior period amounts have been reclassified to conform with the current year's presentation.

         New Accounting Pronouncements

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May 1993 and must be adopted by the corporation in 1994. This statement requires that certain investments in debt or equity securities be carried on the balance sheet at fair value. The effect of this statement is not material to the corporation as of December 31, 1993.

         SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued in November 1992 and must be adopted by the corporation in 1994. This statement requires that the estimated cost of benefits provided to former or inactive employees be accrued over the term of their active service as employees. Although the corporation has not completed its analysis, the effect of adopting this statement is not expected to be material.

2.       RECEIVABLES

         Receivables at each year-end are composed of:

         In thousands                         1993        1992        1991
         -----------------------------------------------------------------
         Billed Customer Receivables      $125,027    $118,336     $85,535

         Customer Receivables -
         Related Parties                     3,846       4,736       2,312

         Unbilled Customer Receivables      23,204      20,063      28,644
         Other                               3,304       2,612       1,611

         Total                             155,381     145,747     118,102
         Less Allowance for Doubtful
         Accounts                          (12,034)    (10,189)     (8,743)

         Total                            $143,347    $135,558    $109,359
                                          ========    ========    ========

         Unbilled receivables consist principally of revenues recorded on long-term contracts, which are billable and collectible within the next year.

         Related party customer receivables are primarily amounts due from INTELSAT and Inmarsat.

3.       PROPERTY AND EQUIPMENT

         Property and equipment include the corporation's shares of INTELSAT, Inmarsat and MARISAT property and equipment.

         In thousands                       1993         1992         1991
         -----------------------------------------------------------------
         Property and Equipment
         at Cost:

         Satellites                   $1,182,924   $1,116,953   $1,004,344
         Furniture, Fixtures
         and Equipment                   510,387      476,139      407,789
         Buildings and Improvements      107,040       80,526       86,879
         Land                              5,055        4,033        4,108
                                      ----------   ----------   ----------
         Total                         1,805,406    1,677,651    1,503,120

         Less Accumulated
         Depreciation                   (836,474)    (766,279)    (647,013)

         Net Property and Equipment
         In Service                      968,932      911,372      856,107

         Property and Equipment Under
         Construction:

         INTELSAT Satellites             222,223      218,455      221,729
         Inmarsat Satellites              66,962       47,284       49,869
         Other                            50,050       67,836       43,889
                                      ----------   ----------   ----------
         Total                        $1,308,167   $1,244,947   $1,171,594
                                      ==========   ==========   ==========

         Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service life for satellites and furniture, fixtures and equipment is 3 to 15 years. The service life for buildings and improvements is 6 to 40 years.

         Costs of satellites which are lost at launch or that fail in orbit are carried, net of any insurance proceeds, in the property accounts. The remaining net amounts are depreciated over the estimated service life of a satellite of the same series.


4.       ACQUISITIONS AND INVESTMENTS

         Denver Nuggets Limited Partnership

         In November 1989, the corporation acquired a 62.5% interest in a limited partnership which acquired the Denver Nuggets, a franchise of the National Basketball Association. In 1991, the corporation acquired an additional interest, bringing its ownership to 65.3% as of December 31, 1991. In 1992, the corporation acquired the remaining interests in the partnership. The total cost of this investment was $71,500,000 including liabilities assumed of $33,900,000.

         The partnership's assets, liabilities, revenues and expenses have been consolidated with the corporation's financial statements since July 1, 1992. Prior to this date, the corporation was the majority owner in the partnership, but was not its managing general partner. Accordingly, the financial results of the partnership in prior periods were accounted for using the equity method.

         The corporation's shares of the partnership's losses accounted for under the equity method were $6,603,000 in 1991 and $2,857,000 for the first six months of 1992. Had the financial results been consolidated throughout 1992 or 1991, the effect on the corporation's financial statements would not have been material.

         On Command Video

         In 1991, the corporation acquired a 47% interest in On Command Video Corporation (OCV), a California-based company that developed and markets a proprietary video entertainment system to hotels. The corporation purchased additional shares of OCV stock throughout 1992 and 1993. OCV's financial statements have been consolidated since the third quarter of 1992, when the corporation's ownership increased to 50.4%. The corporation's ownership share was 65.7% at December 31, 1992 and 73.5% at December 31, 1993. Had the financial results been consolidated throughout 1992 or 1991, the effect on the corporation's financial statements would
         not have been material.   The total cost of the corporation's
         investment in OCV was $77,282,000 as of December 31, 1993.

         Rock Spring II Limited Partnership

         The corporation entered into a limited partnership to build and lease a new headquarters facility. The corporation holds a 50% interest in the partnership, primarily as a limited partner. The managing general partner, a regional real estate investment company, owns the remaining 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership.

         The corporation relocated its headquarters operations to the new building during the second quarter of 1993. The corporation has entered into a 15-year lease with the partnership for the building starting April 1993 (see Note 6).

         The partnership borrowed $27,000,000 in the form of a 26-year mortgage at a fixed interest rate of 9.45% to cover construction costs. As of December 31, 1993, the corporation has guaranteed repayment of this loan. The corporation's guarantee will be reduced to $2,700,000 after satisfaction of certain contractual requirements which are expected to be completed in 1994. Subsequently, the corporation's guarantee will be reduced as the principal balance is paid down and completely eliminated once the outstanding loan balance is less than $24,300,000.


5.       DEBT

         The corporation, as regulated by the Federal Communications Commission (FCC), is allowed to undertake long-term borrowings of up to 45% of its total capital (long-term debt plus equity) and $200,000,000 in short-term borrowings.

         Commercial Paper

         The corporation has a $125,000,000 commercial paper program. Throughout 1993, 1992 and 1991, the corporation issued short-term commercial paper with repayment terms of 90 days or less. The corporation had $43,233,000 and $47,795,000 in borrowings outstanding at December 31, 1993 and December 31, 1992, respectively. There were no short-term borrowings outstanding at December 31, 1991.

         Credit Facilities

         The corporation has a $200,000,000 revolving credit agreement which will expire in December 1998. There have been no borrowings under this agreement.

         Long-Term Debt

         Long-term debt at each year-end consists of:

         In thousands                      1993          1992         1991
         -----------------------------------------------------------------
         8.125% Notes Due 2004         $160,000      $160,000     $      -

         8.95% Notes Due 2001            75,000        75,000       75,000

         7.375% INTELSAT Eurobonds
         Due 2002                        41,793        43,685            -

         6.75% INTELSAT Eurobonds
         Due 2000                        31,344             -            -

         9.55% Notes Due 1994                 -       100,000      100,000

         7.75% Debentures                     -             -      110,000

         Inmarsat Financing Obligations  94,959       102,346       91,193

         Other, net of discounts on
         notes payable                     (694)        5,352        6,571
                                       --------      --------     --------
         Total                         $402,402      $486,383     $382,764
                                       ========      ========     ========

         The corporation redeemed its 11.625% debentures ($92,935,000) in March 1992, using cash on hand and commercial paper proceeds. In April 1992, the corporation issued $160,000,000 of 8.125% debentures due April 1, 2004. The corporation used $110,000,000 of the proceeds to redeem its 7.75% convertible subordinated debentures in April 1992. The balance of the proceeds was used to repay outstanding commercial paper borrowings.

         In August 1992, INTELSAT issued $200,000,000 of 7.375% Eurobonds. Interest is payable annually in August, and the bonds are due August 6, 2002. The corporation received its share of the proceeds and recorded long-term debt totalling $43,685,000.

         In January 1993, INTELSAT issued $150,000,000 of 6.75% Eurobonds. Interest is payable annually in January, and the notes are due January 19, 2000. The corporation received its share of the proceeds and recorded long-term debt. The corporation's share of this debt at December 31, 1993 was $31,344,000. The corporation prepaid $30,000,000 of its 9.55% notes with the proceeds. The remaining $70,000,000 balance of the 9.55% notes is due in April 1994 and has been classified as a current liability on the December 31, 1993 balance sheet.

         The principal amount of debt (excluding the Inmarsat lease financing obligation) maturing over the next five years is $71,204,000 in 1994, $817,000 in 1995, $208,000 in 1996 and
         none in 1997 or 1998.

         Inmarsat Lease Financing Obligations

         Inmarsat borrowed 140,400,000 pounds sterling under a capital lease agreement to finance the construction of second-generation Inmarsat satellites. Inmarsat also entered into another capital lease arrangement to finance the construction costs of its third-generation satellites. As of December 31, 1993, 65,500,000 pounds sterling of the 197,000,000 pounds sterling available for this purpose has been borrowed. The corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 14).

         The corporation's share of the payments under these lease obligations for each of the next five years from 1994 through 1998 is $9,166,000, $11,486,000, $12,490,000,
         $13,637,000 and $14,895,000 and $87,451,000 thereafter.
         These payments include interest totalling $50,466,000 and current maturities of $3,700,000.


6.       COMMITMENTS AND CONTINGENCIES

         Property and Equipment

         As of December 31, 1993, the corporation had commitments to acquire property and equipment totalling $379,649,000. Of this total, $353,371,000 is payable over the next three years. These commitments are related principally to the purchase of INTELSAT and Inmarsat satellites.

         Employment and Consulting Agreements

         The Nuggets have employment and consulting agreements with certain officers, coaches and players. Virtually all of these agreements provide for guaranteed payments. Other contracts provide for payments contingent upon the fulfillment of certain terms and conditions. Amounts required to be paid under such agreements total $17,682,000 in 1994, $17,906,000 in 1995, $18,243,000 in 1996,
         $14,158,000 in 1997, $10,484,000 in 1998 and $4,536,000
         thereafter.

         Leases

         As discussed in Note 4, the corporation has a 15-year lease which started April 1993 on its new headquarters building in Bethesda, Maryland, and the corporation has a ten-year lease ending in 1996 on its former headquarters building in Washington, D.C. The corporation also has leases of other property and equipment. Annual rent expense was $6,600,000 in 1993, $3,000,000 in 1992 and $2,900,000 in 1991. These
         amounts are net of the $3,921,000 annual amortization of the deferred gain from the sale and leaseback of the Washington, D.C. building in 1986. Annual rental income from noncancelable subleases totals approximately $3,800,000.

         The corporation's payments under all operating leases for 1994 through 1998 are $12,747,000, $12,418,000, $11,877,000,
         $5,186,000, $5,259,000 and thereafter, $45,697,000.

         Environmental Issue

         The corporation is engaged in a program to monitor a toxic solvent spill of limited scope that occurred in 1986 at the site of its former manufacturing subsidiary in California. The corporation believes that it has complied with remediation requirements. Management believes that the corporation has sufficient accruals to cover the monitoring costs.


7.       REGULATORY ENVIRONMENT AND LITIGATION

         Regulatory Environment

         Under the Communications Act of 1934 and the Satellite Act, the corporation is subject to regulation by the FCC with respect to communications services provided through the INTELSAT and Inmarsat systems and the rates charged for those services.

         In 1993, the FCC initiated an audit of the corporation's role as the United States signatory to Inmarsat and as a provider of international mobile satellite services. In the opinion of management, the ultimate outcome of the audit will not have a material effect on the accompanying financial statements.

         Until 1985, the corporation was, with minor exceptions, the sole United States provider of international satellite communications services using the INTELSAT system. Since then, the FCC has authorized several international satellite systems separate from INTELSAT. These U.S. separate systems currently compete against the corporation for voice, video and data traffic. In 1993, the FCC substantially eliminated prior restrictions on the ability of separate systems to offer public switched telephony services, thereby potentially increasing competition to the corporation in the voice market. The United States government has established a goal to eliminate all restrictions on competitive systems by 1997.

         Litigation

         In 1989, Pan American Satellite (PanAmSat) filed an antitrust suit against the corporation alleging interference with PanAmSat's efforts to compete in the international satellite communications market and seeking trebled damages of approximately $1.5 billion. In 1991, a United States Court of Appeals ruled that the corporation is immune from antitrust suits in its role as a signatory to INTELSAT. In February 1992, the United States Supreme Court denied PanAmSat's request for a review of the lower court's decision. An amended complaint was filed alleging that the corporation violated antitrust laws in its business activities purportedly outside of its role as a signatory to INTELSAT. In March 1993, a Federal district court denied the corporation's motion to dismiss the amended complaint and allowed PanAmSat to proceed with discovery. A U.S. magistrate has extended the discovery process from November 1993 to June 1994. In February 1994, PanAmSat submitted a report estimating its alleged damages (before trebling) at a 1994 present value of $227,436,000. Also in February 1994, PanAmSat filed a motion with the district court for acceptance of a third amended and supplemental complaint that would add 15 new defendants to the suit, primarily as alleged co-conspirators with the corporation. Generally, the 15 proposed defendants are international telecommunications companies or telecommunications entities owned by foreign governments. The corporation has opposed the motion which is pending before the court. In the opinion of management, the complaint against the corporation is without merit, and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

         The corporation is defending an intellectual property infringement suit brought by Spectradyne, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries. The initial patent claims were
         dismissed.   However, Spectradyne amended its complaint to
         substitute new patent infringement claims along with claims that the corporation's subsidiaries induced unnamed third parties to infringe a copyrighted software interface. Subsequently, Spectradyne further amended its complaint by substituting direct copyright infringement claims for the inducement to infringe claims. Spectradyne is seeking damages in an unspecified amount and injunctive relief. The corporation believes that these claims are without merit and that the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.


8.       STOCKHOLDERS' EQUITY

         Effective June 1, 1993, the corporation's Articles of Incorporation were amended to increase the number of authorized shares of the corporation's common stock from 40,000,000 shares to 100,000,000 shares and to split each share of common stock outstanding on June 1, 1993 into two shares of common stock. Earnings per share and share amounts for all prior periods have been restated to reflect this stock split. The corporation's Articles of Incorporation were also amended to increase the number of authorized shares of the corporation's preferred stock from 1,000 shares to 5,000,000 shares and to permit preferred stock to be convertible into any other class of stock. No preferred stock is currently outstanding.


9.       INCENTIVE STOCK PLANS

         The corporation has stock plans for officers, directors and employees. These plans provide for the issuance of restricted stock awards, stock appreciation rights, restricted stock units and stock options. Under the current plans, grants for up to 5,550,000 shares may be made. As of December 31, 1993, 5,589,000 shares of the corporation's authorized common stock were reserved for these plans. As of December 31, 1993, no stock appreciation rights were outstanding.

         Restricted Stock Awards

         Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. These restrictions are lifted over six years. During 1993, 1992 and 1991, respectively, 348,000, 68,000 and 134,000 restricted stock awards were granted, net of awards forfeited.

         Restricted Stock Units

         Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1993, 1992 and 1991, respectively, 49,000, 42,000 and 56,000 restricted stock units were granted. At December 31, 1993, 124,000 partially vested restricted stock units were outstanding.

         Stock Options

         Under the current plans, the exercise price for stock options may not be less than 50% of the fair market value of the stock when granted. Options vest over three years and expire after 15 years. Stock option activity was as follows:

         In thousands,                   Number of        Option Price
         except per share amounts         Shares      Per Share      Total
         -----------------------------------------------------------------
         Balance at January 1, 1991         2,035   $ 8.89-19.22   $28,789
          Options Granted                     310     5.97- 8.70     1,872
          Options Exercised                  (140)    8.89-16.97    (1,830)
          Options Cancelled                  (187)    5.97-18.42    (2,630)
                                            -----   ------------   -------
         Balance at December 31, 1991       2,018     5.97-19.22    26,201
          Options Granted                     388     9.72-10.66     3,819
          Options Exercised                (1,021)    5.97-19.22   (14,458)
          Options Cancelled                   (22)  $ 5.97-13.94      (178)
                                            -----   ------------   -------
         Balance at December 31, 1992       1,363     5.97-18.42    15,384
          Options Granted                   1,180    25.41-30.31    31,110
          Options Exercised                  (408)    5.97-18.42    (4,819)
          Options Cancelled                   (18)    5.97-27.03      (230)
                                            -----   ------------   -------
         Balance at December 31, 1993       2,117     5.97-30.31   $41,445

         Options Exercisable at
         December 31, 1993                    629   $ 5.97-18.22    $7,757

         The corporation is recognizing an expense over three years equal to the exercise price of the 1991 and 1992 options, since they were granted at 50% of the market price. The exercise price for options awarded in 1993 is equal to the fair market value on the grant date.

         Employee Stock Purchase Plan

         Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the following year. The offering date for 1994 purchases was November 19, 1993, when 85% of the fair market value was $25.87.

         A total of 2,426,000 shares of the corporation's unissued common stock has been reserved for this plan.


10.      PENSION AND OTHER BENEFIT PLANS

         The corporation has a non-contributory, defined benefit pension plan which covers substantially all of its employees. Pension benefits are based on years of service and compensation prior to retirement. The corporation's funding policy is to make the contributions when required by law.

         The net pension expense for each year includes the following components:

         In thousands                     1993        1992         1991
         --------------------------------------------------------------
         Service Cost for Benefits
         Earned During the Year         $ 3,087     $ 3,583      $ 3,249

         Interest Cost on Projected
         Benefit Obligation               7,044       6,556        5,723

         Actual Return on Pension
         Plan Assets (Gain)             (13,010)     (5,197)     (16,534)

         Net Amortization and
         Deferral                         5,427      (2,697)       9,210
                                        -------     -------      -------
         Net Pension Expense            $ 2,548     $ 2,245      $ 1,648
                                        =======     =======      =======

         In September 1992, the corporation offered an early retirement program to certain employees in connection with its restructuring of certain operations (see Note 12). This program provided enhanced retirement benefits and an option for a lump sum payment of all benefits. The additional pension expense for this program was $6,582,000 and is included in the provision for restructuring in the accompanying income statement.

         The following table shows the pension plan's obligations and assets as well as the amount recognized in the corporation's balance sheets at each year end.


         In thousands                         1993        1992        1991
         -----------------------------------------------------------------
         Actuarial Present Value of
         Benefit Obligations:

         Accumulated Benefit Obligation,
         including vested benefits of
         $88,271 in 1993, $80,774 in
         1992 and $60,961 in 1991         $ 90,981     $83,026     $63,937
                                          ========     =======     =======

         Projected Benefit Obligation
         for Service Rendered to Date     $109,543     $99,198     $80,268

         Pension Plan Assets at Fair
         Value, primarily equity
         securities, corporate and
         U.S. Government bonds
         and short-term investments         99,070      94,877      92,051
                                          --------     -------     -------

         Pension Plan Assets in Excess of
         (Less than) Projected Benefit
         Obligation                        (10,473)     (4,321)     11,783

         Unrecognized Net Loss (Gain)        12,116      3,248      (2,185)

         Unrecognized Transition Asset at
         January 1, 1986 being amortized
         over 11 years                       (6,026)    (7,884)     (9,200)
                                          ---------    -------     -------

         Net Pension Asset (Liability)    $  (4,383)  $ (8,957)   $    398
                                          =========   ========    ========

         Assumed Discount Rate                    7%         8%          8%

         Assumed Rate of Compensation
         Increase                                 5%         6%          6%

         Expected Rate of Return on
         Pension Plan Assets                      9%         9%          9%


         The corporation made a $4,100,000 cash contribution to the plan in 1993. No contributions were required in 1992 and 1991.

         Supplemental Executive Retirement Plan

         The corporation has an unfunded supplemental pension plan for executives. The expense for this plan was $2,058,000, $1,917,000 and $4,243,000 for 1993, 1992 and 1991,
         respectively.

         As of December 31, 1993, the corporation recorded an additional minimum liability of $5,740,000 for this plan. This amount is the excess of the accumulated benefit obligation over the previously recorded plan liability. The corporation also recorded an intangible asset of $2,128,000 which represents the unrecognized transition obligation and a charge of stockholders equity of $2,301,000, net of tax.

         The corporation's accrued liabilities for this plan were $15,679,000, $10,661,000 and $9,814,000 at December 31,
         1993, 1992 and 1991, respectively. As of December 31, 1993, the accumulated benefit obligation was approximately $15,679,000, and the projected benefit obligation was approximately $16,449,000, assuming a discount rate of 7% and future salary increases of 5%.

         401(k) Plan

         The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation. The corporation's matching contributions for the years ended December 31, 1993, 1992 and 1991 were $3,237,000, $2,860,000 and $2,585,000, respectively.

         Postretirement Benefits

         The corporation provides health and life insurance benefits to employees and retirees. Effective January 1, 1991, the corporation adopted the provisions of SFAS No. 106, which requires that the expected cost of these benefits be recognized during the years in which employees render service. Prior to 1991, the cost of such benefits was expensed as paid by the corporation. The corporation recognized the full obligation attributable to the cost of prior years' service in 1991. The cumulative effect to January 1, 1991 was $40,314,000, less taxes of $13,707,000, and is shown separately in the 1991 income statement.

         The net postretirement benefit expense for each year included the following components:


         In thousands                      1993         1992         1991
         ----------------------------------------------------------------
         Service Cost for Benefits
         Earned During the Year          $1,898       $2,157       $1,433

         Interest Cost on
         Accumulated Postretirement
         Benefit Obligation               3,518        3,762        2,947

         Net Amortization and Deferral     (321)         232            -
                                         ------       ------       ------
         Net Postretirement Benefit
         Expense                         $5,095       $6,151       $4,380
                                         ======       ======       ======

         The early retirement program discussed earlier in this note resulted in an additional postretirement benefit expense of $2,107,000 in 1992.

         The following table shows the plan's obligations as well as the liability recognized in the corporation's balance sheet at each year end.


         In thousands                    1993         1992         1991
         --------------------------------------------------------------
         Accumulated Postretirement
         Benefit Obligation:

         Retirees                     $25,258      $22,665      $21,245

         Fully Eligible Active
         Participants                   3,826       13,106        3,829

         Other Active Participants     14,846       18,368       15,558
                                      -------      -------      -------
                                       43,930       54,139       40,632

         Unrecognized Gain from Plan
         Changes                       12,873            -            -

         Unrecognized Net Loss         (6,789)      (7,086)        (286)

         Net Postretirement Benefit
         Liability                    $50,014      $47,053      $40,346

         Assumed Discount Rate              7%           8%           8%

         Assumed Rate of Compensation
         Increase                           5%           6%           6%

         In 1993, the corporation made several modifications to its postretirement benefits program including higher participant premium payments, higher deductibles and out-of-pocket maximums and reduced benefits for certain participants. Additionally, the corporation implemented a managed health care program to better control costs. These changes, which are effective January 1, 1994, resulted in a reduction in the accumulated postretirement benefit obligation and an unrecognized gain of $12,873,000 as of December 31, 1993.

         An 11% increase in health care costs was assumed for 1993 with the rate decreasing 0.5% each year to an ultimate rate of 6%. Increasing the assumed trend rate by 1% each year would have increased the accumulated postretirement benefit obligation as of December 31, 1993 by $6,115,000 and the benefit expense for 1993 by $900,000.


11.      INCOME TAXES

         The corporation adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This accounting statement changed the method for the recognition and measurement of deferred tax assets and liabilities. The cumulative effect of adopting SFAS No. 109 on the corporation's financial statements was to increase income by $1,238,000 ($.03 per share) and was recorded in the first quarter of 1993. Prior year financial statements have not been restated.

         The components of income tax expense for each year are:


         In thousands                 1993          1992          1991
         -------------------------------------------------------------
         Federal:
         Current                   $26,793       $21,028       $13,863
         Deferred                   21,221         3,680         6,154
         Investment Tax Credits     (3,627)       (3,943)       (3,968)
         State and Local             6,054         3,074         1,893
                                   -------       -------       -------
         Total                     $50,441       $23,839       $17,942

         The difference between tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

         In thousands                 1993          1992          1991
         -------------------------------------------------------------
         Federal Income Taxes
         Computed at the Statutory
         Rate                      $43,570       $22,699       $21,338

         Reduction Under Gross
         Change Tax Method               -        (2,694)       (3,964)

         Investment Tax Credits     (3,627)       (3,943)       (3,968)

         Dispositions of Assets          -         2,913         1,925

         State Income Taxes -
         net of Federal income
         tax benefit                 3,935         2,126         1,348

         Rate Increase on Prior
         Year Deferred Taxes         2,977             -             -

         Goodwill                      531           589           225

         Other                       3,055         2,149         1,038
                                   -------       -------       -------

         Income Tax Expense        $50,441       $23,839       $17,942
                                   =======       =======       =======

         SFAS No. 109 requires that deferred tax liabilities and assets be adjusted for the effect of a change in tax laws or rates. Accordingly, the corporation recorded a charge to income tax expense of $2,977,000 in the third quarter of 1993 to adjust prior years' deferred tax assets and liabilities for an increase in the Federal income tax rate from 34% to 35%.

         The net current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1993 are:


         In thousands                                     1993
         -----------------------------------------------------
         Current Deferred Tax Asset                   $  8,769
         Non-current Deferred Tax Liability            (79,990)
                                                      --------
         Net Liability                                $(71,221)
                                                      ========

         The deferred tax assets and liabilities at December 31, 1993 are:

         In thousands                                     1993
         -----------------------------------------------------
         Assets
         Postretirement Benefits                      $ 20,902
         Accrued Expenses                               31,937
         ITC Carryforward                               13,115
         Alternative Minimum Tax Credit                 32,368
         Contract Revenue                                7,135
         Other                                           2,381
                                                      --------
         Total Deferred Tax Assets                     107,838
                                                      --------
         Liabilities
         Property and Equipment                       (177,928)
         Other                                          (1,131)
                                                      --------
         Total Deferred Tax Liabilities               (179,059)
                                                      --------
         Net Liability                               $ (71,221)

         The corporation s investment tax credit carryforwards expire in years 2002 through 2007.

         The Internal Revenue Service (IRS) is currently examining Federal income tax returns for 1990 and 1991 and has completed examinations of the Federal income tax returns of the corporation through 1989. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987. The IRS has denied these claims. The corporation is contesting this denial by the IRS and other adjustments proposed by the IRS on the 1980 through 1987 income tax returns. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1993.


12.      PROVISION FOR RESTRUCTURING

         In September 1992, the corporation recorded a $38,961,000 charge for restructuring costs. At that time, the corporation announced its plans to realign business activities, downsize certain functions, and reposition
         COMSAT Video Enterprises, Inc. to capitalize on the growing market for on-demand entertainment. The restructuring costs relate to headcount reductions throughout the corporation and the elimination of the former COMSAT Systems Division and the consolidation of its operations with those of COMSAT Laboratories into a new division, COMSAT Technology
         Services, as well as the transfer of television distribution services from COMSAT Systems Division to CVE. This charge consists of $12,644,000 for early retirement and reduction in force costs related to the reorganization, and $26,317,000 for equipment, property and other items.


13.      BUSINESS SEGMENT INFORMATION

         The corporation reports operating results and financial data in four business segments: International Communications, Mobile Communications, Video Enterprises and Technology Services. The International Communications segment consists of activities undertaken by the corporation in its COMSAT World Systems business, including INTELSAT services. This segment also includes the activities of the corporation's international ventures, which are accounted for as consolidated subsidiaries. The Mobile Communications segment consists of activities undertaken by the corporation in its COMSAT Mobile Communications (CMC) business, including Inmarsat services. The Video Enterprises segment includes entertainment services provided to the hospitality industry as well as video distribution services to television networks. The Technology Services segment includes voice and data communications networks and products, systems integration services, and applied research and technology services. The financial results of the Denver Nuggets Limited Partnership are included in Other Corporate activities.

         The corporation has redefined its reporting segments. Prior to 1993, CMC was included in the International Communications segment. In the first quarter of 1993, the operations of the corporation's earth stations in Connecticut and California were transferred from the Technology Services segment to the Mobile Communications segment. As discussed in Note 12, business activities within the Technology Services and Video Enterprises segments were realigned in 1992. The financial results presented below for prior periods have been restated consistent with these changes.

         In thousands                         1993        1992        1991
         -----------------------------------------------------------------
         Revenues:
         International Communications   $  249,935  $  253,308  $  245,390
         Mobile Communications             190,040     158,031     127,767
         Video Enterprises                  95,805      78,393      82,163
         Technology Services (1)            88,266      81,021      93,062
         Eliminations and Other Corp        16,344      (7,138)    (25,532)
                                        ----------  ----------  ----------
         Total                          $  640,390  $  563,615  $  522,850
                                        ==========  ==========  ==========

         Operating Income (Loss) (2):
         International Communications   $   88,956  $   89,164  $   92,059
         Mobile Communications              48,096      33,936      39,992
         Video Enterprises                  10,475      (8,191)      2,969
         Technology Services                   735     (13,301)        199
         Other Corporate                   (10,164)    (13,103)     (7,746)
                                        ----------  ----------  ----------
         Total                          $  138,098  $   88,505  $  127,473
                                        ==========  ==========  ==========

         Identifiable Assets as of
         December 31:
         International Communications   $  826,574  $  803,113  $  765,384
         Mobile Communications             403,615     396,734     320,248
         Video Enterprises (3)             186,731     121,504     120,338
         Technology Services                45,915      49,074      61,758
         Corporate and Other Assets        189,680     172,418     101,818
                                        ----------  ----------  ----------
         Total                          $1,652,515  $1,542,843  $1,369,546
                                        ==========  ==========  ==========

         Property and Equipment Additions:
         International Communications   $  116,652  $  120,833  $  173,859
         Mobile Communications              50,586      83,099      90,085
         Video Enterprises                  64,093      17,700       8,814
         Technology Services                 3,157       9,635       7,111
         Corporate and Other Assets          4,067       1,404       2,332
                                        ----------  ----------  ----------
         Total                          $  238,555  $  232,671  $  282,201
                                        ==========  ==========  ==========

         Depreciation and Amortization:
         International Communications   $   73,636  $   70,967  $   64,203
         Mobile Communications              32,772      27,304      17,405
         Video Enterprises                  21,905      17,578      16,684
         Technology Services                 4,164       7,108       9,225
         Corporate and Other Assets          5,882       4,380       2,743
                                        ----------  ----------  ----------
         Total                          $  138,359  $  127,337  $  110,260
                                        ==========  ==========  ==========

         (1) Technology Services segment revenues include intersegment sales totalling $10,132,000 in 1993, $19,500,000 in 1992 and $29,780,000 in 1991.

         (2) Operating results for 1992 are net of the $38,961,000 provision for restructuring (see Note 12). The amounts recorded in each segment were International Communications - $6,955,000; Mobile Communications - $3,332,000; Video Enterprises - $14,146,000; Technology Services - $10,240,000; and Other Corporate - $4,288,000.

         (3) The identifiable assets of the Video Enterprises segment include the corporation's equity investment in On Command Video Corporation totalling $13,655,000 at
                  December 31, 1991.

         Related Party Transactions and Significant Customers

         The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $23,190,000 in 1993, $21,477,000 in 1992 and $24,000,000 in 1991. These revenues were recorded primarily in the International Communications and Technology Services segments.

         A significant amount of the corporation's revenues were received from AT&T. These revenues totalled $117,036,000 in 1993, $134,293,000 in 1992 and $148,525,000 in 1991.
         Substantially all of these revenues were generated by the International Communications and Mobile Communications segments.


14.      FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISKS

         SFAS No. 107, which became effective in 1992, requires disclosures about the fair value of financial instruments. In these disclosures, fair values are estimates and do not necessarily represent the amounts that would be received or paid in an actual sale or settlement of the financial instruments.

         At December 31, 1993, the corporation was contingently liable to banks for $8,533,000 for outstanding letters of credit securing performance of certain contracts. As discussed in Note 4, the corporation has guaranteed repayment of the construction loan related to its headquarters building. The corporation has other financial guarantees totalling approximately $3,000,000 as of December 31, 1993. The estimated fair value of these instruments is not significant.

         Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on foreign currency transactions. At December 31, 1993, Inmarsat had several contracts maturing in 1994 to purchase 12,500,000 pounds sterling for a total of $18,392,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized gain of approximately $13,000 at December 31, 1993.

         Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay pounds sterling. The pounds sterling borrowed were swapped for U.S. dollars with an agreement to exchange the dollars for pounds sterling in order to meet the future lease payments. Inmarsat pays interest on the dollars at an average fixed rate of 9.0% and it receives variable interest on the sterling amounts based on short-term rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges, and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed interest rate dollar debt. As of December 31, 1993, Inmarsat had $352,327,000 of swaps to be exchanged for 211,400,000 pounds sterling at various dates through 2005. Inmarsat is exposed to loss if one or more of the counterparties defaults. However, Inmarsat does not anticipate non-performance by the counterparties as they are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized loss of $18,500,000 at December 31, 1993. The fair value was estimated by computing the present value of the dollar obligations using current rates available for issuance of debt with similar terms, and the current value of the sterling at year-end exchange rates.

         The fair value of long-term debt (excluding capitalized leases) was estimated by computing present values of the related cash flows using risk adjustments to Treasury rates obtained from investment bankers.

                                          December 31, 1993
                                       ------------------------
         In thousands                  Book Amount   Fair Value
         ------------------------------------------------------
         8.125% Notes                   $160,000      $178,061
         8.95% Notes                      75,000        86,534
         7.375% INTELSAT Eurobonds        41,793        45,046
         6.75% INTELSAT Eurobonds         31,344        32,906

         The fair values of the corporation's other financial instruments are approximately equal to their carrying values.


15.      SUBSEQUENT EVENTS

         Merger Agreement

         In January 1994, the corporation entered into a definitive merger agreement for the acquisition of Radiation Systems, Inc. (RSi), based in Sterling, Virginia. RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses. Following the merger, the corporation expects to combine its existing systems integration business, COMSAT Technology Services, with RSi.

         Under the merger agreement, RSi will be merged into a wholly owned subsidiary of the corporation, and each share of RSi's common stock will be exchanged for $18.25 in the corporation's common stock, based on the average closing price of the corporation's stock during the 20 trading days ending five trading days before the closing of the transaction. However, in no event will a share of RSi common stock be exchanged for less than 0.638 or more than
         0.780 shares of the corporation's common stock. RSi has approximately eight million shares outstanding. During 1993, the corporation purchased 404,500 shares of RSi on the open market for $5,098,000. The corporation's ownership represented 4.9% of RSi stock with a market value of $6,042,000 at December 31, 1993.

         The merger is subject to the approval of RSi's shareholders, receipt of all required government approvals and compliance with other customary conditions. RSi shareholders are expected to vote on the merger during the second quarter of 1994. It is a condition of the merger that it be treated as a pooling of interests for accounting purposes. The merger is expected to be completed in 1994.

         In February 1994, two shareholder class-action lawsuits were filed in Nevada state court challenging the merger. Plaintiffs in the lawsuits allege, among other things, that the proposed merger consideration is unfair and inadequate. The lawsuits seek, among other things, to enjoin the merger and, in the event the merger is consummated, to recover damages. Management believes that the lawsuits are without merit and that the ultimate disposition of these matters will not have a material effect on the merger or on the corporation's financial statements.

         Debt

         INTELSAT intends to issue $200 million of bonds in the first quarter of 1994. INTELSAT will use the proceeds to repay its short-term borrowings. The corporation will record its share of the borrowings as long-term debt of approximately $42 million when the bonds are issued.

Item 9.  Disagreements on Accounting and Financial Disclosure. None.

                                 PART III


     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10-13 is incorporated by reference from the COMSAT - 1994 Annual Meeting of Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

Item 10.  Directors and Officers of the Registrant.
Item 11.  Executive Compensation.
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
Item 13.  Certain Relationships and Related Transactions.



                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as part of this Report.

       1.   Consolidated Financial Statements and Supplementary Data of
            Registrant.

                                                                       Page

         a. Independent Auditors' Report . . . . . . . . . . . . . . . . 34

         b. Consolidated Financial Statements of COMSAT
            Corporation and Subsidiaries

            (i) Consolidated Income Statements for the Years
                Ended December 31, 1993, 1992 and 1991 . . . . . . . . . 35

            (ii)Consolidated Balance Sheets as of December 31
                1993, 1992 and 1991. . . . . . . . . . . . . . . . . . . 36

            (iv)Consolidated Cash Flow Statements for the Years
                Ended December 31, 1993, 1992 and 1991 . . . . . . . . . 37

            (v) Statements of Changes in Consolidated Stockholders'
                Equity for the Years Ended December 31, 1993, 1992
                and 1991 . . . . . . . . . . . . . . . . . . . . . . . . 38

            (vi)Notes to Consolidated Financial Statements for
                Each of the Three Years in the Period Ended
                December 31, 1993. . . . . . . . . . . . . . . . . . .39-60

       2. Financial Statement Schedules Relating to the Consolidated Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1993.

                                                                       Page

         a. Independent Auditors' Report . . . . . . . . . . . . . . . . 34

         b. Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related
            Parties. . . . . . . . . . . . . . . . . . . . . . . . . . . 73
         c. Schedule V -- Property, Plant and Equipment. . . . . . . . . 74
         d. Schedule VI -- Accumulated Depreciation of Property, Plant
            and Equipment. . . . . . . . . . . . . . . . . . . . . . . . 76
         e. Schedule VIII -- Valuation and Qualifying Accounts . . . . . 78
         f. Schedule IX -- Short-Term Borrowings . . . . . . . . . . . . 79
         g. Schedule X -- Supplementary Income Statement Information . . 79


         All Schedules except those listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing. Separate financial statements and schedules of COMSAT Corporation are omitted because the Corporation is primarily an operating corporation and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and indebtedness to any person other than the Corporation and its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets shown by the consolidated statements in this filing.

   (b) Reports on Form 8-K.

       A report on Form 8-K dated January 31, 1994 was filed by the Registrant to file the press release reporting the Registrant's entering into a definitive merger agreement for the acquisition of Radiation Systems, Inc.

       A report on Form 8-K dated March 7, 1994 was filed by the Registrant to file the press release reporting purported class action shareholder lawsuits which were filed in Nevada to challenge the Registrant's acquisition of Radiation Systems, Inc.

       A report on Form 8-K dated March 11, 1994 was filed by the Registrant to file the Registrant's 1993 Financial Statements.

   (c) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession.

   a. Agreement and Plan of Merger among Registrant, CTS America, Inc. and Radiation Systems, Inc. dated as of January 30, 1994.

   b. Stock Option Agreement between Registrant and Radiation Systems, Inc. dated as of January 30, 1994.

Exhibit No. 3 - Articles of Incorporation and By-laws.

   a. Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993. (Incorporated by reference from Exhibit
       No. 4(a) to Registrant's Registration Statement on Form S-3
       (No. 33-51661) filed on December 22, 1993).

   b.  By-laws of Registrant, as amended through March 15, 1991.
       (Incorporated by reference from Exhibit No. 3(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

   c.  Regulations adopted by Registrant's Board of Directors pursuant to
       Section 5.02(c) of Registrant's Articles of Incorporation.
       (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)


Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

   a. Specimen of a certificate representing Series I shares of Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by citizens of the United States.

   b. Specimen of a certificate representing Series I shares of Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by aliens. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

   c. Specimen of a certificate representing Series II shares of Registrant's Common Stock, without par value, registered under
       Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

   d. Indenture dated as of August 1, 1988 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988.)

   e. Standard Multiple-Series Indenture Provisions, dated March 15, 1991. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on
       March 15, 1991.)

   f. Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from
       Exhibit No. 4(b) to Registrant's Registration Statement on
       Form S-3 (No. 33-39472) filed on March 15, 1991.)

   g. Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991.)

   h. Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on
       Form 8-K filed on April 9, 1992.)


Exhibit No. 10 - Material Contracts

   a. Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

   b. Operating Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

   c. Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated
       March 24, 1980. (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)
       (i) Amendment No. 6 dated September 1, 1981. (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

   d. Convention on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976. (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

   e. Operating Agreement on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976. (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

   f.* Registrant's 1982 Stock Option Plan. (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

   g. Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983.)
       (i) Amendment dated September 1, 1992. (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

   h.* Registrant's Insurance and Retirement Plan for Executives adopted by Registrant's Board of Directors on June 21, 1985, as amended by the Board of Directors on July 15, 1993.

   i.* Registrant's 1986 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 10(g) to Registrant's Registration Statement on Form S-4 (File No. 33-9966) filed on November 4, 1986.)

   j. Lease dated November 6, 1986, between Registrant and VMS 1985-299 Limited Partnership for the lease of Registrant's former headquarters at 950 L'Enfant Plaza, S.W., Washington, D.C. (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on
       Form 10-K for the fiscal year ended December 31, 1986.)

   k.* Registrant's Non-Employee Directors Stock Option Plan adopted by
       Registrant's Board of Directors on January 15, 1988 and approved by Registrant's shareholders on May 20, 1988. (Incorporated by reference from Exhibit No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.)
       (i) Amendment No. 1 dated March 16, 1990. (Incorporated by reference from Exhibit No. 10 (g)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)
       (ii) Amendment No. 2 dated January 15, 1993.

   l.* Registrant's 1988 Annual Incentive Plan adopted by Registrant's
       Board of Directors on June 17, 1988, as amended by the Board of Directors on September 16, 1988. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.)

   m. Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

   n. Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-k for the fiscal year ended December 31, 1988.)

   o. Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services. (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

   p.  Second Amended and Restated Agreement of Limited Partnership of
       The Denver Nuggets Limited Partnership, dated November 29, 1989. (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)
       (i)  Asset Purchase Agreement, dated October 20, 1989, between
            Denver Nuggets, Incorporated and Denver Nuggets Limited Partnership, and First Amendment to Asset Purchase Agreement, dated November 30, 1989. (Incorporated by reference from Exhibit No. 10(x)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

   q. Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)
       (i)  Amendment No. 1 dated May 20, 1993.

   r.* Registrant's 1990 Key Employee Stock Plan adopted by the Board of Directors on March 16, 1990. (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)
       (i)  Amendment No. 1 dated January 15, 1993.

   s.  Agreement, dated May 25, 1990, between Registrant and IDB
       Communications Group, Inc. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

   t.  Amended and Restated Agreement, dated November 14, 1990, of
       Limited Partnership of Rock Spring II Limited Partnership.
       (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)
       (i) Amended and Restated Lease Agreement, dated November 14, 1990, by and between Rock Spring II Limited Partnership and Registrant. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on
            February 24, 1992.)
       (ii) Amended and Restated Ground Lease Indenture, dated
            November 14, 1990, between Anne D. Camalier (Landlord) and
            Rock Spring II Limited Partnership (Tenant). (Incorporated by reference from Exhibit No. 10(c) to Registrant's
            Current Report on Form 8-K filed on February 24, 1992.)

   u. Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De
       Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

   v.* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993.

   w. Service Agreement, dated April 2, 1992, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

   x. Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

   y. Agreement dated as of January 18, 1993 between the government of Cote d'Ivoire and Registrant to provide a national television and radio distribution system.
       (i)  Amendment No. 1 dated January 1994.

   z. Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

   aa. Lease Agreement, dated June 8, 1993, between GTE Airfone,
       Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment.

   bb. Agreement dated July 1, 1993, between Registrant and AT&T Easylink
       Services relating to exchange of telex traffic.

   cc. Agreement dated July 27, 1993, between the Registrant and American
       Telephone & Telegraph Company relating to utilization of space segment.

   dd. Agreement dated September 1, 1993, between Registrant and MCI
       International, Inc. relating to exchange of traffic.

   ee. Agreement dated November 30, 1993, between the Registrant and Sprint
       Communications Company L.P. relating to utilization of space segment.

   ff. Agreement dated December 10, 1993, between Registrant and Sprint
       International relating to the exchange of traffic.

   gg. Credit Agreement dated as of December 17, 1993 among Registrant,
       NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent.

   hh. Schedule of Commitments between Registrant and INTELSAT, as of December 31, 1993, relating to FM, digital bearer, International Business Service and video traffic.

   ii. Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment.

   jj. Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic.

   kk. Fiscal Agency Agreement between International Telecommunications
       Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 22 March 1994.

       *Compensatory plan or arrangement.

Exhibit No. 11 - Statement re computation of per share earnings.

Exhibit No. 22 - Subsidiaries of the Registrant as of March 31, 1994.

Exhibit No. 24 - Consents of experts and counsel.
                 Consent of Independent Auditors dated March 29, 1994. Exhibit No. 27 - Financial Data Schedule.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMSAT CORPORATION
                               (Registrant)

Date: March 31, 1994   By /s/ BRUCE L. CROCKETT
                          --------------------------------------
                         (Bruce L. Crockett, President and Chief
                          Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity and on the date indicated.


                       (1) Principal executive officer


Date: March 31, 1994      By /s/ BRUCE L. CROCKETT
                             --------------------------------------
                            (Bruce L. Crockett, President and Chief
                             Executive Officer)


                       (2) Principal financial officer


Date: March 31, 1994      By /s/ C. THOMAS FAULDERS, III
                             -------------------------------------
                            (C. Thomas Faulders, III, Vice President
                             and Chief Financial Officer)


                       (3) Principal accounting officer


Date: March 31, 1994      By /s/ ALLEN E. FLOWER
                             -------------------------------------
                            (Allen E. Flower, Controller)

                       (4) Board of Directors


Date: March 31, 1994      By /s/ MELVIN R. LAIRD
                            (Melvin R. Laird, Chairman and Director)


                          By /s/ LUCY WILSON BENSON
                            (Lucy Wilson Benson, Director)


                          By /s/ RUDY E. BOSCHWITZ
                            (Rudy E. Boschwitz, Director)


                          By /s/ EDWIN I. COLODNY
                            (Edwin I. Colodny, Director)


                          By /s/ BRUCE L. CROCKETT
                            (Bruce L. Crockett, Director)


                          By /s/ FREDERICK B. DENT
                            (Frederick B. Dent, Director)


                          By
                            (James B. Edwards, Director)


                          By /s/ NEAL B. FREEMAN
                            (Neal B. Freeman, Director)


                          By /s/ BARRY M. GOLDWATER
                            (Barry M. Goldwater, Director)


                          By /s/ ARTHUR HAUSPURG
                            (Arthur Hauspurg, Director)


                          By /s/ PETER W. LIKINS
                            (Peter W. Likins, Director)


                          By /s/ HOWARD M. LOVE
                            (Howard M. Love, Director)

                          By /s/ ROBERT G. SCHWARTZ
                            (Robert G. Schwartz, Director)


                          By /s/ C. J. SILAS
                            (C. J. Silas, Director)


                          By
                            (Dolores D. Wharton, Director)

                               COMSAT CORPORATION
                                  CONSOLIDATED

             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)



                             Balance at                           Balance at
                              Beginning                Amounts       End
Name of Debtor                 of Year    Additions   Collected    of Year
- - - --------------               ----------   ---------   ---------   ----------

1991:
  Robert J. Wussler (a)         $ 209       $   -       $ 209       $   -
                                =====       =====       =====       =====

1992:
  Richard C. Fenwick, Jr. (b)   $   -       $ 150       $   -       $ 150

  Mark Macon (c)                    -         150         150           -
                                -----       -----       -----       -----
                                $   -       $ 300       $ 150       $ 150
                                =====       =====       =====       =====

1993:
  Richard C. Fenwick, Jr. (b)   $ 150       $   -       $ 150       $   -
                                =====       =====       =====       =====


(a) An interest-free note receivable from Robert J. Wussler, a former employee of the corporation, was repaid in 1991.

(b) An interest-free note receivable from Richard Fenwick, Jr., and employee of On Command Video Corporation, was repaid in 1993.

(c) A note receivable at a 10% interest rate from Mark Macon, a player of the Denver Nuggets, was repaid in 1992.

                                COMSAT CORPORATION
                                  CONSOLIDATED

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)




                              Balance at                               Other     Balance at
                               Beginning                             Changes(a)      End
                                of Year    Additions   Retirements   Add(Deduct)   of Year
                              ----------   ---------   -----------   -----------  ---------
1991:
PROPERTY IN SERVICE
 Land                         $    4,182   $       -    $      -     $    (74)    $    4,108
 Buildings & Improvements         85,346       3,733         278       (1,922)        86,879
 Furniture, Fixtures
   and Equipment                 347,592      70,229       9,509         (523)       407,789
 INTELSAT Satellites             602,262     151,874           -      (21,364)       732,772
 Inmarsat Satellites              80,246      78,822           -           92        159,160
 Other Satellites and
   Transponders                  112,412           -           -            -        112,412
                              ----------   ---------    --------     --------     ----------
 Total Property in
   Service                     1,232,040     304,658       9,787      (23,791)     1,503,120
CONSTRUCTION IN PROGRESS         355,733     (22,457)(b)     724      (17,065)       315,487
                              ----------   ---------    --------     --------     ----------
 TOTAL PROPERTY               $1,587,773   $ 282,201    $ 10,511     $(40,856)    $1,818,607
                              ==========   =========    ========     ========     ==========


1992:
PROPERTY IN SERVICE
 Land                         $    4,108   $       -    $      -     $    (75)    $    4,033
 Buildings & Improvements         86,879       1,167         515       (7,005)        80,526
 Furniture, Fixtures
   and Equipment                 407,789      69,404       9,834        8,780        476,139
 INTELSAT Satellites             732,772      99,459       1,245      (23,296)       807,690
 Inmarsat Satellites             159,160      39,774           -       (2,083)       196,851
 Other Satellites and
   Transponders                  112,412           -           -            -        112,412
                              ----------   ---------    --------     --------     ----------
 Total Property in
   Service                     1,503,120     209,804      11,594      (23,679)     1,677,651
CONSTRUCTION IN PROGRESS         315,487      22,867(b)        6       (4,773)       333,575
                              ----------   ---------    --------     --------     ----------
 TOTAL PROPERTY               $1,818,607   $ 232,671    $ 11,600     $(28,452)(c) $2,011,226
                              ==========   =========    ========     ========     ==========

1993:
PROPERTY IN SERVICE
 Land                         $    4,033   $       -    $      -     $  1,022     $    5,055
 Buildings & Improvements         80,526      25,110         263        1,667        107,040
 Furniture, Fixtures
   and Equipment                 476,139      94,536      60,545          257        510,387
 INTELSAT Satellites             807,690     100,523           -      (24,353)       883,860
 Inmarsat Satellites             196,851           -           -      (10,199)       186,652
 Other Satellites and
   Transponders                  112,412           -           -            -        112,412
                              ----------    --------    --------     --------     -----------
 Total Property in
   Service                     1,677,651     220,169      60,808      (31,606)     1,805,406
CONSTRUCTION IN PROGRESS         333,575      18,386(b)       21      (12,705)       339,235
                              ----------    --------    --------     --------     ----------
 TOTAL PROPERTY               $2,011,226    $238,555    $ 60,829     $(44,311)    $2,144,641
                              ==========    ========    ========     ========     ==========


(a) Includes the effect of changes in COMSAT's investment share in INTELSAT which was 23.9%, 22.9%, 21.8% and 20.9% as of December 31, 1990, 1991,
     1992 and 1993, respectively. These changes resulted in increases to plant retired and other of $30,096 in 1991, $35,515 in 1992 and $36,343 in 1993. Also includes the effect of changes in COMSAT's investment share in Inmarsat which was 24.9%, 25.0%, 24.6% and 23.0% as of December 31, 1990, 1991, 1992 and 1993, respectively. These changes resulted in decreases to plant retired and other of $290 in 1991, and increases to plant retired and other of $2,681 in 1992 and $15,510 in 1993.

(b)  Net of transfers to property in-service.

(c) Includes property of $20,046 for the Denver Nuggets Limited Partnership and On Command Video Corporation as of July 1, 1992, when the corporation began consolidating the financial statements of these businesses.

                               COMSAT CORPORATION
                                  CONSOLIDATED

    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)





                                Balance at    Depre-                   Other       Balance at
                                Beginning    ciation                 Changes(a)       End
                                 of Year    Provision   Retirements  Add(Deduct)     of Year
                                ---------   ---------   -----------  -----------   ----------
1991:
 Buildings & Improvements       $ 19,372    $  2,613      $   165     $   (227)    $ 21,593
 Furniture, Fixtures
   and Equipment                 187,332      34,984        8,537         (929)     212,850
 INTELSAT Satellites             249,419      55,611            -      (16,597)     288,433
 Inmarsat Satellites                 629      11,095            -            1       11,725
 Other Satellites and
   Transponders                  106,455       5,957            -            -      112,412
                                --------    --------      -------     --------     --------
TOTAL                           $563,207    $110,260      $ 8,702     $(17,752)    $647,013
                                ========    ========      =======     ========     ========


1992:
 Buildings & Improvements       $ 21,593    $  2,398      $    69     $ (3,284)    $ 20,638
 Furniture, Fixtures
   and Equipment                 212,850      41,817        9,212       18,665(d)   264,120
 INTELSAT Satellites             288,433      62,747        1,067      (10,526)     339,587
 Inmarsat Satellites              11,725      17,976            -         (179)      29,522
 Other Satellites and
   Transponders                  112,412           -            -            -      112,412
                                --------    --------      -------     --------     --------
TOTAL                           $647,013    $124,938(b)   $10,348     $  4,676(c)  $766,279


1993:
 Buildings & Improvements       $ 20,638    $    390      $   260     $  2,669     $ 23,437
 Furniture, Fixtures
   and Equipment                 264,120      52,916       52,189       (1,583)     263,264
 INTELSAT Satellites             339,587      63,316            -      (11,424)     391,479
 Inmarsat Satellites              29,522      17,483            -       (1,123)      45,882
 Other Satellites and
   Transponders                  112,412           -            -            -      112,412
                                --------    --------      -------    ---------     --------
TOTAL                           $766,279    $134,105(b)   $52,449    $ (11,461)    $836,474
                                ========    ========      =======    =========     ========





(a) Includes the effect of changes in COMSAT's investment share in INTELSAT which was 23.9%, 22.9%, 21.8% and 20.9% as of December 31, 1990, 1991,
     1992, and 1993, respectively. These changes resulted in decreases of $10,075 in 1991, $11,808 in 1992 and $12,801 in 1993. Also includes the effect of changes in COMSAT's investment share in Inmarsat which was 24.9%, 25.0%, 24.6% and 23.0% as of December 31, 1990, 1991, 1992
     and 1993, respectively. These changes resulted in an increase of $10 in 1991 and decreases of $290 in 1992, and $1,986 in 1993.

(b) Depreciation and amortization as reported in the consolidated income statement for 1992 and 1993 includes amortization of intangibles of $2,399 and $4,254, respectively.

(c) Includes accumulated depreciation of $5,004 for the Denver Nuggets Limited Partnership and On Command Video Corporation as of July 1, 1992, when the corporation began consolidating the financial statements of these businesses.

(d) Includes an addition to accumulated depreciation of $16,755 related to the 1992 restructuring provision discussed in Note 12 to the financial statements.

                               COMSAT CORPORATION
                                  CONSOLIDATED

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)



                           Balance at                            Balance at
                            Beginning  Charged to                  End of
                             of Year    Expenses   Deductions(a)    Year
                           ----------  ----------  ----------    ---------
1991:
Allowance for Loss on
 Accounts Receivable         $ 9,361    $ 2,539      $ 3,157      $ 8,743
                             =======    =======      =======      =======

Allowance for Loss on
 Investments                 $   687    $     -      $   230      $   457
                             =======    =======      =======      =======


1992:
Allowance for Loss on
 Accounts Receivable         $ 8,743    $ 4,610      $ 3,164     $10,189
                             =======    =======      =======     =======

Allowance for Loss on
 Investments                 $   457    $ 1,000      $   457     $ 1,000
                             =======    =======      =======     =======


1993:
Allowance for Loss on
 Accounts Receivable         $10,189    $ 3,403      $ 1,558     $12,034
                             =======    =======      =======     =======

Allowance for Loss on
 Investments                 $ 1,000    $     -      $     -     $ 1,000
                             =======    =======      =======     =======


(a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.

                               COMSAT CORPORATION
                                  CONSOLIDATED

                      SCHEDULE IX - SHORT-TERM BORROWINGS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)



                                                                        Weighted
                                              Maximum       Average     Average
                                   Weighted    Amount       Amount      Interest
                       Balance at   Average  Outstanding  Outstanding     Rate
Category of Aggregate    End of    Interest    During     During the   During the
Short-Term Borrowings    Period      Rate    the Period    Period (a)   Period (a)
- - - ---------------------  ----------  --------  ----------   -----------   ----------
Commercial Paper

1991                     $     -       -       $46,732      $13,096        7.1%
                         -------     ---       -------      -------        ---

1992                     $47,795     3.6%      $78,138      $40,069        3.8%
                         -------     ---       -------      -------        ---

1993                     $43,233     3.4%      $71,661      $35,209        3.3%
                         -------     ---       -------      -------        ---


(a)  Calculated using the average daily balance method.




            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (in thousands)



                                  1993         1992       1991
                                -------      -------    -------
Maintenance and repairs         $ 9,157      $10,318    $ 8,281
                                -------      -------    -------


Items omitted are less than one percent of revenues.

                                EXHIBIT INDEX

Exhibit
  No.         Description                                             Page


2(a) Agreement and Plan of Merger among Registrant, CTS America,       88
     Inc. and Radiation Systems, Inc. dated as of January 30,
     1994.

2(b) Stock Option Agreement between Registrant and Radiation          135
     Systems, Inc. dated as of January 30, 1994.

3(a) Articles of Incorporation of Registrant, composite copy, as        -
     amended through June 1, 1993. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993).

3(b) By-laws of Registrant, as amended through March 15, 1991.          -
     (Incorporated by reference from Exhibit No. 3(b) to Registrant's Report on Form 10-K for the fiscal year ended
     December 31, 1991.)

3(c) Regulations adopted by Registrant's Board of Directors             -
     pursuant to Section 5.02(c) of Registrant's Articles of Incorporation. (Incorporated by reference from Exhibit No.
     3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)

4(a) Specimen of a certificate representing Series I shares of        144
     Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by citizens of the United States.

4(b) Specimen of a certificate representing Series I shares of          -
     Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by aliens. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

4(c) Specimen of a certificate representing Series II shares of        -
     Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934.
     (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended
     December 31, 1982.)

4(d) Indenture dated as of August 1, 1988 between the Registrant       -
     and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4 to Registrant's Report on Form
     10-Q for the quarter ended June 30, 1988.)

4(e) Standard Multiple-Series Indenture Provisions, dated March        -
     15, 1991. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-
     39472) filed on March 15, 1991.)

4(f) Indenture dated as of March 15, 1991 between Registrant and       -
     The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.

4(g) Officers' Certificate pursuant to Section 3.01 of the             -
     Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as
     Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due
     2001 (with form of Note attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991.)

4(h) Officers' Certificate pursuant to Section 3.01 of the             -
     Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as
     Trustee, relating to the authorization of $160,000,000
     aggregate principal amount of the Registrant's 8.125%
     Debentures Due 2004 (with form of Debenture attached).
     (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9,
     1992.)

10(a)     Agreement Relating to the International                      -
          Telecommunications Satellite Organization (INTELSAT) by
          Governments, which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No.
          10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

10(b)     Operating Agreement Relating to the International            -
          Telecommunications Satellite Organization (INTELSAT) by
          Governments which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No.
          10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

10(c)     Agreement dated August 15, 1975, among COMSAT General       -
          Corporation, RCA Global Communications, Inc., Western
          Union International, Inc. and ITT World Communications,
          Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated March
          24, 1980.  (Incorporated by reference from Exhibit No.
          10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

10(c)(i)  Amendment No. 6 dated September 1, 1981.  (Incorporated     -
          by reference from Exhibit No. 10(p)(ii) to Registrant's
          Report on Form 10-K for the fiscal year ended December
          31, 1981.)

10(d)     Convention on the International Maritime Satellite          -
          Organization (INMARSAT) dated September 3, 1976.
          (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

10(e)     Operating Agreement on the International Maritime           -
          Satellite Organization (INMARSAT) dated September 3,
          1976. (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

10(f)*    Registrant's 1982 Stock Option Plan.  (Incorporated by      -
          reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

10(g)     Agreement dated October 6, 1983, between COMSAT General     -
          Corporation and National Broadcasting Company for the provision of satellite distribution network programming. (Incorporated by reference from Exhibit
          No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983.)

10(g)(i)  Amendment dated September 1, 1992.  (Incorporated by        -
          reference from Exhibit No. 10(j)(i) to Registrant's
          Report on Form 10-K for the fiscal year ended December
          31, 1992.)

10(h)*    Registrant's Insurance and Retirement Plan for            147
          Executives adopted by Registrant's Board of Directors on June 21, 1985, as amended by the Board of Directors on July 15, 1993.

10(i)*    Registrant's 1986 Key Employee Stock Plan.                  -
          (Incorporated by reference from Exhibit No. 10(g) to Registrant's Registration Statement on Form S-4 (File
          No. 33-9966) filed on November 4, 1986.)

10(j)     Lease dated November 6, 1986, between Registrant and        -
          VMS 1985-299 Limited Partnership for the lease of Registrant's former headquarters at 950 L'Enfant Plaza,
          S.W., Washington, D.C. (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986.)

10(k)*    Registrant's Non-Employee Directors Stock Option Plan       -
          adopted by Registrant's Board of Directors on January
          15, 1988 and approved by Registrant's shareholders on May 20, 1988. (Incorporated by reference from Exhibit
          No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.)

10(k)(i)* Amendment No. 1 dated March 16, 1990. (Incorporated by     -
          reference from Exhibit No. 10 (g)(i) to Registrant's
          Report on Form 10-K for the fiscal year ended December
          31, 1989.)

10(k)(ii)*Amendment No. 2 dated January 15, 1993.                  167

10(l)*    Registrant's 1988 Annual Incentive Plan adopted by         -
          Registrant's Board of Directors on June 17, 1988, as amended by the Board of Directors on September 16, 1988. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.)

10(m)     Memorandum of Understanding between Registrant and         -
          National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22,
          1990.  (Incorporated by reference from Exhibit No.
          10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(n)     Agreement to Acquire and Lease (and Supplemental          -
          Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited
          Company, the European Investment Bank, Kreditanstalt
          Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and
          Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft.
          (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-k for the fiscal year ended December 31, 1988.)

10(o)     Service Agreement, dated September 14, 1989, between      -
          Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services. (Incorporated by reference from Exhibit No. 10(y) to Registrant's
          Report on Form 10-K for the fiscal year ended December
          31, 1989.)

10(p)     Second Amended and Restated Agreement of Limited          -
          Partnership of The Denver Nuggets Limited Partnership, dated November 29, 1989. (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form
          10-K for the fiscal year ended December 31, 1989.)

10(p)(i)  Asset Purchase Agreement, dated October 20, 1989,
          between Denver Nuggets, Incorporated and Denver Nuggets    -
          Limited Partnership, and First Amendment to Asset
          Purchase Agreement, dated November 30, 1989.
          (Incorporated by reference from Exhibit No. 10(x)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(q)     Agreement, dated January 22, 1990, between Registrant        -
          and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

10(q)(i)  Amendment No. 1 dated May 20, 1993.                        169

10(r)* Registrant's 1990 Key Employee Stock Plan adopted by Registrant's Board of Directors on March 16, 1990. (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(r)(i)* Amendment No. 1 dated January 15, 1993.                   172

10(s)     Agreement, dated May 25, 1990, between Registrant and       -
          IDB Communications Group, Inc. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's
          Report on Form 10-K for the fiscal year ended December
          31, 1990.)

10(t)     Amended and Restated Agreement, dated November 14,          -
          1990, of Limited Partnership of Rock Spring II Limited
          Partnership.  (Incorporated by reference from Exhibit
          No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

10(t)(i)  Amended and Restated Lease Agreement, dated November        -
          14, 1990, by and between Rock Spring II Limited
          Partnership and Registrant. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

10(t)(ii) Amended and Restated Ground Lease Indenture, dated          -
          November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant).
          (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on
          February 24, 1992.)

10(u)     Finance Facility Contract (and Supplemental Agreements      -
          thereto), dated December 20, 1991, among the International Maritime Satellite Organization
          (Inmarsat), Abbey National plc, General Electric
          Technical Services Company, Inc., European Investment
          Bank, Kreditanstalt Fuer Wiederaufbau, Instituto
          Mobiliare Italiano S.p.A., Credit National, Societe
          Nationale de Credit a L'Industrie,
          Finansieringsinstituttet for Industri OG Haandvaerk
          A/S, De Nationale Investeringsbank NV, and
          Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft.
          (Incorporated by reference from Exhibit No. 10 (dd) to
          Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

10(v)*    Registrant's Directors and Executives Deferred              174
          Compensation Plan, as amended by the Board of Directors on July 15, 1993.

10(w)     Service Agreement, dated April 2, 1992, between               -
          Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services.
          (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

10(x)     Fiscal Agency Agreement, dated as of August 6, 1992,         -
          between International Telecommunications Satellite
          Organization and Morgan Guaranty Trust Company of New
          York.  (Incorporated by reference from Exhibit No. 10
          (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

10(y)     Agreement dated as of January 18, 1993 between the         191
          government of Cote d'Ivoire and Registrant to provide a national television and radio distribution system.

10(y)(i)  Amendment No. 1 dated January 1994.                        236

10(z)     Fiscal Agency Agreement, dated as of January 19, 1993,       -
          between International Telecommunications Satellite
          Organization and Morgan Guaranty Trust Company of New
          York.  (Incorporated by reference from Exhibit No. 10
          (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

10(aa)    Lease Agreement, dated June 8, 1993, between GTE           243
          Airfone, Incorporated, United Airlines, Inc. and
          Registrant for the provision and financing of aeronautical satellite equipment.

10(bb)    Agreement dated July 1, 1993, between Registrant and       254
          AT&T Easylink Services relating to exchange of telex traffic.

10(cc)    Agreement dated July 27, 1993, between Registrant and      261
          American Telephone & Telegraph Company relating to utilization of space segment.

10(dd)    Agreement dated September 1, 1993, between Registrant      299
          and MCI International, Inc. relating to exchange of traffic.

10(ee)    Agreement dated November 30, 1993, between Registrant      316
          and Sprint Communications Company L.P. relating to utilization of space segment.

10(ff)    Agreement dated December 10, 1993, between Registrant      347
          and Sprint International relating to the exchange of traffic.

10(gg)    Credit Agreement dated as of December 17, 1993 among       364
          Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The
          First National Bank of Chicago, The Chase Manhattan
          Bank, N.A., The Sumitomo Bank, Limited, New York
          Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent.

10(hh)    Schedule of Commitments between Registrant and             434
          INTELSAT, as of December 31, 1993, relating to FM, digital bearer, International Business Service and video traffic.

10(ii)    Agreement dated January 24, 1994, between Registrant       436
          and MCI International Inc. relating to utilization of space segment.

10(jj)    Agreement dated February 18, 1994, between Registrant      488
          and AT&T relating to exchange of traffic.

10(kk)    Fiscal Agency Agreement between International              490
          Telecommunications Satellite Organization, Issuer, and
          Bankers Trust Company, Fiscal Agent and Principal
          Paying Agent, dated as of 22 March 1994.

          *Compensatory plan or arrangement.

11   Statement re computation of per share earnings.

22   Subsidiaries of the Registrant as of March 31, 1994.

24   Consent of Independent Auditors dated March 29, 1994.

27   Financial Data Schedule

EXHIBIT 2(a)

                   AGREEMENT AND PLAN OF MERGER


    AGREEMENT AND PLAN OF MERGER ("Agreement") made as of
January 30, 1994, by and among COMSAT Corporation, a District of
Columbia corporation ("COMSAT"), CTS America, Inc., a Delaware corporation and a wholly owned subsidiary of COMSAT ("CTS"), and Radiation Systems, Inc., a Nevada corporation ("RSI").

    WHEREAS, COMSAT desires to acquire RSI by a merger of RSI with and into CTS, and RSI desires the same, pursuant and subject to the terms and conditions of this Agreement;

    WHEREAS, the Boards of Directors of each of COMSAT and RSI have determined that the proposed merger of RSI with and into CTS is in the best interests of their respective corporations and shareholders;

    WHEREAS, COMSAT, CTS and RSI intend that the transactions contemplated by this Agreement qualify as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and that such transactions will be accounted for by the pooling of interests method of accounting for financial reporting purposes; and

    WHEREAS, pursuant to such merger, CTS shall be the merging or surviving corporation (sometimes hereinafter referred to as the "Surviving Corporation") and RSI shall be the merged or disappearing corporation (sometimes hereinafter referred to as the "Merged Corporation");

    NOW THEREFORE, in consideration of the premises, the mutual benefits to be derived from this Agreement and the representations, warranties, conditions and promises hereinafter set forth, the parties hereby agree as follows:

                                ARTICLE I
                               THE MERGER

     Section 1.1         The Merger.  Upon the Effective Date
(as defined in Section 1.2 herein) and subject to and upon the terms of this Agreement, the General Corporation Law of the State of Delaware ("Delaware Corporation Law") and the General Corporation Law of the State of Nevada ("Nevada Corporation Law"), RSI shall be merged with and into CTS, the separate corporate existence of RSI shall cease, and CTS shall continue as the Surviving Corporation (the "Merger"). CTS and RSI are hereinafter sometimes referred to jointly as the "Constituent Corporations."

                1.1.1    Nevada Articles of Merger.  At the
Closing (as defined in Article II herein), CTS and RSI shall execute and acknowledge Nevada Articles of Merger in the form of Exhibit A hereto ("Nevada Articles of Merger"), providing for the Merger pursuant to Section 78.458 of the Nevada Corporation Law.

                1.1.2 Delaware Certificate of Merger. At the Closing, CTS and RSI shall execute and acknowledge a Delaware Certificate of Merger in the form of Exhibit B hereto ("Delaware Certificate of Merger") providing for the Merger pursuant to
Section 252 of the Delaware Corporation Law.

                1.1.3    Filings.  Immediately upon completion
of the Closing, CTS and RSI shall cause the Merger to be consummated by filing or causing to be filed the original Delaware Certificate of Merger with the Secretary of the State of Delaware, by recording or causing to be recorded a second original of the Delaware Certificate of Merger in the Office of the Recorder of the County of New Castle of the State of Delaware (being the county in which the registered office of the Surviving Corporation is located), and by filing or causing to be filed the original Nevada Articles of Merger with the Secretary of the State of Nevada, pursuant to Sections 103 and 252 of the Delaware Corporation Law and Section 78.458 of the Nevada Corporation Law, respectively.

     Section 1.2 Effective Date. The Effective Date of the Merger ("Effective Date") shall be the later of the day when the Delaware Certificate of Merger is duly filed with the Secretary of State of the State of Delaware or the day when the Nevada Articles of Merger are duly filed with the Secretary of the State of Nevada as provided in Subsection 1.1.3 herein, the parties intending the Merger to be deemed as having been consummated at the close of business upon the Effective Date, which for purposes of this Agreement, shall be deemed to be 5:00 p.m. local time in Reno, Nevada on the Effective Date. It is the intent of the parties that the Effective Date be the same day as the Closing Date (as defined in Article II herein) or, if not practicable, the earliest practicable day immediately thereafter.

     Section 1.3 Effect of the Merger. At the close of business on the Effective Date, the effect of the Merger shall be as provided under all applicable provisions of the Delaware Corporation Law and the Nevada Corporation Law. Without limiting the generality of the foregoing, and subject thereto, at the close of business on the Effective Date any and all assets, rights, privileges, powers and franchises of the Constituent Corporations, individually and collectively, shall vest in the Surviving Corporation, and any and all debts, liabilities, duties and obligations of the Constituent Corporations, individually and collectively, shall vest in, be deemed to be assumed by and become debts, liabilities, duties and obligations of the Surviving Corporation.

     Section 1.4         The Surviving Corporation.

                1.4.1    Certificate.  The Certificate of
Incorporation of CTS as in effect upon the Effective Date shall be the Certificate of Incorporation of the Surviving Corporation, until thereafter amended as provided by law and such Certificate. A copy of such Certificate is attached hereto as Exhibit C.

                1.4.2 Bylaws. The Bylaws of CTS as in effect upon the Effective Date shall be the Bylaws of the Surviving Corporation until thereafter amended as provided by law, the Certificate of Incorporation of the Surviving Corporation, and such Bylaws. A copy of such Bylaws is attached hereto as Exhibit D.

                1.4.3 Directors and Officers. The directors and officers of CTS upon the Effective Date will be the initial directors and officers of the Surviving Corporation. In the event a vacancy shall exist on the Board of Directors or in any office of CTS upon the Effective Date, such vacancy may thereafter be filled in the manner provided by law, the Certificate of Incorporation and the Bylaws of the Surviving Corporation.

                1.4.4 Surrender. At the Closing, the Merged Corporation shall surrender its stock registry, minute book and corporate seal to the Surviving Corporation. At the Effective Date the stock transfer books of RSI shall be closed, and there shall be no registration of transfers of shares of capital stock of RSI thereafter.

     Section 1.5 Additional Actions. If, at any time after the Closing, the Surviving Corporation shall consider or be advised that any further assignments or assurances in law or any other acts are necessary or desirable to (a) vest, perfect or confirm, of record or otherwise, in the Surviving Corporation its rights, title or interest in, to or under any of the rights, properties or assets of the Merged Corporation acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger, or (b) otherwise carry out the purposes of this Agreement and the transactions contemplated hereby, the Merged Corporation shall be deemed to have granted to the Surviving Corporation an irrevocable power of attorney to execute and deliver all such proper deeds, assignments, novations and assurances in law and to do all acts necessary or proper to vest, perfect or confirm title to and possession of such rights, properties or assets in the Surviving Corporation and otherwise to carry out the purposes of this Agreement and the transactions contemplated hereby; and the proper officers and directors of the Surviving Corporation are fully authorized in the name of the Merged Corporation or otherwise to take any and all such actions.

                                ARTICLE II
                          CLOSING; CONSIDERATION

     Section 2.1 The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall be held at the offices of Crowell & Moring, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004 at 11:00 a.m. immediately following a special meeting of the RSI shareholders to approve the Merger, or otherwise on the first business day after all of the conditions to the Closing set out in Articles VI and VII herein have been met or waived, or at such other place and date and time as the parties may designate in writing (the date and time agreed upon for Closing hereinafter the "Closing Date").

     Section 2.2         Consideration and Conversion of Stock.
At the close of business on the Effective Date:

                2.2.1    Conversion.  Each share of RSI common
stock, par value $1.00 per share (the "RSI Stock"), other than shares specified in Subsection 2.2.2, that is issued and outstanding on the Effective Date shall be converted without any action on the part of the holder thereof into that fraction of a share, rounded to the nearest thousandth (the "Conversion
Fraction"), of common stock, without par value, of COMSAT (the
"COMSAT Stock") determined by dividing Eighteen Dollars and twenty-five cents ($18.25) by the average closing price of a whole share of COMSAT Stock on the New York Stock Exchange
Composite Tape for the twenty (20) Trading Days ending with the Trading Day which precedes the Closing Date by five (5) Trading
Days (a "Trading Day" being any day on which the New York Stock Exchange is open for business and on which shares of COMSAT Stock are traded on that Exchange), provided that the Conversion
Fraction shall not be less than .638 and shall not be greater than .780. The issuance and voting of the COMSAT Stock shall be subject to any restrictions set forth in the Communications
Satellite Act of 1962, as amended, 47 U.S.C. sections 701 et seq., the COMSAT Articles of Incorporation, and such actions that have been taken by the Board of Directors of COMSAT pursuant to authority granted by section 5.05 of the COMSAT Articles of Incorporation.

                2.2.2 Cancellation of Certain Shares. All shares of RSI Stock which are (i) held in the treasury of RSI or owned by any subsidiary of RSI on the Effective Date, or (ii) owned by COMSAT or any subsidiary of COMSAT, including CTS, on the Effective Date shall be cancelled without payment of any consideration therefor.

     Section 2.3         Exchange of and Payment for RSI Stock.

                2.3.1 Notice. Promptly after the Effective Date COMSAT will cause the exchange agent selected by COMSAT (the "Exchange Agent") to send to each holder of record of shares of RSI Stock which shall have been converted into shares of COMSAT Stock in the Merger an appropriate letter of transmittal for purposes of surrendering such holder's certificates for such shares for exchange into certificates of shares of COMSAT Stock as provided in this Section 2.3.

                2.3.2 Certificates. As soon as practicable after the Effective Date and after surrender to the Exchange Agent of any certificate which prior to the Effective Date shall have represented any shares of RSI Stock, subject to the provisions of Subsection 2.3.4 herein, COMSAT shall cause to be distributed to the person in whose name such certificate shall have been registered certificates registered in the name of such person representing the shares of COMSAT Stock into which any shares previously represented by the surrendered certificate shall have been converted as of the close of business on the Effective Date and a check payable to such person representing the payment of cash in lieu of fractional shares determined in accordance with Subsection 2.3.5 herein. Until surrendered as contemplated by the preceding sentence, each certificate which immediately prior to the Effective Date shall have represented any shares of RSI Stock shall be deemed at and after the Effective Date to represent only the right to receive upon such surrender a certificate representing the COMSAT Stock and the payment as so contemplated.

                2.3.3    Dividends.  No dividends or other
distributions declared after the date of this Agreement with respect to shares of COMSAT Stock and payable to the holders of record thereof on or after the Effective Date shall be paid to the holder of any unsurrendered certificates which prior to the Effective Date shall have represented shares of RSI Stock with respect to which the shares of COMSAT Stock shall have been issued in the Merger until such certificates shall be surrendered as provided herein, unless otherwise agreed in writing by COMSAT, but (i) upon such surrender there shall be paid to the person in whose name the certificates representing such shares of COMSAT Stock shall be issued the amount of dividends or other distributions theretofore paid or made with a record date on or after the Effective Date but prior to surrender with respect to such shares of COMSAT Stock and the amount of any cash payable to such person in lieu of fractional shares pursuant to Subsection
2.3.5 herein, and (ii) at the appropriate payment date or as soon as practicable thereafter, there shall be paid or made to such person the amount of dividends or other distributions with a record date on or after the Effective Date but prior to surrender and a payment date subsequent to surrender payable with respect to such shares of COMSAT Stock. No interest shall be payable with respect to the payment of such dividends or other distributions or cash in lieu of fractional shares on surrender of outstanding certificates.

                2.3.4 Prior Transfer. If any cash, dividend, other distribution or certificate representing shares of COMSAT Stock is to be paid or made to or issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of the payment or issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer and that the person requesting such exchange shall pay to the Exchange Agent any transfer or other taxes required by reason of the issuance of a certificate representing shares of COMSAT Stock in any name other than that of the registered holder of the certificate surrendered, or otherwise required, or shall establish to the satisfaction of the Exchange Agent that such tax has been paid or is not payable.

                2.3.5    Cash in Lieu of Fractional Shares.
Notwithstanding any other provision of this Agreement, no certificates or scrip representing fractional shares of COMSAT Stock shall be issued upon the surrender for exchange of certificates which prior to the Merger shall have represented any shares of RSI Stock, no dividend or other distribution of COMSAT shall relate to any fractional share and such fractional share interests will not entitle the owner thereof to vote or to any rights of a shareholder of COMSAT. In lieu of any fractional shares, there shall be paid to each holder of shares of RSI Stock who otherwise would be entitled to receive a fractional share of COMSAT Stock an amount of cash (without interest) determined by multiplying such fraction by the closing price of a whole share of COMSAT Stock on the New York Stock Exchange Composite Tape on the last full trading day prior to the Effective Date.

                2.3.6 Full Satisfaction. Subject to COMSAT's obligation to pay or make previously declared dividends and other distributions which remain unpaid or unmade, all rights to receive cash, if any, other distributions and shares of COMSAT Stock into which shares of RSI Stock shall have been converted in the Merger shall be deemed when paid, made or issued hereunder to have been paid, made or issued, as the case may be, in full satisfaction of all rights pertaining to such shares of RSI Stock.

                2.3.7    Escheat Laws.  Notwithstanding any
provision of this Section 2.3, neither the Exchange Agent nor any party to this Agreement shall be liable to a holder of a certificate for RSI Stock for any shares of COMSAT Stock, dividends or other distributions thereon, or proceeds in lieu of issuance of any fractional shares thereof, delivered to a public official pursuant to applicable escheat or unclaimed property laws.

     Section 2.4 Adjustments. If, between the date of this Agreement and the Effective Date (inclusive), the outstanding shares of COMSAT Stock or RSI Stock shall have been changed into a different number of shares or a different class by reason of any reclassification, recapitalization, reorganization, split-up, combination, exchange of shares or readjustment, or a stock dividend or other extraordinary distribution (other than a nonliquidating cash dividend) thereon shall be declared with a record date within said period, the number of shares of COMSAT Stock into which shares of RSI Stock are to be converted shall be correspondingly adjusted after negotiations conducted in good faith and promptly concluded between the parties, and the Nevada Articles of Merger and the Delaware Certificate of Merger shall be amended to reflect the same.

     Section 2.5 Other Deliveries. At the Closing, each of COMSAT, CTS and RSI shall use its best efforts to deliver or cause to be delivered the opinions, certificates and other documents respectively required to be delivered pursuant to Articles VI and VII hereunder.

                               ARTICLE III
                  REPRESENTATIONS AND WARRANTIES OF RSI

     RSI hereby represents and warrants to COMSAT and CTS as of the date hereof and as of the Closing Date as set forth in this
Article III. RSI is making all these representations and warranties on behalf of itself and each RSI Subsidiary (as defined in Subsection 3.1.2 herein), unless the context otherwise plainly requires. In determining whether an event, condition or matter would have an effect on or be material to RSI, RSI shall be deemed to include RSI and the RSI Subsidiaries, taken as a whole. The "Disclosure Letter" referred to in the representations and warranties of RSI contained in this Article III refers to a letter which has heretofore been delivered by RSI to COMSAT and CTS, and which may be updated periodically and shall be updated immediately prior to the Closing Date pursuant to Section 5.12. The Disclosure Letter (and any update thereof) may include more information than is required to be disclosed therein and such inclusions are not an admission that any matter referred to therein is material. Whenever a representation and warranty contained in this Article III is made to the knowledge of RSI, it shall mean all facts and conditions referred to in or omitted from such representation and warranty, and which are known by, or which should have been known by (in light of circumstantial evidence made available to them on or prior to the date on which such representation and warranty is made), the following individuals: (i) as of the date of this Agreement, Richard E. Thomas, Mark D. Funston, R. Doss McComas, Marvin D. Shoemake, William A. Thomas, Harold A. Siegel, and the directors of RSI; and (ii) as of the Closing Date each of the individuals referred to in clause (i) of this sentence plus those officers and employees of RSI and the RSI division presidents and general managers so listed in the Disclosure Letter.

     Section 3.1         Organization and Standing.

                3.1.1    Organization.  RSI is a corporation
duly incorporated, validly existing and in good standing under the laws of the State of Nevada.

                3.1.2    Subsidiaries.  Except for those
entities identified in the Disclosure Letter (hereinafter termed the "RSI Subsidiaries"), RSI has no subsidiaries or affiliated companies, is not a partner or co-venturer with any other entity, and does not otherwise directly or indirectly control any other business entity. Except as identified in the Disclosure Letter, each RSI Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it was formed, as indicated in the Disclosure Letter. Except as identified in the Disclosure Letter, RSI is the sole record and beneficial owner of all of the outstanding capital stock of each RSI Subsidiary, free and clear of any liens, pledges, mortgages or encumbrances.

                3.1.3    Qualification.  RSI and each RSI
Subsidiary is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the nature of its activities makes such qualification or license necessary, except where the failure to be so qualified or licensed would not have a material adverse effect on the business, assets or results of operations of RSI. The Disclosure Letter identifies: (i) each state in which RSI and each RSI Subsidiary is qualified or licensed to do business as a foreign corporation; and (ii) the name and address of the registered agent for RSI and each RSI Subsidiary in each such state.

                3.1.4    Corporate Power.  RSI and each RSI
Subsidiary has all requisite corporate power (i) to carry on its business as it is now being conducted and to own and operate the properties and assets it now owns and operates, and (ii) in the case of RSI, to carry out the provisions of this Agreement and the transactions contemplated hereby.

                3.1.5    Corporate Documents.  True, correct and
complete copies of the Restated Articles of Incorporation of RSI and each RSI Subsidiary and all amendments thereto, and of the By-laws of RSI and each RSI Subsidiary and all amendments thereto, have been delivered to COMSAT.

     Section 3.2         Capitalization.

                3.2.1 Authorized and Outstanding RSI Stock. The total authorized capital stock of RSI is 25,000,000 shares of common stock, par value $1.00 per share, of which, as of the date hereof, (i) 8,285,187 shares are issued and outstanding, (ii) 514,750 shares are subject to issuance upon the exercise of outstanding options, and (iii) 471,432 shares are issued and held in treasury. As of the Closing Date, the total number of issued and outstanding shares of the capital stock of RSI shall not exceed the sum of (i) and (ii). There exist no other shares of capital stock of RSI, securities which are convertible into shares of capital stock of RSI, or any options, warrants, contracts, commitments or other arrangements which subject RSI to the issuance of any shares of capital stock upon the exercise thereof or after the passage of time.

                3.2.2    Due Authorization and Issuance.  All
issued and outstanding shares of the capital stock of RSI have been duly authorized and validly issued and are fully paid and nonassessable.

     Section 3.3         Authorization.

                3.3.1 RSI. RSI has all requisite corporate power and authority to execute and deliver this Agreement and, subject with respect to consummation of the Merger to approval of this Agreement by a majority of all votes entitled to be cast by holders of shares of RSI Stock (the "RSI Vote"), to perform the transactions contemplated hereby. The execution and delivery of this Agreement, the performance by RSI of its obligations hereunder and the consummation of the transactions contemplated hereby have been duly authorized by RSI's Board of Directors and, except for the RSI Vote, no other corporate proceedings are necessary to authorize this Agreement and the transactions contemplated hereby. RSI's Board of Directors has unanimously
(a) determined that the Merger is in the best interests of RSI and its stockholders, (b) approved all of the transactions contemplated by this Agreement, including without limitation, the Merger, a Stock Option Agreement of even date herewith between RSI and COMSAT (the "Stock Option Agreement"), and (c) voted to recommend this Agreement to RSI stockholders. As of the date of this Agreement, RSI has received the written opinion of Alex. Brown & Sons Incorporated ("Alex. Brown"), its financial adviser, that in the opinion of Alex. Brown the consideration to be received by RSI stockholders in the Merger is fair, from a financial point of view, to RSI stockholders. Assuming the valid authorization, execution and delivery of this Agreement by COMSAT and CTS, this Agreement is a valid and binding obligation of RSI and is enforceable in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application referring to or affecting enforcement of creditors' rights, or by general equitable principles.

                3.3.2    No Breach or Violation by RSI.
Execution, delivery and performance of this Agreement by RSI and consummation of the transactions contemplated hereby will not lead to or cause a violation, breach, or default or result in the termination of, or accelerate the performance required by, or result in the creation or imposition of any Encumbrance (as defined in Section 3.7.1 hereof) on any property or assets of RSI, whether by notice or lapse of time or both, or otherwise conflict with any term or provision of the following:

                         (a)  RSI's Restated Articles of
Incorporation and By-laws, as amended;

                         (b)  Any note, bond, mortgage, contract,
indenture, pledge or agreement to lease, license or other instrument or obligation to which RSI or any of the RSI Subsidiaries is a party or is bound: (i) where such violation, breach, default, termination, acceleration or Encumbrance would have a material adverse effect on the business, operations or financial condition of RSI; or (ii) as to which required consents, amendments or waivers shall not have been obtained by RSI prior to the Closing for any such violation, breach, default, termination, acceleration or Encumbrance; or

                         (c)  Any court or administrative order,
writ or injunction or process, or any permit, license, or consent decree to which RSI or any RSI Subsidiary is a party or is bound:
(i) where such violation, breach, default, termination, acceleration or Encumbrance would have a material adverse effect on the business, operations or financial condition of RSI; or
(ii) as to which required consents, amendments or waivers shall not have been obtained by RSI prior to the Closing for any such violation, breach, default, termination, acceleration or Encumbrance.

     Section 3.4 SEC Filings. RSI has furnished to COMSAT and CTS a true and complete copy of (i) each final prospectus and definitive proxy statement filed by RSI with the Securities and Exchange Commission (the "SEC") since June 30, 1989 and (ii) each report on Form 10-K, 8-K or 10-Q (and any amendments thereto) filed by RSI with the SEC since June 30, 1989 (collectively, the "RSI SEC Documents"). Each of the RSI SEC Documents complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto and none of the RSI SEC Documents as of the dates they were filed with the SEC contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading in each case as of the date when made.

     Section 3.5         Financial Statements.

                3.5.1 SEC Filings. Each of the consolidated financial statements included in the RSI SEC Documents (including any related notes thereto) complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto and fairly presents the earnings, financial position, cash flows and stockholders' equity, as the case may be, of RSI and its subsidiaries on a consolidated basis as of its date or for the respective periods set forth therein (subject, in the case of unaudited statements, to normal recurring year-end audit adjustments and when read in conjunction with the relevant audited financial statements and the notes thereto), in each case, in accordance with generally accepted accounting principles ("GAAP") consistently applied during the periods involved, except as set forth therein or, in the case of the unaudited statements, as permitted by Rule 10-01 of Regulation S-X as in effect at the relevant time.

                3.5.2    Absence of Changes.  Since June 30,
1993, there has not been:

                         (a)  Any material adverse change in the
assets, working capital, reserves, financial condition, accounting methods or results of operations of RSI (provided that expenses incurred in connection with the transactions contemplated hereby shall be excluded in making such determination);

                         (b)  Any material change in the con-
tingent obligations or liabilities of RSI by way of guaranty, documentary credit, standby credit, endorsement, indemnity, warranty or otherwise;

                         (c)  Any waiver or cancellation by RSI
of valuable rights or of debts owed to any of them which, taken as a whole, are material to the business or financial condition of RSI;

                         (d)  Any damage, destruction or loss,
whether or not covered by insurance, materially and adversely affecting the properties or business of RSI;

                         (e)  Any increase in the rate or terms
of compensation payable, or potentially payable, by RSI to any director, officer or employee, except increases occurring in the ordinary course of business in accordance with RSI's customary practices (which shall include normal periodic performance reviews and related compensation and benefit increases);

                         (f)  Any increase in the rate or terms,
or establishment, of any bonus, insurance, severance, stock option, pension or other employee benefit plan, payment or arrangement made to, for or with any of the employees of RSI except increases occurring in the ordinary course of business in accordance with RSI's customary practices (which shall include normal periodic performance reviews and related compensation and benefit increases);

                         (g)  Any loan to, or guarantee or
assumption of any loan or obligation on behalf of, any officer or director of RSI except advances occurring in the ordinary course of business in accordance with RSI's customary practices; or

                         (h)  Any declaration, setting aside or
payment of any dividend (other than as permitted by Section 5.7 herein) by RSI (in cash, properties or securities) or other distribution of assets by RSI in respect of the shares of its capital stock, or issuance, sale, transfer by RSI, or commitment to issue, sell or transfer any shares of its capital stock other than pursuant to the Stock Option Agreement, employee stock options, director stock options and other agreements or commitments existing on June 30, 1993, or any redemption, purchase or other acquisition of any of its securities;

provided that for purposes of paragraphs (a), (b), (c) and (d) of this Subsection 3.5.2, a material adverse change or effect shall be deemed to occur if as a result of the events described in such paragraphs there is a decrease in the aggregate in the stockholders' equity of RSI as reflected on RSI's consolidated statement of financial position at June 30, 1993, of five percent or greater, to the date of this Agreement or the Closing Date, as applicable.

                3.5.3 No Undisclosed Liabilities. RSI has no liabilities or obligations, secured or unsecured (absolute, accrued, or unaccrued, liquidated or unliquidated, executory, contingent or otherwise and whether due or to become due), of a nature required to be reflected in a balance sheet prepared in accordance with GAAP applied on a basis consistent with prior years, which were not disclosed in the RSI SEC Documents, except for those liabilities and obligations of RSI incurred since
June 30, 1993 in the ordinary course of business.

     Section 3.6 Forecasts. Notwithstanding any disclaimers to the contrary (whether oral or in writing) made by or on behalf of RSI, all forward looking statements made in writing (including but not limited to forecasts and projections of revenues, income or losses, capital expenditures, or other financial items, management plans and objectives for future operations, statements of future economic performance and state-

ments of the assumptions underlying or relating to any of the foregoing) by RSI in the "Bid and Proposal Schedule" delivered to COMSAT prior to the date hereof or updated prior to the Closing Date, or in any Form 10-K or Form 10-Q (and any amendments thereto) filed with the SEC after June 30, 1992, were made based upon reasonable grounds (in the case of the "Bid and Proposal Schedule" delivered to COMSAT prior to the date hereof, taking into account RSI's procedure for assembling the schedule as described in the Disclosure Letter) and disclosed in good faith.

     Section 3.7         Properties; Leases; Tangible Assets.

                3.7.1    Title.  The Disclosure Letter contains
a list of all real property which RSI purports to own. To RSI's knowledge, RSI has good and valid title to or, in the case of leased properties, a good and valid leasehold interest in, all of the assets which it purports to own or lease, including all assets (real, personal or mixed, tangible or intangible) reflected in the June 30, 1993 consolidated financial statements of RSI, or acquired by RSI thereafter, except those assets disposed of in the ordinary course of business after June 30, 1993 and the title to each such property and asset of RSI is free and clear of any title defects, objections, liens, mortgages, security interests, pledges, charges and encumbrances, adverse claims, equities or other adverse interests of any kind including without limitation, leases, chattel mortgages, conditional sales contracts, collateral security arrangements and other title or interest retention arrangements (collectively the "Encumbrances"), except as follows:

                         (a)  Any lien for taxes or other
governmental charges not yet delinquent, or the validity of which is being contested in good faith by appropriate proceedings and as to which adequate reserves have been established by RSI;

                         (b)  Any Encumbrances reflected on the
financial statements contained in the RSI SEC Documents, with such changes in the amount thereof as may have occurred since June 30, 1993 in the ordinary course of business and which changes will not materially reduce the aggregate value of the property and assets held by RSI;

                         (c)  Such other imperfections of title
or Encumbrances which, as of the Closing Date, will not mate-rially reduce the aggregate value of the property and assets of RSI;

                         (d)  Any progress payment liens arising
from progress payments made by the United States Government or any agency thereof on contracts affecting the assets of RSI; and

                         (e)  Any Encumbrances or other matters
identified in the Disclosure Letter.

                3.7.2 Use Restrictions. With respect to any real property owned or leased by RSI, to RSI's knowledge there exists no applicable zoning ordinance, building code, use or occupancy restriction, or any material violation of any such ordinance, code or restriction, or any condemnation action or proceeding with respect thereto, that materially detracts from the aggregate value of the real property as reflected in the June 30, 1993 consolidated statement of financial position of RSI.

                3.7.3    Condition.  To RSI's knowledge, all
tangible properties and assets of RSI that are necessary or useful to the business of RSI are in good operating condition and repair, ordinary wear and tear excepted, and are adequate for the uses to which they are put.

                3.7.4    Leases.  The Disclosure Letter
identifies all leases with a remaining term of more than one year and aggregate remaining lease payments due of $100,000 or more to which RSI is a party or is otherwise bound for the lease of real property or personal property or equipment pursuant to which RSI leases real or personal property or equipment either as the lessor or as the lessee. With respect to such leases, to RSI's knowledge there exist no defaults by RSI, or defaults by a lessor or any third party, or misrepresentations with respect to such leases made by RSI, any lessor and/or any third party, that materially and adversely affect in the aggregate the business, operations or financial condition of RSI.

                3.7.5 Government Furnished Equipment. RSI's materials management systems relating to inventories of equipment and other materials procured or held by RSI for the performance of any contracts (prime or sub) with the U.S. Government are adequate and appropriately maintained for the uses to which they are put or required to be put under the terms of such contracts. All items of inventory, equipment and other materials procured or held by RSI for the performance of any contracts (prime or sub) with the U.S. Government have been maintained in the condition they were when loaned, or bailed to, or procured by RSI, ordinary wear and tear excepted, or used or processed for the purposes for which they were intended and if such items of inventory, equipment and other materials were returned to the U.S. Government or its designee at any time prior to the Closing Date, there is no basis for a claim for loss, damage, negligence or reckless disregard of use or care of such items of inventory, equipment and other materials to be asserted by the U.S.

Government that if successful would have a material adverse effect on the business, results of operations or financial condition of RSI.

     Section 3.8         Backlog.

                3.8.1    Amount.  The Disclosure Letter sets
forth a schedule of the backlog by contract of RSI (excluding, for purposes of the Disclosure Letter prior to execution of this Agreement, the backlog by contract of the Mark Antennas, PG Technologies, and CSA Antenna Systems Division), as of December 31, 1993, for products and services to be provided by RSI, for those contracts having a value of at least $25,000, including (i) the aggregate dollar amount of firm and funded backlog, (ii) the aggregate dollar amount of unfunded backlog (including without limitation unexercised options), and (iii) the aggregate dollar amount of backlog for which RSI has received notice of program selection but final contract terms have not been negotiated. At the Closing Date, the Disclosure Letter shall set forth on a consistent basis (except that contracts having a value of less than $25,000 may be included) a schedule of the backlog of RSI by contract or, in the case of the Mark Antenna and PG Technology divisions, by division for contracts having a value of less than $100,000, which schedule shall show an aggregate contract backlog for categories (i), (ii), and (iii), above, of at least $118,500,000. For purposes of this Subsection 3.8.1, where the contract or applicable law or regulation would prohibit identification of the customer, the Disclosure Letter will omit such identification.

                3.8.2 Ordinary Course. All of the contracts constituting the backlog of RSI (i) have been entered into in the ordinary course of business, and (ii) are capable of performance by RSI in accordance with the terms and conditions of each such contract, without materially and adversely affecting the financial condition or results of operations of RSI. Since June 30, 1993, RSI has not changed in any material respects its pricing policies, practices or objectives with respect to return on sales in connection with its outstanding bids and proposals, when considered in the aggregate.

     Section 3.9 Accounts Receivable. RSI's accounts receivable, unbilled costs and accrued profits (less customer progress payments), notes receivable, contracts in progress, accounts payable and notes payable (collectively, the "Receivables and Unbilled Costs") as of the Closing Date shall be or were recorded on its books and records in the ordinary course of business in accordance with GAAP applied on a basis consistent with prior years. Since June 30, 1993, RSI's consolidated financial statements include reserves with respect to the Receivables and Unbilled Costs reflected therein against doubtful collection or billings which in the opinion of RSI, its officers or directors, are adequate.

     Section 3.10        Inventories.  All inventories of RSI
(i) reflected in its June 30, 1993 consolidated statement of financial position, or (ii) to be held as of the Closing Date, have been or will have been acquired or manufactured, and are in amounts RSI reasonably believes to be adequate to fill customer orders, in the ordinary course of business in accordance with RSI's normal inventory practices. For purposes of preparing its June 30, 1993 and any subsequent consolidated statement of financial position, the inventories held by RSI were valued at cost, and as to classes of items inventoried and methods of accounting and pricing determined in a manner consistent with prior years.

     Section 3.11        Intellectual Property.

                3.11.1 Patents and Know-How. The Disclosure Letter sets forth a complete and accurate list of each patent, patent application and docketed invention, by date and germane case or docket number and country of origin, and each license or licensing agreement, by date, term and the parties thereto, for each of the patents, patent applications, inventions, trade-secrets, rights to know-how, processes, computer programs or use of technology, held or employed by RSI (each such patent, patent application, license or licensing agreement listed thereon hereinafter termed the "Patents and Licenses"). With respect to the Patents and Licenses, and with respect to all other technology including but not limited to research and development results, computer programs, processes, trade secrets, know-how, formulae, chip designs, mask works, inventions and manufacturing, engineering, quality control, testing, operational, logistical, maintenance and other technical information and technology held or employed by RSI ("RSI's Technology") and except as set forth in the Disclosure Letter:

                         (a)  RSI owns, free and clear of all
liens, pledges or other encumbrances, all right, title and interest in the Patents and Licenses and in RSI's Technology, with all rights to make, use, and sell the property embodied in or described in the Patents and Licenses and in RSI's Technology and which are material to the business or operations of RSI. To RSI's knowledge, its use of the Patents and Licenses and RSI's Technology does not conflict with, infringe upon or violate any patent, patent license, patent application, mask work, mask work registration, or any pending application relating thereto, or any trade secret, know-how, programs or processes of any third person, firm or corporation;

                         (b)  RSI either owns the entire right,
title and interest in, to and under, has an express license to use, or has acquired in connection with the acquisition of equipment or inventory an implied license to use, any and all inventions, processes, computer programs, know-how, formulae, trade secrets, patents, chip designs, mask works, trademarks, trade names, brand names and copyrights which are material to the business or operations of RSI.

                         (c)  The U.S. government has no rights
with respect to any "technical data" or "computer software" that are owned by RSI and are material to the business or operations of RSI.

                3.11.2   Trademarks and Copyrights.  The
Disclosure Letter sets forth a complete and accurate list of each trademark, trade name, and trademark and trade name registration or application, and copyright registration and application for copyright registration, by date and germane case or docket number and country of origin, and each license or licensing agreement, by date and the parties thereto, for each trademark and copyright license or licensing agreement, held or employed by RSI (each such trademark, copyright, application, and license or licensing agreement hereafter termed the "Trademarks and Licenses").
Except as set forth in the Disclosure Letter, RSI owns, free and clear of all liens, pledges or other encumbrances, all right, title and interest in the Trademarks and Licenses which are material to the business or operations of RSI. To RSI's knowledge, its use of the Trademarks and Licenses does not conflict with, infringe upon or violate any trademark, trade name, trademark or trade name registration or application, copy-right, copyright registration or application, service mark, brand mark or brand name or any pending application relating thereto, of any third person, firm or corporation.

     Section 3.12        Contracts and Obligations.

                3.12.1   Identification.  The Disclosure Letter
includes an accurate and complete list as of the date indicated therein of:

                         (a)  All agreements and contracts
between RSI and (i) its vendors or suppliers the termination of which would have a material adverse effect on the business, operations or financial condition of RSI, and (ii) its customers (each U.S. government agency deemed to be a separate customer and where the contract or applicable law or regulation would prohibit identification of the customer, the Disclosure Letter will omit such identification) where the backlog for such contract is $25,000 or more;

                         (b)  All loan agreements and other
evidences of indebtedness, and all letters of credit or other documentary credits, having in each case a total liability of $50,000 or more;

                         (c)  All distributorship, non-employee
commission or marketing agent, representative or franchise agreements providing for the marketing and/or sale of the products or services of RSI;

                         (d)  All partnership agreements for the
organization of limited or general partnerships in which RSI is a partner, all limited liability company agreements, and all joint ventures to which RSI is a party;

                         (e)  All agreements or arrangements for
the sale of any of the assets of RSI except in the ordinary course of business;

                         (f)  All employment contracts or
consulting contracts reflecting an RSI commitment of $100,000 or more, or agreements with respect to severance or similar arrangements; and

                         (g)  To RSI's knowledge, all contracts
or agreements with any officer, director or employee of RSI or any member of their immediate families, or with any entity under the control of any officer, director or employee of RSI or any member of their immediate families, whether individually or in combination with any other such person or persons.

                3.12.2 Full Force and Effect. Except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application referring to or affecting enforcement of creditors' rights, and by general equitable principles, each agreement, contract and obligation having a total value of $100,000 or more identified in the Disclosure Letter pursuant to Subsection 3.12.1 is valid and binding on each other party thereto in accordance with their respective terms.

                3.12.3   No Default.  With respect to each con-

tract, agreement and obligation having a total value of $100,000 or more identified in the Disclosure Letter pursuant to Subsection 3.12.1, neither RSI nor any other party thereto is in material breach thereof or material default thereunder, and to RSI's knowledge, no notice has been received from the other party thereto of any such material breach or material default (whether by lapse of time or notice or both).

                3.12.4   No Commitments.  RSI has no commitment
or undertaking to retain after Closing any attorneys, accountants, actuaries, appraisers, investment bankers, or management consultants.

     Section 3.13        Employees; Compensation; Labor.

                3.13.1 Employees and Compensation. Prior to the Closing, RSI will provide to COMSAT and CTS a list dated within 15 days prior to the Closing Date of all persons who are employed by RSI, together with their base salary and bonus paid or payable for the most recent fiscal year, and the date upon which such compensation was last varied or increased, title, original date of hire and vacation benefits, and any agreed to current or future benefits or compensation of such employees.
The Disclosure Letter contains a true, correct and complete list of all employment policies, procedures, manuals, and other similar rules or regulations of RSI currently in effect regarding the general conduct, compensation, labor relations and employment and severance of RSI's employees, copies or descriptions of which have heretofore been provided to COMSAT and CTS.

                3.13.2   Certain Labor Matters.  Except as set
forth in the Disclosure Letter:

                         (a)  To RSI's knowledge, none of its
division managers or executive officers has indicated to any director, officer, or manager of RSI his or her intention to cancel or otherwise terminate his relationship with RSI or his relationship with CTS if CTS retains such person after Closing;

                         (b)  There is no union representing the
interests of any of RSI employees and, to the knowledge of RSI, there are no RSI employees seeking or attempting to organize union representation;

                         (c)  There are neither pending nor, to
the knowledge of RSI, threatened any strikes, work stoppages, work disruptions or employment disruptions by any of the RSI employees that would materially impair RSI's business, operations or financial condition;

                         (d)  To RSI's knowledge, there are
neither pending nor threatened any suits, actions, administrative proceedings, hearings, arbitrations or other proceedings between RSI and any of its employees involving a claim of $50,000 or more;

                         (e)  With respect to its employees, to
RSI's knowledge, during the past five (5) years RSI (i) has complied in all material respects with all Federal, state and local laws and regulations relating to the employment of labor, including any provisions thereof relating to wages, hours, collective bargaining and the payment of social security and similar taxes, (ii) is not liable for any material arrears of wages or any taxes or penalties for failure to comply with any of the foregoing, (iii) has not committed any material unfair labor practices, and (iv) has complied in all material respects with all applicable provisions of the Occupational Safety and Health Act of 1970, as amended, and regulations promulgated pursuant thereto;

                         (f)  To RSI's knowledge, RSI is not
required to make any capital or other expenditures of $100,000 or more to comply with the Americans With Disabilities Act of 1990, as amended, and the rules and regulations promulgated thereunder; and

                         (g)  To RSI's knowledge, since June 30,
1993, none of its employees has filed any complaint relating to RSI's employment of its employees with any governmental or regulatory authority or brought any action in law or in equity with respect thereto.

                3.13.3   Employee Benefit Plans; ERISA.

                         (a)  Prior to Closing and with adequate
time for review, RSI will provide COMSAT an accurate and complete list of each bonus, deferred compensation, incentive compensation, severance or termination pay agreement, hospitalization or other fringe, medical, dental, retiree medical, dental or other welfare benefit plan, stock purchase, stock option, pension, life or other insurance, profit-sharing or retirement plan or arrangement, and each other employee benefit plan or arrangement maintained or contributed to by RSI, whether formal or informal, whether legally binding or not (the "Plans"), and which either required or are expected to require expenditures or contributions by RSI in the fiscal year ended June 30, 1993 or the fiscal year ended June 30, 1994, as applicable, of $100,000 or more. Such list will set forth the annual amount of employer contributions accrued, paid or payable for Employees of RSI (domestic or foreign) during fiscal 1993 pursuant to each of the Plans. The amount of employer contributions accrued, paid or payable for all Employees of RSI (domestic or foreign) during fiscal 1993 pursuant to the Plans did not exceed $7,000,000. RSI does not have any plan or commitment, whether formal or informal and whether legally binding or not, to create any additional Plan or modify or change any existing Plan. RSI has heretofore delivered or will promptly deliver to COMSAT true and complete copies of (i) the documents governing all such Plans and their related trusts, (ii) the most recent actuarial reports or accountants' reports prepared with respect to each such Plan, (iii) the latest Form 5500 filed with the Internal Revenue Service with respect to each such Plan, and
(iv) the most recent determination letter issued by the Internal Revenue Service for each such Plan which has received a determination letter.

                         (b)  RSI does not have and has not in
the past five years had a Plan to which Title IV of the Employee
Retirement Income Security Act of 1974, as amended ("ERISA"), applies or has applied.

                         (c)  Prior to Closing and with
sufficient time for review the Disclosure Letter will list each Plan in existence since June 30, 1989 that is an "employee benefit plan," as such term is defined in Section 3(3) of ERISA and the rules and regulations promulgated thereunder, which at any time covered any employee of RSI (each such Plan is hereinafter referred to as an "ERISA Plan"), and which required contributions or expenditures by RSI in any given fiscal year since June 30, 1989 of $100,000 or more, and copies of such Plans will be made available to COMSAT.

                         (d)  Except as set forth in the
Disclosure Letter: (i) No ERISA Plan is a "multiemployer plan" as that term is defined in Section 3(37) of ERISA; (ii) to RSI's knowledge neither RSI, any ERISA Plan, any trust created thereunder, nor any trustee or administrator thereof, has engaged in a transaction in connection with which RSI, any ERISA Plan, any such trust, or any trustee or administrator thereof, or any party dealing with any ERISA Plan or any such trust, could be subject to either a material civil penalty assessed pursuant to
Section 502(i) of ERISA, or a material tax imposed by Section 4975 of the Code; (iii) full payment has been made of all amounts which RSI is required to pay under the terms of each ERISA Plan as a contribution to such ERISA Plan as of the last day of the fiscal year of each such ERISA Plan ended prior to the date of this Agreement, and no ERISA Plan nor any trust established thereunder has incurred any "accumulated funding deficiency" (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, as of the last day of the most recent fiscal year of each ERISA Plan ended prior to the date of this Agreement; (iv) as to each ERISA Plan which is intended to be qualified under Section 401(a) and 501(a) of the Code, to RSI's knowledge there is no fact, condition or set of circumstances that would adversely affect the qualified status of any such ERISA Plan; (v) to RSI's knowledge each Plan has been operated and administered in all material respects in accordance with its terms and all applicable laws, including but not limited to ERISA; (vi) there are no pending or, to RSI's knowledge, threatened or anticipated material claims against any Plan or any fiduciary thereof, by any employee or beneficiary covered under any Plan, or otherwise involving any Plan (other than routine claims for benefits) and there are no pending or, to RSI's knowledge, threatened or anticipated claims by or on behalf of any Plan; and (vii) there is no liability or penalty under ERISA or otherwise relating to the Plans which would have a material adverse effect on RSI's financial condition.

    Section 3.14         Litigation.

                3.14.1   Litigation Pending or Threatened.
Except as set forth in the Disclosure Letter: (i) there are no claims, actions, suits, hearings, arbitrations, disputes, proceedings (public or private) or governmental investigations pending or, to the knowledge of RSI, threatened, against RSI, at law or in equity, before or by any Federal, state, municipal or other governmental or nongovernmental department, commission, board, bureau, agency, court or other instrumentality, or by any private person or entity, which seek damages, contributions, expenditures or other penalties of $25,000 or more; (ii) to RSI's knowledge, there is no basis for any action, suit or proceeding which, if successful, would, individually or in the aggregate, have a material adverse effect on the assets, results of operations or financial condition of RSI; and (iii) there are no existing or, to the knowledge of RSI, threatened, orders, judgments or decrees of any court or governmental agency to which RSI is subject or which are materially affecting RSI.

                3.14.2 This Transaction. Except as set forth in the Disclosure Letter there are no legal, administrative, arbitration or other proceedings or governmental investigations pending, or, to the knowledge of RSI threatened, against RSI which seek to enjoin or rescind the transactions contemplated by this Agreement or otherwise prevent RSI from complying with the terms and provisions of this Agreement.

    Section 3.15 Insurance. The Disclosure Letter sets forth (i) a true and correct list of all insurance policies of any kind or nature whatsoever maintained by RSI, indicating the type of coverage, name of insured, the insurer, the premium, the expiration date of each policy and the amount of coverage, and
(ii) a general description of RSI's self-insurance practices.
The policies of insurance and practices of self-insurance as so described evidence insurance against all risks of a character and in such amounts as RSI has determined is prudent and to RSI's knowledge are usually insured against by similarly situated companies in the same or similar business as RSI, and all of such insurance policies are in full force and effect and will remain so until at least thirty (30) days after the Closing Date. RSI will notify COMSAT in writing within 15 days of the date hereof whether it has any reason to believe that the policies of insurance currently in effect and held by RSI and all pending claims, rights or causes of action made or held by RSI under any policies of insurance will not transfer by operation of law to the Surviving Corporation in the Merger.

    Section 3.16         Permits; Compliance; Reports;
Clearances.

                3.16.1   Necessary Permits.  RSI holds all
material approvals, authorizations, certificates, consents, licenses, orders and permits of all governmental agencies, whether Federal, state or local, necessary to the operation of its business, or for its owned and leased real and personal property in the manner currently operated by RSI, including, without limitation, all necessary permits and approvals for the discharge of by-products and waste material into a public waste discharge system, and all such material approvals, authoriza-

tions, certificates, consents, licenses, orders and permits are in full force and effect.

                3.16.2 FCC Licenses. The Disclosure Letter identifies all licenses granted by the Federal Communications Commission to RSI. RSI holds all licenses required by the Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder, necessary for the operation of its business as presently conducted.

                3.16.3   Compliance with Law.  To RSI's
knowledge, the operations of RSI as presently conducted do not violate in any material respect any Federal law (including, without limitation, any that relate to health and safety, individual disabilities, environmental protection and pollution control, sale and distribution of products and services, anti-competitive practices, collective bargaining, equal opportunity and improper or corrupt payments) or any foreign, state, local or other laws, statutes, ordinances, regulations, or any order, writ, injunction or decree of any court, commission, board, bureau, agency or instrumentality.

                3.16.4   FCPA.  RSI is in full compliance with
the Foreign Corrupt Practices Act, as amended, 15 U.S.C. sections 78m, 78dd-1, 78dd-2 and 78ff (the "FCPA"), and no pending contracts, bids or proposals of RSI were obtained or made in violation of the FCPA.

                3.16.5   Reports.  All material reports,
documents and notices (not relating to Taxes or Tax Returns as defined in Subsection 3.20.2) required to be filed, maintained or furnished with or to all governmental regulatory authorities, including, without limitation, all Federal, state and local governmental authorities have been so filed, maintained or furnished. To RSI's knowledge all such reports, documents and notices are true and correct in all material respects as of the dates when legally required to be true and correct (and all required amendments and updates have been made) and, to the extent required to be kept in the public inspection files of RSI, are kept in such files.

                3.16.6 Clearances. To the extent permitted by law, the Disclosure Letter sets forth all security clearances held by RSI and personal security clearances held by officers, directors or employees of RSI with respect to the operation of RSI's business.

    Section 3.17         Government Contracts.

                3.17.1   Government Contracts Compliance.  RSI
is not, and consummation of this Agreement and the transactions contemplated hereby will not result, in any material violation, breach or default of any term or provision of (i) any contract, subcontract or agreement between the United States Government and RSI or (ii) any bid, proposal or quote submitted to the United States Government by RSI. RSI is not, and consummation of this Agreement and the transactions contemplated hereby will not result, in any violation, breach or default in any material respect of any provision of any Federal order, statute, rule or regulation governing any contract, subcontract, bid, proposal, quote, arrangement or transaction of any kind between the United States Government and RSI. The representations in the two foregoing sentences of this Subsection 3.17.1 are made after consideration of, but are not limited to, the following laws, regulations, standards, and agreements to the extent, if any, they are applicable to or incorporated into contracts, subcontracts, agreements, bids, proposals or quotes of RSI: (a)
The Truth in Negotiations Act of 1962, as amended;  (b)  The
Service Contract Act of 1965, as amended; (c) The Contract Disputes Act of 1978, as amended; (d) The Federal Acquisition Regulations and any applicable agency supplements thereto, as well as applicable predecessor procurement regulations; (e) The Cost Accounting Standards; (f) Agreements with the Defense Contract Audit Agency; (g) Relevant rules and arrangements governing the allowance of costs charged to overhead and general and administrative cost pools allocable to government contracts;
(h) The Byrd Amendment, Pub. L. No. 101-121, section 319 (September 23, 1989); and (i) The Defense Industrial Security Manual (DOD 5220.22-M), the Defense Industrial Security Regulation (DOD 5220.22-R) and related security regulations. With respect to bids or proposals by RSI for contracts covered by P.L. 87-653, all required "cost or pricing data" provided to the United States Government were current, accurate, and complete when price negotiations were concluded and price agreement reached.

                3.17.2   Investigations and Claims.  The
Disclosure Letter sets forth descriptions of all audit reports, final decisions, determinations of noncompliance, claims, consent orders in effect, outstanding Forms 1, ongoing Government investigations or prosecutions, or internal investigations con-ducted by or initiated by RSI and identifies any corrective action, restitution or disciplinary action initiated or taken by RSI relating in any sense to the subjects listed below in paragraphs (a) through (g) of this Subsection 3.17.2. Except as set forth in the Disclosure Letter, RSI has not engaged in and has not been charged with, received a claim related to, or been under investigation or conducted or initiated any internal inves-tigation, or had reason to conduct, initiate or report any inter-nal investigation or made a voluntary disclosure, with regard to any of the following, within the past five (5) years: (a)

"defective pricing" within the meaning of P.L. 87-653, as amended; (b) Failure to correct accounting, inventory, material requirements planning, material management and accounting systems, government property records, or purchasing system deficiencies; (c) Mischarging of direct and/or indirect costs in connection with U.S. Governmental contracts or subcontracts;
(d) Delivery to the U.S. Government or to a U.S. Government prime or subcontractor of material, components, items or services that do or did not meet specifications or standards therefor, or delivery to the U.S. Government or to a U.S. Government prime or subcontractor of foreign-made material, components or items where domestic-made material, components or items were required; (e) Improper payments or any payments or activities for obtaining non-public source selection information; (f) Unallowable costs, including unallowable direct or indirect costs; (g) Violations of any of the following statutes, as amended, or the regulations promulgated thereunder: (i) False Statements Act (18 U.S.C.
1001), (ii) False Claims Act (18 U.S.C. 287), (iii) False Claims
Act (31 U.S.C. 3729), (iv) Bribery, Gratuities and Conflicts of Interest (18 U.S.C. 201), (v) Anti-Kickback Act (41 U.S.C. 51,
54), (vi) Anti-Kickback Enforcement Act of 1986 (P.L. 99-634),
(vii) Arms Export Control Act (22 U.S.C. 277 et seq.), (viii)
Foreign Corrupt Practices Act (15 U.S.C. 78 m, 78 dd-1, 78 ff),
(ix) Export Administration Act (P.L. 99-64), (x) War and National Defense Act (18 U.S.C. 793), (xi) Racketeer Influenced and
Corrupt Organizations Act (18 U.S.C. 1901-68), (xii) Conspiracy to Defraud the Government (18 U.S.C. 371), (xiii) Program Fraud
Civil Remedies Act (Pub. L. No. 99-509), (xiv) "Revolving Door" Legislation (18 U.S.C. 207, 18 U.S.C. 218, 18 U.S.C. 281 (a)(11),
10 U.S.C. 2397, et seq.) 37 U.S.C. 801, 41 U.S.C. 423, (xv)
Defense Production Act (50 U.S.C. App. 2061), (xvi) The Byrd Amendment, Pub. L. No. 101-121, section 319 (September 23, 1989), and
(xvii) U.S. antiboycott laws (the Ribicoff Amendment to the 1976
Tax Reform Act, and the 1979 Export Administration Act).

                3.17.3   No Debarment or Suspension.  RSI has
not been debarred or suspended or, to RSI's knowledge, informed that it will be subject to any proceeding contemplating possible debarment or suspension from contracting with the U.S.
Government.

                3.17.4 Test and Inspection Results. All test and inspection results RSI has provided to any government agency pursuant to any government contract or subcontract or as a part of the delivery to the U.S. Government of any article or system designed, engineered or manufactured by RSI were true, complete and correct except where any inaccuracy or omission does not or will not have a material adverse effect on the results of operations, business, assets or financial condition of RSI. RSI has provided all material test and inspection results to government agencies as required by law or pursuant to the terms of the applicable government contracts or subcontracts, or as may have been required by law or government contracts or subcontracts as a part of the delivery to the government of any article or system RSI designed, engineered or manufactured.

    Section 3.18 Product Warranties. RSI has provided COMSAT and CTS true, correct and complete copies of the currently used standard forms and statements of product warranties and guaranties adopted by RSI with respect to any product or service provided prior to Closing. RSI reasonably believes that its reserves for product warranty and other post-sale services reflected on its consolidated financial statements at and subsequent to June 30, 1993 are adequate.

    Section 3.19         Environmental Protection.

                3.19.1   Environmental Permits.  Except where
the failure to do so would not have a material adverse effect on its business or operations, RSI has obtained all permits, licenses and other authorizations which are required under Federal, state, local and foreign laws relating to pollution or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes or any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder including without limitation the following statutes, as amended, (i) Resource Conservation and Recovery Act,
42 U.S.C. section 6901 ("RCRA"); (ii) Comprehensive Environmental
Response, Compensation and Liability Act of 1980, 26 U.S.C. section
4611; 42 U.S.C. section 9601; (iii) Superfund Amendments and
Reauthorization Act of 1984 ("Superfund"); (iv) Clean Air Act, 42
U.S.C. section 7401; (v) The Clean Water Act, 33 U.S.C. section 1251; (vi) Safe Drinking Water Act, 42 U.S.C. section 300f; and (vii) Toxic
Substances Control Act, 15 U.S.C. section 2601 (collectively, the
"Environmental Laws"). The Disclosure Letter will set forth prior to Closing (i) all such permits, licenses and other authorizations issued under the Environmental Laws obtained by RSI, and (ii) a description and good faith estimate by RSI of the cost of capital expenditures (if any) that may be necessary to maintain or qualify for each such permit, license or other authorization.

                3.19.2 No Violation. RSI is in compliance in all material respects with all terms and conditions of the required permits, licenses and authorizations, and RSI also is in compliance in all material respects with all other limitations, restrictions, conditions, standards, requirements, schedules and timetables contained or referenced by or in the Environmental Laws. Any single omission or act of non-compliance shall be deemed to be "material" under this Subsection 3.19.2 if such omission or act would result in any liabilities for RSI or the Surviving Corporation equal to or greater than One Hundred Thousand Dollars ($100,000), and all omissions or acts of non-compliance shall be deemed to be "material" under this Subsection
3.19.2 if the aggregate of all such omissions or acts would result in any liabilities for RSI or the Surviving Corporation equal to or greater than Five Hundred Thousand Dollars ($500,000).

                3.19.3   Certain Matters.  Except as set forth
in the Disclosure Letter, no properties or facilities owned or leased by RSI contain any (i) underground tanks as defined by any Environmental Law except for fully-inspectable vault tanks, (ii) to RSI's knowledge, any polychlorinated biphenyls ("PCB") or PCB contaminated electrical equipment except light ballasts, and
(iii) to RSI's knowledge, any friable structural asbestos or asbestos-containing material.

                3.19.4   No Litigation or Proceedings.  With
respect to or affecting RSI, its business or operations, there is no pending civil or criminal litigation, notice of violation or administrative proceeding relating in any way to the Environmental Laws including, but not limited to, notices, demand letters, claims, litigations or proceedings based upon or relating to any Environmental Law, where such litigation, notice or claim could result in any liability to RSI or the Surviving Corporation in excess of Fifty Thousand Dollars ($50,000).

                3.19.5 No Notice. Except as set forth in the Disclosure Letter, RSI has no knowledge of any threatened or potential civil or criminal litigation, notice of violation or administrative action relating in any way to the Environmental Laws and involving RSI, its business or operations.

                3.19.6   No Basis for Liability.  To the
knowledge of RSI, except as set forth in the Disclosure Letter, with respect to RSI, its business or operations, there are no past or present events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance with the Environmental Laws, or which may give rise to any common law or legal liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study, or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release or threatened release into the environment, of any pollutant, contaminant, chemical, or industrial, toxic or hazardous substance or waste, including, without limitation, any liability arising, or any claim, action, demand, suit, proceeding, hearing, study or investigation which may be brought under any Environmental Laws.

                3.19.7 No Expenditures. To the knowledge of RSI, except as set forth in the Disclosure Letter, with respect to RSI, its business or operations, there are no past or present conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance with the Environmental Laws, which may require RSI to make any capital or other expenditures to comply with any Environmental Law existing as of Closing, nor is there any reasonable basis on which any governmental or regulatory body or agency could take any action that would require any such capital or other expenditures.

    Section 3.20         Taxes.

                3.20.1 Representation. Except as set forth in the Disclosure Letter, to RSI's knowledge: (i) the reserves reflected on RSI's June 30, 1993 consolidated statement of financial position are sufficient for the payment of all unpaid Taxes of RSI whether or not disputed for all periods through the date thereof or based on any state of facts existing on or prior to June 30, 1993; (ii) there has been no audit by the Internal Revenue Service or any state, local or foreign tax authority of any Tax Return of RSI resulting in a proposed, asserted or assessed deficiency, there is no audit that is not closed, and there are no outstanding agreements or waivers signed or agreed to by RSI extending the statutory period of limitation applicable to any Taxes or Tax Return; (iii) there are no outstanding deficiencies or claims for Taxes asserted or threatened against RSI; (iv) RSI has duly and timely filed all Tax Returns required to be filed by it (all such returns being true, correct and complete in all material respects) with the United States, the United Kingdom, and the states of California, Virginia, Georgia, Texas, Florida, New Jersey, Illinois and West Virginia; (v) with respect to Tax Returns not referenced in (iv) above, RSI has duly and timely filed all Tax Returns required to be filed by it (all such returns being true, correct and complete in all material respects); (vi) none of the Tax Returns referred to in clauses
(iv) and (v) above contain, and RSI has never filed with or provided to the Internal Revenue Service, a disclosure statement with respect to any member of the RSI Group under Section 6662 of the Code (or any predecessor statute); (vii) RSI has duly paid or set aside reserves or otherwise made provisions for the payment of all Taxes attributable to the periods covered by the Tax Returns referenced in (iv) and (v) above; (viii) there are no liens with respect to Taxes (except statutory liens for Taxes not yet due or delinquent) upon any of the assets of RSI; (ix) all Taxes required to be collected or withheld by RSI have been duly collected or withheld and timely paid to the appropriate tax authorities; (x) no payments made or that may, as a result of the Merger, be made by RSI (expressly excluding any payments made pursuant to agreements entered into after the Merger or arrangements offered by CTS, COMSAT or any of their affiliates) will be treated as excess parachute payments within the meaning of Section 280G of the Code; and (xi) no member of the RSI Group has applied for a ruling relating to Taxes from any taxing authority or entered into any closing agreement with any taxing authority which could affect any member of the RSI Group; provided, however, that with respect to the representations set forth in (i), (v), (vii) and (ix), above, any failure or failures on the part of RSI with respect to any such representation will constitute a breach of such representation only if such failure or failures would, in the aggregate, have a material adverse effect on the business, results of operations or financial condition of RSI.


                3.20.2 Definitions. As used herein, "Taxes" and all derivations thereof means any federal, state, local or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs, duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, ad valorem, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto with respect to which any member of the RSI Group could be held liable. The term "Tax Returns" shall include all federal, state, local and foreign returns, declarations, statements, reports, schedules, and information returns required to be filed with any taxing authority in connection with any Tax or Taxes. The term "RSI Group" means RSI and every member of an affiliated group (as defined in Section 1504 (without regard to Section 1504(b)) of the Code, provided that for purposes of this Section 3.20, references to provisions of the Code also include references to comparable provisions of state, local, or foreign law) which includes RSI or which has included any RSI subsidiary.

    Section 3.21 No Brokers. RSI has not paid or become obligated to pay any fee or commission to any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement, other than Alex. Brown.

    Section 3.22         Proxy Statement; Registration
Information. The proxy statement ("Proxy Statement") including any amendments or supplements thereto with respect to the special meeting of RSI shareholders contemplated by Section 5.1 herein will comply as to form in all material respects with the applicable provisions of the Securities Exchange Act of 1934, as amended, 15 U.S.C. section 78, and the rules and regulations promulgated thereunder (the "Exchange Act"), and the information supplied by RSI for inclusion by COMSAT in the Registration
Statement (as defined in Section 4.4 herein) including any amendments or supplements thereto with respect to the COMSAT
Stock to be issued pursuant to the Merger, will comply as to form in all material respects with the applicable provisions of the Securities Act of 1933, as amended, 15 U.S.C. section 77, and the rules and regulations promulgated thereunder (the "Securities Act"), and neither the Proxy Statement nor the information provided by RSI for inclusion in the Registration Statement will, on the date of filing thereof with the SEC, on the date of dissemination thereof to holders of RSI Stock or at any time prior to the special meeting of RSI shareholders contemplated by Section 5.1 herein, as the case may be, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading; provided, however, that the foregoing representation and warranty shall not include or relate to any information either furnished by COMSAT for the Proxy Statement or contained in COMSAT's filings with the SEC (other than the information provided by RSI for inclusion in the Registration Statement) and which, in either such case, is included, incorporated by reference or referred to in the Proxy Statement or the Registration Statement. If at any time prior to the Effective
Date any event relating to RSI should occur which is required to be described in an amendment of or supplement to the Registration Statement or the Proxy Statement, RSI shall promptly so inform
COMSAT and will prepare, or cooperate in the preparation of, such amendment or supplement.

    Section 3.23         Certain Stock Ownership.  RSI does not
own any COMSAT Stock or any options or other arrangements to acquire COMSAT Stock.

    Section 3.24 Material Disclosures. No statement, representation or warranty made by RSI in this Agreement, in any Exhibit hereto, in the Disclosure Letter, or in any certificate, written statement, list, schedule or other document delivered or to be delivered to COMSAT or CTS hereunder, contains any untrue statement of a material fact, or fails to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances in which they are made, not misleading.

                                ARTICLE IV
            REPRESENTATIONS AND WARRANTIES OF COMSAT AND CTS

    COMSAT and CTS hereby jointly and severally represent and warrant to RSI, as of the date hereof, and as of the Closing
Date, as follows:

    Section 4.1 Organization. COMSAT is a corporation duly incorporated, validly existing and in good standing under the laws of the District of Columbia. CTS is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware.

    Section 4.2 Corporate Authorization.

                4.2.1 Authority. Each of COMSAT and CTS have all requisite corporate power and authority to enter into and perform this Agreement and to consummate the transactions contem-plated hereby. The execution and delivery of this Agreement, the performance by COMSAT and CTS of their respective obligations hereunder and the consummation of the transactions contemplated hereby have been duly authorized by COMSAT's and CTS's Boards of Directors and no other corporate proceedings are necessary to authorize this Agreement and the transactions contemplated hereby. Assuming the valid authorization, execution and delivery of this Agreement by RSI, this Agreement is a valid and binding obligation of COMSAT and CTS, enforceable in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application referring to or affecting enforcement of creditor's rights, or by general equitable principles.

                4.2.2    No Breach or Violation.  Execution,
delivery and performance of this Agreement by COMSAT and CTS and consummation of the transactions contemplated hereby will not cause a violation, breach or default or result in the termination of, or accelerate the performance required by, or result in the creation or imposition of any Encumbrance on any property or assets of COMSAT or CTS, whether by notice or lapse of time or both or otherwise conflict with any term or provision of the following:

                         (a)  Their respective Articles or
Certificate of Incorporation and By-laws, as amended;

                         (b)  Any note, bond, mortgage or
indenture to which COMSAT or CTS is a party or is bound (i) where such violation, breach, default, termination, acceleration or Encumbrance would have a material adverse effect on the business, results of operations or financial condition of COMSAT and its subsidiaries, considered as a whole, or (ii) as to which required consents, amendments or waivers shall not have been obtained by COMSAT or CTS prior to the Closing for any such violation, breach, default termination, acceleration or Encumbrance; or

                         (c)  Any court or administrative order,
writ or injunction or process, or any consent decree to which COMSAT or CTS is a party or is bound (i) where such violation, breach, default, termination, acceleration or Encumbrance would have a material adverse effect on the business, results of operations or financial condition of COMSAT, or (ii) as to which required consents, amendments or waivers shall not have been obtained by COMSAT prior to the Closing for any such violation, breach, default, termination, acceleration or Encumbrance.

    Section 4.3 SEC Filings. COMSAT has furnished to RSI a true and complete copy of (i) each final prospectus and definitive proxy statement filed by COMSAT with the SEC since December 31, 1992, and each report on Form 10-K, 8-K or 10-Q (and any amendments thereto) filed by COMSAT with the SEC since December 31, 1992 (collectively, the "COMSAT SEC Documents").
All of the COMSAT SEC Documents complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto and none of the COMSAT SEC Documents as of the dates they were filed with the SEC contained any untrue statements of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading in each case as of the date when made.

    Section 4.4 Registration Statement; Proxy
Information. The Registration Statement ("Registration Statement") including any amendments or supplements thereto with respect to the issuance of the COMSAT Stock pursuant to the Merger contemplated by Section 5.2 herein will comply as to form in all material respects with the applicable provisions of the Securities Act and the information supplied by COMSAT for inclusion by RSI in the Proxy Statement including any amendments or supplements thereto with respect to the special meeting of RSI shareholders contemplated by Section 5.1 herein will comply as to form in all material respects with the applicable provisions of the Exchange Act, and neither the Registration Statement nor the information provided by COMSAT for inclusion in the Proxy Statement will, on the date of filing thereof with the SEC, on the date of dissemination thereof to holders of RSI Stock or at any time prior to the special meeting of RSI shareholders contemplated by Section 5.1 herein, as the case may be, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading; provided, however, that the foregoing representation and warranty shall not include or relate to any information either furnished by RSI for the Registration Statement or contained in RSI's filings with the SEC (other than information provided by COMSAT for inclusion in the Proxy Statement) and which, in either such case, is included, incorporated by reference or referred to in the Registration Statement or the Proxy Statement. If at any time prior to the Effective Date any event relating to COMSAT should occur which is required to be described in an amendment of or supplement to the Proxy Statement or the Registration Statement, COMSAT shall promptly so inform RSI and will prepare, or cooperate in the preparation of, such amendment or supplement.

    Section 4.5 Capitalization. The total authorized capital stock of COMSAT is 100,000,000 shares of common stock, without par value, and 5,000,000 shares of preferred stock, without par value, of which, as of December 31, 1993, (a) 40,226,475 shares of common stock were validly issued and outstanding and were fully paid and nonassessable and free of preemptive rights, (b) 2,521,780 shares of common stock were subject to issuance upon the exercise of outstanding options or warrants, and (c) 1,348,003 shares of common stock were issued and held in treasury. Other than 1,019,350 options and 222,000 restricted stock awards granted between December 31, 1993 to the date of this Agreement, there are no other issued and outstanding or issued and not outstanding shares of capital stock of COMSAT, or any other securities which are convertible into or exercisable for capital stock of COMSAT.

    Section 4.6 COMSAT Stock. Upon issuance as contemplated by this Agreement or pursuant to the exercise of options into which the RSI Options were converted pursuant to
Section 5.10 herein, each share of COMSAT Stock shall be validly issued, fully paid and nonassessable, and free and clear of any liens, pledges, mortgages or encumbrances.

    Section 4.7 No Brokers. Neither COMSAT nor CTS has paid or become obligated to pay any fee or commission to any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement, other than Goldman, Sachs & Co.

    Section 4.8 Material Disclosures. No statement, representation or warranty made by COMSAT or CTS in this Agreement, in any Exhibit hereto, or in any certificate, written statement, list, schedule or other document delivered or to be delivered to RSI hereunder, contains any untrue statement of a material fact, or fails to state a material fact necessary to make the statements contained herein or therein, in light of the circumstances in which they are made, not misleading.

                                ARTICLE V
                                COVENANTS

    Section 5.1 Shareholder Meeting. RSI will call a special meeting of its shareholders to be held as promptly as practicable (but no earlier than 30 business days after the date hereof) for the purpose of obtaining shareholder approval of this Agreement and the Merger. COMSAT will cooperate with RSI in the preparation and filing with the SEC as promptly as practicable of the Proxy Statement for such special meeting, and will cooperate in the prompt filing of such amendments or supplements to the Proxy Statement as may be reasonably requested by the SEC or its staff in order to comply in all material respects with the Exchange Act. The Proxy Statement shall include the recommendation of the Board of Directors of RSI that the RSI shareholders approve this Agreement and authorize the Merger, unless such recommendation shall have been withdrawn in the exercise of the fiduciary duties of the RSI Board of Directors to the RSI shareholders under the Nevada Corporation Law. RSI shall have no obligation to mail the Proxy Statement to its shareholders until the Registration Statement is declared effective by the SEC, as contemplated by Section 5.2 herein.

    Section 5.2 Registration Statement. COMSAT will prepare as promptly as practicable the Registration Statement on Form S-4 for the issuance of the COMSAT Stock as contemplated hereunder, and RSI will cooperate with COMSAT in its preparation. Subject to Section 5.13 herein, COMSAT will file the Registration Statement with the SEC and shall use all reasonable efforts, including the filing of amendments with respect thereto, to have the Registration Statement declared effective by the SEC, and to maintain the effectiveness of the Registration Statement through the Effective Date, including the filing of any post-effective amendments thereto as may reasonably be requested by the SEC staff or as otherwise required by the Securities Act. COMSAT shall also take any action required to be taken under state "Blue Sky" or securities laws in connection with the offering of the COMSAT Stock to the RSI shareholders and the issuance of the COMSAT Stock pursuant to the Merger.

    Section 5.3 Affiliates' Letters. As soon as practicable after the date hereof, RSI shall deliver to COMSAT a list of names and addresses of those persons who are, to the knowledge of RSI, reasonably anticipated to be at the time of RSI's special meeting of stockholders convened pursuant to
Section 5.1 hereof, "affiliates" of RSI within the meaning of Rule 145 (each such person, together with the persons identified below, being hereinafter referred to as an "Affiliate") promulgated under the Securities Act ("Rule 145"). RSI shall use its best efforts to provide COMSAT such information and documents as COMSAT shall reasonably request for purposes of reviewing such list. There shall be added to such list the names and addresses of any other person (within the meaning of Rule 145) which COMSAT reasonably identifies (by written notice to RSI within three business days after COMSAT's receipt of such list) as being a person who may be deemed to be an Affiliate of RSI within the meaning of Rule 145; provided, however, that no such person identified by COMSAT shall be added to the list of Affiliates of RSI if COMSAT shall receive from RSI, on or before the Effective Date, an opinion of counsel reasonably satisfactory to COMSAT to the effect that such person is not an Affiliate. RSI shall use its best efforts to deliver or cause to be delivered to COMSAT, at least 30 days prior to the anticipated date of RSI's special meeting, from each of the Affiliates of RSI identified in the foregoing list (as the same may be supplemented as aforesaid), a letter dated as of the Effective Date in the form of Exhibit E attached hereto.

    Section 5.4 Acquisition Proposals.  RSI shall not
(nor will it permit any of its officers, directors, agents or affiliates to) directly or indirectly (i) solicit, encourage, initiate or participate in any negotiations or discussions with respect to any offer or proposal to acquire all or substantially all of its business and properties or capital stock, whether by merger, purchase of assets, tender offer or otherwise, or (ii) except as contemplated by this Agreement disclose any information not customarily disclosed to any person concerning its business and properties, afford to any person or entity access to its properties, books or records or otherwise assist or encourage any person or entity in connection with any of the activities referred to in clause (i) above; unless in the case of either clause (i) or (ii) above, RSI shall have received a firm written offer relating to such transaction, not conditioned upon financing, from a reputable buyer, which offer, in the written opinion of Alex. Brown, RSI's financial advisers, appears to be on terms financially superior to those offered by the transactions contemplated by this Agreement and which, in the written opinion of legal counsel to RSI reasonably acceptable to COMSAT, RSI's Board of Directors is legally obligated to consider by principles of fiduciary duty to shareholders under the Nevada Corporation Law.

    Section 5.5 HSR Act Filings. COMSAT and RSI shall promptly make their respective filings, and shall thereafter promptly make any required submissions or responses to second requests for information, under the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended, 15 U.S.C. section 18a (the "HSR Act"), with respect to the Merger and shall cooperate with each other with respect to the foregoing.

    Section 5.6 Consents. Each of COMSAT and RSI agrees to use all reasonable efforts expeditiously to (i) obtain all actions, non-actions, consents, authorizations, orders and approvals from Federal, state, local and other governmental and regulatory bodies, and from third parties, as may be required in connection with, and waivers of any violations, breaches, defaults, accelerations, terminations or Encumbrances that may be caused by, the consummation of the Merger or the other transactions contemplated by this Agreement and the Merger, including the facilities clearance requirements of the Defense Investigative Service of the United States Department of Defense ("DIS"), as set forth in the DIS Industrial Security Regulation (DOD 5220.22-4) and the DIS Industrial Security Manual (DOD 5220.22-M), as may be amended from time to time, and (ii) resolve favorably any action, suit, proceeding or investigation which shall have been instituted or which a governmental agency shall have indicated its intention to institute which could lead to an order making the Merger unlawful.

    Section 5.7 Interim Operations of RSI. During the period from the date of this Agreement through the Effective Date, RSI shall operate its businesses only in the usual and ordinary course and consistent with past practice and shall use all reasonable efforts to (i) preserve intact its business organization and goodwill in all material respects, (ii) keep available the services of its key officers and employees and
(iii) maintain its relationships with significant customers, suppliers, distributors and others having significant business relationships with it, and, subject to the provisions of this Agreement, except as mutually agreed to in writing by COMSAT, RSI shall not (A) amend or otherwise change its Restated Articles of Incorporation or Bylaws; (B) other than pursuant to outstanding option or other agreements or commitments existing at June 30, 1993, issue, sell or authorize for issuance or sale, shares of any class of its securities (including, without limitation, by way of stock split or dividend) or any subscriptions, options, warrants, rights, convertible securities or other agreements or commitments of any character obligating it or any of its subsidiaries to issue such securities, or directly or indirectly redeem, purchase or otherwise acquire any of its securities; (C) declare, set aside, make or pay any dividend or other distribution (whether in cash, stock or property) with respect to its capital stock other than its regular semi-annual cash dividends, which in each case shall not be greater than the highest semi-annual cash dividend paid to its shareholders during its fiscal year ended June 30, 1993; (D) make any acquisitions or any dispositions other than in the ordinary course of business;
(E) guarantee employment to or commit to retain any Employee after the Closing Date; (F) take any action that would cause the Merger not to qualify as a reorganization within the meaning of
Section 368 of the Code; or (G) take any action that could result in the Merger not being accounted for by the pooling of interests method for financial reporting purposes.

    Section 5.8 Interim Operations of COMSAT.
Commencing from the date of this Agreement and through the Effective Date and thereafter, COMSAT shall not (i) take any action that would cause the Merger not to qualify as a reorganization within the meaning of Section 368 of the Code, or
(ii) take any action that could result in the Merger not being accounted for by the pooling of interests method for financial reporting purposes.

    Section 5.9 Access. Subject to reasonable notice and as permitted by law, RSI shall afford to COMSAT and its accountants, counsel and other agents and representatives full access during normal business hours throughout the period prior to the Effective Date to all of its properties, books, contracts, commitments and records and, during such period, RSI shall furnish promptly to COMSAT and its representatives (i) a copy of each report, schedule and other document filed or received by it pursuant to the requirements of Federal or state securities laws, and (ii) access to all other information concerning its business, properties and personnel as COMSAT may reasonably request, provided that no investigation pursuant to this Section 5.9 shall affect or be deemed to modify any representation or warranty contained herein or the conditions to the obligations of the parties to consummate the Merger. Without limiting the generality of the foregoing, RSI shall permit COMSAT and its representatives to conduct a "Phase I" and "Phase II" environmental audit on properties owned or leased by RSI or any

RSI Subsidiary, including the taking of soil samples and the sinking of monitoring wells at COMSAT's expense, and will cooperate with COMSAT and its representatives in any environmental investigation it or they reasonably deem appropriate in the circumstances. RSI shall promptly upon request provide COMSAT and CTS access to a complete and correct copy of each written agreement or other instrument, together with all amendments or clarifications thereto, and a true and complete summary of the terms and conditions of each oral agreement, identified in the Disclosure Letter pursuant to Subsection 3.12.1 or relied upon by RSI in compiling and disclosing its backlog pursuant to Subsection 3.8.1. If access is restricted due to a term in the agreement or by applicable law or regulation, RSI shall use all reasonable efforts to secure consent from the other party(ies) to the Agreement to provide such access prior to Closing with sufficient time for COMSAT and CTS review. COMSAT will treat the documents and other material and information referred to in this Section 5.9 which constitute "Confidential Information" as defined in the Confidentiality Agreement between COMSAT and RSI dated January 16, 1994 (the "Confidentiality Agreement") as "Confidential Information" in accordance with the terms of the Confidentiality Agreement. For purposes of this Agreement, material and information supplied in connection with a "Phase II" environmental audit shall be treated as "Confidential Information."

    Section 5.10         RSI Options.

                5.10.1 No Acceleration. RSI shall not, from the date hereof to the close of business on the Effective Date, take any action to accelerate or agree or commit to accelerate the vesting of any options or rights to acquire RSI Stock (the "RSI Options"); provided however, that any unvested RSI Options which shall automatically vest on or prior to the Closing Date in accordance with the terms by which options were granted, and without any further action on the part of RSI, shall so vest and become exercisable in accordance with such terms.

                5.10.2 Conversion to COMSAT Options. At the close of business on the Effective Date, each outstanding RSI Option shall be converted into an option to acquire that number of shares of COMSAT Stock in an amount and at an exercise price determined as provided below and otherwise having the same duration and other terms as the original RSI Option:

                         (a)  The number of shares of COMSAT
Stock to be subject to the new option shall be equal to the product of the number of shares of RSI Stock subject to the original RSI Option times the Conversion Fraction; provided that any fractional shares resulting from such multiplication shall be rounded down to the nearest share; and

                         (b)  The exercise price per share for
COMSAT Stock under the new option shall be equal to the product of the per share exercise price for RSI Stock under the original RSI Option times the number, rounded to the nearest thousandth, obtained by dividing one (1) by the Conversion Fraction; provided that such exercise price shall be rounded up to the nearest cent.

                5.10.3 Plans and Registration. The Board of Directors of COMSAT, or the appropriate committee thereof, shall, under the terms of the COMSAT 1990 Key Employee Stock Plan, cause the options converted pursuant to Subsection 5.10.2 herein, other than any RSI Option held by directors of RSI, to be assumed under such plan, and COMSAT shall, if such shares are not otherwise registered, file a registration statement on Form S-8 (or any successor form thereto) with respect to the shares of COMSAT Stock underlying such options. COMSAT shall, if reasonably required to permit resale without restrictions other than those contemplated by Section 5.3, file a registration statement on Form S-8 (or any successor form thereto) with respect to shares of COMSAT Stock underlying RSI Options held by directors of RSI.

    Section 5.11         NYSE Listing.  COMSAT shall use its
best efforts to obtain, prior to the Effective Date, approval for listing on the New York Stock Exchange, upon official notice of issuance, of the COMSAT Stock to be issued pursuant to the Merger.

    Section 5.12         Disclosure Letter.  RSI shall deliver
to COMSAT an update of the Disclosure Letter prior to Closing with time sufficient for COMSAT's and CTS's review.

    Section 5.13         Interim Review.  COMSAT may, in its
sole discretion and at its expense, retain Deloitte & Touche to conduct a review of the consolidated financial statements of RSI at December 31, 1993. RSI shall cooperate in any such review and shall use its best efforts to cause such review to be completed prior to the filing by COMSAT of the Registration Statement with the SEC. COMSAT shall be under no obligation to file the Registration Statement with the SEC unless and until such review has been completed.

    Section 5.14 Confidentiality. RSI will treat all documents and other material and information furnished to it by COMSAT which constitute "Confidential Information" as defined in the Confidentiality Agreement as "Confidential Information" in accordance with the terms of the Confidentiality Agreement.

    Section 5.15 Notice. COMSAT agrees to notify RSI promptly upon COMSAT, CTS or its authorized representatives having received actual knowledge, as part of COMSAT's due diligence review of RSI, of a material breach of an RSI representation or warranty made herein, to the extent RSI has not already disclosed such material breach to COMSAT or the material breach is otherwise open and notorious.

    Section 5.16 ESOP; Certain Benefits. Simultaneously with the execution and delivery of this Agreement, COMSAT is executing and delivering to the Board of Directors of RSI the letter attached hereto as Exhibit F concerning the RSI Employee Stock Ownership Plan and certain other benefits for the employees and directors of RSI.

    Section 5.17         Further Assurances.  Each of the
parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all action and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations expeditiously to consummate and make effective the Merger and the other transactions contemplated by this Agreement.

                                ARTICLE VI
          CONDITIONS PRECEDENT TO OBLIGATIONS OF COMSAT AND CTS

    Section 6.1 Conditions. The obligations of COMSAT and CTS to consummate the Merger under this Agreement shall be subject to the fulfillment, to their reasonable satisfaction, on or prior to the Closing Date, of all of the following conditions precedent:

                6.1.1    Disclosure Letter.  As provided under
Section 5.12 herein, the Disclosure Letter shall have been updated to the date closest as practicable to the Closing Date and shall have been delivered with time sufficient for COMSAT's and CTS's review.

                6.1.2    Absence of Changes.  The
representations and warranties contained in Subsections 3.5.2 and
3.16.4 herein shall be true and correct on the Closing Date. The Disclosure Letter schedule referred to in the penultimate sentence in Subsection 3.8.1 shall show at the Closing Date an aggregate contract backlog for RSI in all categories of at least $118,500,000 as required by Subsection 3.8.1.

                6.1.3 No Adverse Facts Revealed. No audit, investigation or due diligence review by COMSAT or its representatives of RSI with respect to the representations and warranties contained in Article III, shall have revealed in the aggregate liabilities of RSI not previously disclosed as of the date hereof (whether then existing or arising after the date hereof) which exceed the product of five percent (5%) multiplied by (i) $18.25 and (ii) the number of shares of RSI common stock issued and outstanding on the date of this Agreement.

                6.1.4    HSR Act Waiting Period.  All waiting
periods under the HSR Act with respect to the Merger shall have been terminated or expired.

                6.1.5    Performance by RSI.  RSI shall have
performed and complied in all material respects with all agreements, covenants, obligations and conditions required by this Agreement to be performed or complied with by RSI on or before the Closing Date.

                6.1.6    Obtaining of DIS Consents and
Approvals. RSI shall have obtained and delivered to COMSAT all necessary consents, approvals or waivers on or prior to the Closing Date as required pursuant to the DIS Industrial Security Regulation, DOD 5220.22-R, and the DIS Industrial Security Manual DOD 5220.22-M (as either may be amended from time to time), for the purpose of retaining any necessary facilities clearances and/or personnel clearances as the case may be after the Closing Date.

                6.1.7    Obtaining of Consents and Approvals.
RSI shall have executed and delivered to COMSAT and CTS, or shall have caused to be executed and delivered, any consents, waivers, approvals, permits, licenses or authorizations which, if not obtained on or prior to the Closing Date, would have a material adverse effect on the Surviving Corporation's ability to conduct business as conducted by RSI on the Closing Date.

                6.1.8 Absence of Litigation. There shall not be in effect any order enjoining or restraining the transactions contemplated by this Agreement, and there shall not be instituted or pending any action or proceeding before any Federal, state or foreign court or governmental agency or other regulatory or administrative agency or instrumentality challenging the Merger or the issuance of the COMSAT Stock in connection therewith, or otherwise seeking to restrain or prohibit consummation of the transactions contemplated by this Agreement, or seeking to impose any material limitations on any provision of this Agreement.

                6.1.9    Authorization of Merger.    The requisite
shareholders of RSI shall have duly voted their shares approving this Agreement and authorizing the Merger.

                6.1.10   Pooling.  COMSAT shall have received an
opinion from Deloitte & Touche, dated the Closing Date, that the Merger as contemplated by this Agreement will be accounted for as a pooling of interests for financial reporting purposes.

                6.1.11   Employment Agreement.  RSI shall have
used its best efforts to cause, on or prior to the Closing Date, Richard E. Thomas to execute and deliver an Employment Agreement
(the "Employment Agreement") in substantially the form of Exhibit G attached hereto.

                6.1.12 RSI Officers' Certificates. COMSAT and CTS shall have received certificates, dated the Closing Date, executed on behalf of RSI by appropriate officers, stating that the representations and warranties set forth in Article III hereof are true and correct on the Closing Date (unless specified to be made as of another date, in which case on such specified date) in all material respects and that the conditions set forth in Sections 6.1.1 through 6.1.9.

                6.1.13 Comfort Letter. COMSAT and CTS shall have received a letter, dated as of a date not more than two days prior to the date that the Registration Statement is declared effective, and shall have received a subsequent letter, dated as of a date not more than two days prior to the Effective Date, from Deloitte & Touche, independent auditors of RSI, addressed to COMSAT and CTS, to the effect that (i) they are independent accountants within the meaning of the Securities Act and the Exchange Act; (ii) in their opinion, the financial statements of RSI included in the Registration Statement comply as to form in all material respects with the applicable accounting requirements of the Securities Act and the Exchange Act, (iii) on the basis of limited procedures specified in their letter, which need not constitute an audit, nothing has come to their attention which would give them reason to believe that (A) since December 31, 1993, to the date of such letter there has been any increase in the outstanding capital stock or rights, securities, options or obligations exercisable for or convertible into shares of capital stock, or in the consolidated indebtedness, of RSI, (B) there has been any change in specified balance sheet items of RSI since the date of the most recent financial statements included in the Registration Statement and the Proxy Statement or (C) since December 31, 1993 to the date of such letter, there has been any decrease in the net income of RSI as compared with the corresponding period for the prior year, except with respect to each of clauses (A), (B) and (C) for any such increase, change or decrease referred to in or contemplated by the Registration Statement and the Proxy Statement or specified in such letter.

                6.1.14   Opinion of RSI's Counsel.  RSI shall
have furnished COMSAT and CTS with an opinion of Shaw, Pittman, Potts & Trowbridge, special counsel for RSI, dated the Closing
Date, substantially in the form of Exhibit H.

                6.1.15   Other Documents.  The execution and
delivery to COMSAT and CTS by RSI of such other certificates, documents and instruments as COMSAT may reasonably request.

    Section 6.2 Waiver. COMSAT and CTS may, at their sole discretion, waive in writing fulfillment of any or all of the conditions set forth in Section 6.1 of this Agreement, provided that such waiver granted by COMSAT and CTS pursuant to this
Section 6.2 shall have no effect upon or as against any of the other conditions not so waived. To the extent that at the Closing RSI delivers to COMSAT a written notice specifying in reasonable detail the failure of any of such conditions or the breach by RSI of any of the representations or warranties of RSI herein, and nevertheless COMSAT proceeds with the Closing, COMSAT shall be deemed to have waived for all purposes any rights or remedies it may have against RSI or, except in the case of fraud or gross negligence, any of its directors, officers or employees by reason of the failure of any such conditions or the breach of any such representations or warranties to the extent described in such notice. Following the Closing, no claims for breach of any representations, warranties or agreements shall be brought against any director or officer, or any employee listed in the Disclosure Letter as providing "knowledge" with respect to RSI's representations and warranties as of the Closing Date as referenced in clause (ii) of the last sentence in the introductory paragraph in Article III, if and to the extent such person did not have actual knowledge or had no reason to know (in light of circumstantial evidence made available to them on or prior to Closing) of the facts material to such breach of any representation, warranty or agreement.

                               ARTICLE VII
                CONDITIONS PRECEDENT TO OBLIGATIONS OF RSI

    Section 7.1 Conditions. The obligations of RSI to consummate the Merger under this Agreement herein shall be subject to the fulfillment, to its reasonable satisfaction, on or prior to the Closing Date, of all of the following conditions precedent:

                7.1.1    HSR Act Waiting Period.  All waiting
periods under the HSR Act with respect to the Merger shall have been terminated or expired.

                7.1.2    Performance by COMSAT and CTS.  Each of
COMSAT and CTS shall have performed and complied in all material respects with all agreements, covenants, obligations and condi-

tions required by this Agreement to be performed or complied with by COMSAT and CTS on or before the Closing Date.

                7.1.3    Obtaining of DIS Consents and
Approvals. COMSAT shall have obtained and delivered to RSI all necessary consents, approvals or waivers on or prior to the Closing Date as required pursuant to the DIS Industrial Security Regulation. DOD 5220.22-R, and the DIS Industrial Security Manual DOD 5220.22-M (as either may be amended from time to time), for the purpose of retaining any necessary facilities clearances and/or personnel clearances as the case may be after the Closing Date.

                7.1.4 Obtaining of Consents and Approvals. COMSAT and CTS shall have executed and delivered to RSI, or shall have caused to be executed and delivered, any consents, waivers, approvals, permits, licenses or authorizations which, if not obtained on or prior to the Closing Date, would have a material adverse effect on the Surviving Corporation's ability to conduct business as conducted by RSI on the Closing Date.

                7.1.5    Pooling.  RSI shall have received an
opinion from Deloitte & Touche, dated the Closing Date, that the Merger as contemplated by this Agreement will be accounted for as a pooling of interests for financial reporting purposes.

                7.1.6    Absence of Litigation.  There shall not
be in effect any order enjoining or restraining the transactions contemplated by this Agreement.

                7.1.7 Registration Statement; NYSE Listing. The Registration Statement shall have become effective under the Securities Act prior to the first mailing of the Proxy Statement to shareholders of RSI and the Registration Statement shall, at the date of the meeting of RSI shareholders called pursuant to
Section 5.1 of this Agreement and at all times thereafter to and including the Effective Date, have been effective and no stop order suspending the effectiveness thereof shall have been issued during such period and not withdrawn and no stop order shall be pending at the Effective Date. The COMSAT Stock to be issued pursuant to the Merger shall have been approved for listing on the New York Stock Exchange, upon official notice of issuance.

                7.1.8    Authorization of Merger.  The requisite
shareholders of RSI shall have duly voted their shares approving this Agreement and authorizing the Merger.

                7.1.9 Officers' Certificates. RSI shall have received certificates, dated the Closing Date, executed on behalf of COMSAT by appropriate officers stating that the representations and warranties set forth in Article IV hereof are true and correct on the Closing Date (unless specified to be made as of another date, in which case on such specified date) in all material respects and that the conditions set forth in Sections
7.1.1 through 7.1.8 hereof have been satisfied.

                7.1.10   Other Documents.  The execution and
delivery to RSI by COMSAT and CTS of such other certificates, documents and instruments as RSI may reasonably request.

                7.1.11   Opinion of COMSAT's Counsel.  COMSAT
shall have furnished RSI with the opinion of Crowell & Moring, special counsel for COMSAT, dated the Closing Date, substantially in the form of Exhibit I.

    Section 7.2 Waiver. RSI may, in its sole discretion, waive in writing fulfillment of any or all of the conditions set forth in Section 7.1 of this Agreement, provided that such waiver granted pursuant to this Section 7.2 shall not constitute a waiver by RSI of any other conditions not so waived.


                               ARTICLE VIII
                               TERMINATION

    Section 8.1 Termination Events. Subject to the provisions of Section 8.2, this Agreement may, by written notice given at or prior to the Closing (in the manner provided by Section 9.9 herein) be terminated and abandoned only as follows:

                8.1.1 Breach. By either COMSAT or RSI upon written notice if a material default or breach shall be made by the other, with respect to the due and timely performance of any of the other party's respective covenants and agreements contained herein, or with respect to the due compliance with any of the other party's respective representations and warranties contained in Article III or IV herein, as applicable, and such default cannot be cured prior to Closing and has not been waived;

                8.1.2    Mutual Consent.  By mutual written
consent of the parties hereto; or

                8.1.3    Failure of Conditions to Close.  By
either COMSAT or RSI, if by reason of failure of their respective conditions to close contained in Article VI or VII herein, as applicable, and such conditions have not been satisfied or waived by December 31, 1994, or such later date as may be agreed upon by the parties hereto, provided that the right to terminate this Agreement under this Subsection 8.1.3 shall not be available to a party whose failure to fulfill any obligation or perform any covenant under this Agreement has been the cause of or resulted in the failure of any of the conditions to close of the other party hereto by such date.

    Section 8.2 Effect of Termination. In the event this Agreement is terminated pursuant to Section 8.1 herein, all further rights and obligations of the parties hereunder shall terminate, provided that if RSI at any time prior to December 31, 1994 is acquired by, merges, effectuates a business combination with, or sells substantially all of its assets to any person or entity not controlled by COMSAT, or agrees to do any of the foregoing, RSI shall immediately upon such action or agreement pay to COMSAT Five Million Dollars ($5,000,000), plus all of COMSAT's costs, fees and expenses incurred in connection with this Agreement and the Merger as contemplated hereby, including fees and expenses of its accountants, investment advisers and counsel, and provided further that the total payment RSI shall pay to COMSAT immediately upon such action or agreement shall not in any event exceed Seven Million, Five Hundred Thousand Dollars ($7,500,000).

    Section 8.3 Fees and Expenses; Damages. Except as otherwise provided in Section 8.2 herein, in the event this Agreement is terminated for any reason and the Merger is not consummated each party shall be responsible for its own costs, fees and expenses, including fees and expenses of its accountants, investment advisers and counsel, provided, however, that if the termination is caused by the breach of COMSAT and CTS on the one hand, or the breach of RSI on the other hand, the breaching party(ies) shall pay to the non-breaching party(ies) as liquidated damages (and as its sole and exclusive remedy) the actual costs and expenses of the non-breaching party(ies), including the fees and expenses of its accountants, investment advisers and counsel, not to exceed Two Million Five Hundred Thousand Dollars ($2,500,000).

                                ARTICLE IX
                              MISCELLANEOUS

    Section 9.1 Construction.

                9.1.1    Words.  All references in this
Agreement to the singular shall include the plural where appli-

cable, and all references to gender shall include both genders and neuter.

                9.1.2 Cross-References. References in this Agreement to any Article shall include all Sections, Subsections and Paragraphs in such Article; references in this Agreement to any Section shall include all Subsections and Paragraphs in such Section; and references in this Agreement to any Subsection shall include all Paragraphs in such Subsection.

                9.1.3    No Presumption.  In interpreting any
provision of this Agreement no presumption shall be drawn against the party drafting the provision.

                9.1.4    Headings.  Article, Section and
Subsection headings of this Agreement are for convenience only and are not to be construed as part of this Agreement or as defining or limiting in any way the scope or intent of the provisions hereof.

                9.1.5 Exhibits. Exhibits and the Disclosure Letter referred to herein are hereby incorporated into and made a part of this Agreement. Any material disclosed in any part of the Disclosure Letter shall be deemed disclosed for purposes of all of the representations and warranties of RSI contained in
Article III herein.

                9.1.6    Time.  Time shall be of the essence in
the performance of each party's respective obligations under this Agreement.

    Section 9.2 Severability. If any part of this Agreement for any reason shall be declared invalid, such decision shall not affect the validity of any remaining portion, which shall remain in full force and effect.

    Section 9.3 Further Assurances. Each party shall at its own expense furnish, execute and deliver such documents, instru-

ments, certificates, notices or other further assurances as the other party may reasonably require as necessary or appropriate to effect the purposes of this Agreement or to confirm the rights created or arising hereunder.

    Section 9.4 Benefit. Unless otherwise specified herein, no person who is not a party to this Agreement shall have any rights or derive any benefit hereunder. No provision of this Agreement except Exhibit G shall constitute an agreement of employment.

    Section 9.5 Scope and Modification. This Agreement, the Stock Option Agreement, and Sections 1 through 4 and Section 7 of the Confidentiality Agreement, constitute the entire agreement between the parties and supersede all prior oral or written agreements (including the Confidentiality Agreement except as specifically referenced in this Section 9.5) or understandings of the parties with regard to the subject matter hereof. No interpretation, modification, termination or waiver of any provision hereof shall be binding upon a party unless in writing and executed by the other parties. No modification, waiver, termination, rescission, discharge or cancellation of any right or claim under this Agreement shall affect the right of any party hereto to enforce any other claim or right hereunder.

    Section 9.6 Delays or Omissions. Except as expressly pro-vided in this Agreement, no delay or omission to exercise any right, power or remedy accruing to a party hereunder, upon any breach or default of any party under this Agreement, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or a waiver of or acquiescence in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring.

    Section 9.7 Successors and Assigns. This Agreement may not be assigned by any party without the written consent of the other parties. Except as otherwise expressly provided herein, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the successors and permitted assigns of the parties hereto.

    Section 9.8 Governing Law. The terms and provisions of this Agreement shall be interpreted in accordance with and gov-

erned by the laws of the State of Maryland and the United States of America, without giving effect to the doctrine of conflict of laws.

    Section 9.9 Notices. Any notice under this Agreement shall be in writing and shall be delivered by personal service or by United States certified or registered mail, with postage prepaid, or by facsimile or overnight express courier, addressed to a party at the address set forth beneath its name, below, or at such other address as one party may give written notice of to the other parties.

                (a)  If to COMSAT or CTS:

                             C. Thomas Faulders, III
                             Vice President and Chief Financial
                                Officer
                             COMSAT Corporation
                             6560 Rock Spring Drive
                             Bethesda, MD   20817
                             Fax:  (301) 214-7131

                             With a copy to:

                             Warren Y. Zeger, Esq.
                             Vice President and General Counsel
                             COMSAT Corporation
                             6560 Rock Spring Drive
                             Bethesda, MD   20817
                             Fax:  (301) 214-7128

                             And to:

                             William P. O'Neill, Esq.
                             Crowell & Moring
                             1001 Pennsylvania Avenue, N.W.
                             Washington, D.C.  20004-2505.
                             Fax:  (202) 628-5116

                   (b)  If to RSI:

                             Richard E. Thomas
                             Chairman, Chief Executive Officer
                                and President
                             Radiation Systems Inc.
                             1501 Moran Road
                             Sterling, VA   20166
                             Fax:  (703) 450-2701

                             With a copy to:

                             John L. Sullivan, III, Esq.
                             Shaw, Pittman, Potts & Trowbridge
                             1501 Farm Credit Drive
                             Suite 4400
                             McLean, VA   22102-5000
                             Fax:  (703) 821-2397

                             And to:

                             Lynn A. Soukup, Esq.
                             Shaw, Pittman, Potts & Trowbridge
                             2300 N Street, N.W.
                             Washington, D.C.   20037-1128
                             Fax:  (202) 663-8007

The designation of the person(s) to be so notified, or the address or facsimile of such person(s) for the purposes of such notice, may be changed from time to time by means of a similar notice. Copies to counsel shall not constitute notice.

    Section 9.10         Duplicates.  This Agreement may be
executed in one or more counterparts, each of which shall constitute an original document.

    Section 9.11 Cooperation. The parties shall consult and cooperate with one another regarding, and shall use their respective reasonable efforts to seek and obtain, the approvals, consents and other documents contemplated by this Agreement, and shall use their respective best efforts to cause the statutory and other conditions to their respective obligations hereunder to be satisfied.

    Section 9.12 Public Announcements. RSI and COMSAT agree that they will not issue any press release or otherwise make any public statement or respond to any press inquiry with respect to this Agreement or the transactions contemplated hereby, without the prior approval of the other party, except as may be required by law; if any such disclosure is required by law the disclosing party shall use its best efforts to give notice and an opportunity to consult to the other party prior to such required disclosure.

                        EXECUTION AND DELIVERY

    IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement with the express intent that it be effective, legal and binding as of the date and year first-above written.

                          COMSAT CORPORATION



                          By:  /s/ Bruce L. Crockett
                               -----------------------
                               Name: Bruce L. Crockett
                               Title: President



                          CTS AMERICA, INC.



                          By:  /s/ C. Thomas Faulders, III
                               -----------------------------
                               Name: C. Thomas Faulders, III
                               Title: President


                          RADIATION SYSTEMS, INC.


                          By:  /s/ Richard E. Thomas
                               -------------------------
                               Name: Richard E. Thomas
                               Title: Chairman

EXHIBIT 2(b)

                         STOCK OPTION AGREEMENT

     STOCK OPTION AGREEMENT dated as of January 30, 1994, by and between COMSAT CORPORATION, a District of Columbia corporation
("COMSAT"), and RADIATION SYSTEMS, INC., a Nevada corporation
(the "Company").

     WHEREAS, the Company, COMSAT and CTS America, Inc., a Delaware corporation and a wholly owned subsidiary of COMSAT ("CTS"), propose to enter into an Agreement and Plan of Merger, dated as of the date hereof (the "Merger Agreement"), which provides, among other things, upon the terms and subject to the conditions thereof, that the Company will be merged with and into CTS, with CTS to be the surviving corporation, and that each outstanding share of common stock, par value $1.00 per share of the Company (the "Company Common Stock") will be converted into the right to receive that fraction of a share, rounded to the nearest thousandth (the "Conversion Fraction"), of common stock, without par value, of COMSAT (the "COMSAT Stock") determined by dividing Eighteen Dollars and twenty-five cents ($18.25) by the average closing price of a whole share of COMSAT Stock on the New York Stock Exchange Composite Tape for the twenty (20) Trading Days ending with the Trading Day which precedes the Closing Date by five (5) Trading Days (a "Trading Day" being any day on which the New York Stock Exchange is open for business and on which shares of COMSAT Stock are traded on that Exchange), provided that the Conversion Fraction shall not be less than .638 and shall not be greater than .780;
and

     WHEREAS, as a condition to its willingness to enter into the Merger Agreement, COMSAT has required that the Company agree, and in order to induce COMSAT to enter into the Merger Agreement the Company has agreed, to grant the COMSAT Option (as hereinafter defined).

     NOW THEREFORE, in consideration of the foregoing and the mutual covenants and agreements set forth herein and in the Merger Agreement, the parties hereto agree as follows:

     1. Grant of Option. The Company hereby grants to COMSAT an unconditional, irrevocable option (the "COMSAT Option") to purchase a number of shares of Company Common Stock equal to Fifteen Percent (15%) of the shares of Company Common Stock outstanding on the date hereof (the "Option Shares") at an exercise price of Eighteen Dollars and twenty-five cents ($18.25) per Option Share (the "COMSAT Option Exercise Price").

     2. Exercise of Option. Provided that COMSAT or CTS is not then in material breach of its obligations under the Merger Agreement, COMSAT may exercise the COMSAT Option, in whole or in part, at any time, in the event that any corporation, partnership, person, other entity or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (collectively, a "Person"), other than COMSAT or any of its subsidiaries, (i) acquires beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of at least Fifteen Percent (15%) of the outstanding shares of Company Common Stock, (ii) enters into an agreement with the Company or any of its material subsidiaries to merge or consolidate with the Company or any of its subsidiaries, or to purchase all or substantially all of the consolidated assets of the Company (or effects any such merger, consolidation or purchase) and the Merger Agreement is terminated, or (iii) has commenced or commences (as such terms are defined in Rule 14d-2 under the Exchange Act) a tender or exchange offer for at least Fifteen Percent (15%) of the outstanding shares of Company Common Stock that is not opposed by the Company and the Company is no longer supporting the Merger Agreement and the transactions contemplated thereby. In the event COMSAT wishes to exercise the COMSAT Option for some or all of the Option Shares, COMSAT shall send a written notice to the Company stating the number of Option Shares that it wishes to purchase and setting forth a place and date not earlier than one nor, subject to Section 8 herein, later than ten business days from the date such notice is given for the closing of such purchase (a "COMSAT Option Closing").

     3. Payment and Delivery of Certificates. (a) At a COMSAT Option Closing, COMSAT will make payment to the Company of the aggregate price for the Option Shares being purchased at the COMSAT Option Closing by delivery of immediately available funds to the Company, and the Company will deliver to COMSAT a certificate or certificates representing the Option Shares being so purchased, registered in the name of COMSAT.

          (b) Certificates for the Option Shares delivered at each COMSAT Option Closing shall be endorsed with a restrictive legend which shall read substantially as follows:

     THE TRANSFER OF THE STOCK REPRESENTED BY THIS CERTIFICATE IS
     SUBJECT TO RESTRICTIONS ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND PURSUANT TO THE TERMS OF A STOCK OPTION
     AGREEMENT DATED AS OF JANUARY __, 1994.  A COPY OF SUCH
     AGREEMENT WILL BE PROVIDED TO THE HOLDER HEREOF WITHOUT
     CHARGE UPON RECEIPT BY THE ISSUER OF A WRITTEN REQUEST
     THEREFORE.

It is understood and agreed that the above legend shall be removed by delivery of substitute certificate(s) without such legend if COMSAT shall have delivered to the Company a copy of a letter from the staff of the SEC, or an opinion of counsel in form and substance reasonably satisfactory to the Company and its counsel, to the effect that such legend is not required for purposes of the Securities Act.

     4. Option Value. In the event that the COMSAT Option becomes exercisable pursuant to paragraph 2 hereof, and COMSAT so requests in lieu of exercise of the COMSAT Option, then the Company shall promptly, and in no event later than five (5) business days after receipt of such request, pay to COMSAT an amount in cash (the "COMSAT Option Value") equal to the product of (x) the excess, if any, of (A) the highest price per share paid or proposed to be paid in connection with any transaction specified in Section 2 or Section 10(b)(ii), as applicable, herein for any shares of Company Common Stock, or the greatest aggregate consideration paid or proposed to be paid in connection with any transaction specified in Section 2 or Section 10(b)(ii), as applicable, herein for the purchase of assets of the Company divided by the number of shares of Company
Common Stock then outstanding, as the case may be (the value of any such price or consideration other than cash to be determined, in the case of consideration with a readily ascertainable market value, by reference to such market value and, in the case of any other consideration, by agreement in good faith between COMSAT and the Company), over (B) the COMSAT Option Exercise Price, multiplied by (y) the total number of shares still subject to the COMSAT Option. Such payment shall be made by delivery of immediately available funds to COMSAT and shall extinguish all other rights of COMSAT under this Agreement.

     5. Representations and Warranties of the Company. The Company hereby represents and warrants to COMSAT as follows:

               (a) Authority Relative to this Agreement. The Company has full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of the Company and no other corporate proceedings on the part of the Company are necessary to authorize this Agreement or to consummate the transactions so contemplated. This Agreement has been duly and validly executed and delivered by the Company and, assuming this Agreement and the Merger Agreement constitute valid and binding obligations of COMSAT, this Agreement constitutes a valid and binding agreement of the Company, enforceable against the Company in accordance with its terms.

               (b) Option Shares. The Company has taken all necessary corporate action to authorize and reserve and to permit it to issue, and at all times from the date hereof through the Termination Date (as hereinafter defined) will have reserved for issuance upon exercise of the COMSAT Option, a number of shares of Company Common Stock equal to the number of Option Shares to permit the exercise in full of the COMSAT Option, all of which shares, upon issuance pursuant hereto, shall be duly authorized, validly issued, fully paid and nonassessable, and shall be delivered free and clear of all claims, liens, encumbrances and security interests and not subject to any preemptive rights.

     6. Representations and Warranties of COMSAT. COMSAT hereby represents and warrants to the Company as follows:

               (a)  Authority Relative to this Agreement.   COMSAT has
          full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of COMSAT and no other corporate proceedings on the part of COMSAT are necessary to authorize this Agreement or to consummate the transactions so contemplated. This Agreement has been duly and validly executed and delivered by COMSAT and, assuming this Agreement and the Merger Agreement constitute valid and binding obligations of the Company, this Agreement constitutes a valid and binding agreement of COMSAT, enforceable against COMSAT in accordance with its terms.

               (b) Distribution. COMSAT will acquire the Option Shares for its own account and not with a view to any resale or distribution thereof, and will not sell the Option Shares unless such shares are registered under the Securities Act of 1933 or unless an exemption from registration is available.

     7. Adjustment Upon Changes in Capitalization. In the event of any change in the shares of Company Common Stock by reason of stock dividends, split-ups, mergers, recapitalizations, combinations, conversions, exchanges of shares or the like, the number and kind of shares of Company Common Stock subject to the COMSAT Option and the purchase price per share shall be appropriately adjusted.

     8. Consents. The Company will use its best efforts to obtain any approvals and consents, and otherwise to satisfy any requirements, of all governmental authorities and laws necessary to the consummation of the transactions contemplated by this Agreement. The consummation of such transactions shall be subject to, and, if delayed pursuant to this
Section 8, shall occur promptly after (whether before or after the Termination Date) the receipt of such necessary approvals or consents and satisfaction of such requirements.

     9. Registration Rights; Listing. The Company shall, if reasonably requested by COMSAT within three years of the first exercise of the COMSAT Option (or any portion thereof), as expeditiously as possible prepare and file a registration statement under the Securities Act regarding the offer and sale or other disposition of any or all shares of Company Common Stock or other securities that have been acquired by or are issuable to COMSAT upon exercise of the COMSAT Option in accordance with the intended method of sale or other disposition by COMSAT, and the Company shall use its best efforts to qualify such shares or other securities under any applicable state securities laws. COMSAT agrees to use all reasonable efforts to cause, and to cause any underwriters of any sale or disposition to cause, any sale or other disposition pursuant to such registration statement to be effected on a widely distributed basis so that upon consummation thereof no purchaser or transferee shall own beneficially more than 5% of the then outstanding voting power of the Company. The Company shall use its best efforts to cause such registration statement to become effective, to obtain all consents or waivers of other parties that are required therefor and to keep such registration statement effective for a period not in excess of 180 days from the day such registration statement first becomes effective as may be reasonably necessary to effect such sale or other disposition. The obligations of the Company hereunder to file a registration statement and to maintain its effectiveness may be suspended for one or more periods of time not exceeding 45 days in the aggregate if the Board of Directors of the Company shall determined that the filing of such registration statement or the maintenance of its effectiveness would require disclosure of nonpublic information that would materially and adversely affect the Company. Any registration statement prepared and filed under this Section 9, and any sale covered thereby, shall be at the Company's expense except for underwriting discounts or commissions, brokers' fees and the fees and disbursements of COMSAT's counsel related thereto. COMSAT shall provide all information reasonably requested by the Company for inclusion in any registration statement to be filed hereunder. If during the time period referred to in the first sentence of this Section 9 the Company effects a registration under the Securities Act of Company Common Stock for its own account or for any other stockholders of the Company (other than on Form S-4 or Form S-8, or any successor form), it shall allow COMSAT the right to participate in such registration; provided that, if the managing underwriters of such offering advise the Company in writing that in their opinion the number of shares of Company Common Stock requested to be included in such registration exceeds the number which can be sold in such offering, the Company shall include the shares requested to be included therein by COMSAT pro rata with the shares intended to be included therein by the Company (and by no others). In connection with any registration pursuant to this Section 9, the Company and COMSAT shall provide each other and any underwriter of the offering with the customary representations, warranties, covenants, indemnification and contribution in connection with such registration. The Company will use its best efforts promptly to list on the NASDAQ National Market
System or a national securities exchange, whichever is the principal trading market for the Company Common Stock on the date of exercise of the COMSAT Option, upon official notice of issuance, the Option Shares issued upon exercise of the COMSAT Option.

     10.  Termination; Certain Protection.

               (a) Except as otherwise contemplated hereby, all the provisions of this Agreement shall terminate upon the date (the "Termination Date") which is thirty (30) days after the termination of the Merger Agreement.

               (b)  In the event that (i) prior to the Termination
          Date any Person, other than COMSAT or any of its affiliates, shall publicly announce or communicate to the Company a proposal (A) to merge or consolidate with the Company or any of its subsidiaries, or to purchase all or substantially all of the assets of or otherwise to acquire the Company, or (B) to make any tender or exchange offer for shares of Company Common Stock and (ii) within one year after the Termination Date such Person or a related Person (x) acquires at least Fifteen Percent (15%) of the outstanding shares of Company Common Stock,
          (y) enters into an agreement with the Company or any of its subsidiaries to merge or consolidate with the Company or any of its subsidiaries or to purchase all or substantially all of the assets of the Company (or effects any such merger, consolidation or purchase) or (z) commences a tender offer or exchange offer for at least Fifteen Percent (15%) of the outstanding shares of Company Common Stock that is supported by the Company, then the Company shall promptly pay to COMSAT the COMSAT Option Value.

     11. Assignment. COMSAT shall not sell, assign, convey or transfer the COMSAT Option other than to any wholly owned subsidiary of COMSAT. This Agreement shall be binding upon and inure to the benefit of each party's successors and assigns.

     12. Specific Performance. The parties hereto acknowledge that damages would be an inadequate remedy for a breach of this Agreement and that the obligations of the parties hereto shall be specifically enforceable. Accordingly, it is agreed that COMSAT shall be entitled to injunctive relief to prevent breaches of this Agreement by the Company and specifically to enforce the terms and provisions hereof, in addition to any other remedy to which it may be entitled, at law or in equity.

     13. Entire Agreement. This Agreement and the Merger Agreement constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all other prior agreements and understandings, both written and oral, among the parties or any of them with respect to the subject matter hereof.

     14. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

     15. Notices. All notices, requests, claims, demands and other communications hereunder shall be deemed to have been duly given when delivered in person, by registered or certified mail (postage prepaid, return receipt requested) or by facsimile to the respective parties at their respective addresses set forth in the Merger Agreement, or at such other address as the person to whom notice is given may have previously furnished to the others in writing in the manner set forth in the Merger Agreement (provided that notice of any change of address shall be effective only upon receipt thereof).

     16. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

     17. Descriptive Headings. The descriptive headings herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

     18. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

     19. Expenses. All costs and expenses incurred in connection with the transactions contemplated by this Agreement shall be paid by the party incurring such expenses.

     20. Benefit. No person who is not a party to this Agreement shall have any rights or derive any benefit hereunder.

     21. Transfer. If COMSAT has exercised the COMSAT Option, COMSAT shall not sell, transfer, pledge, or hypothecate the Option Shares except pursuant to a bona fide third party offer (the "Third Party Offer"), and without first tendering the Option Shares to the Company at the price or equivalent value as that provided for in the Third Party Offer. Such tender shall be made in writing and be held open for 15 days. Notwithstanding the above, COMSAT shall have no obligation to tender the Option Shares if the Third Party Offer is made by any member or members of a group (as defined in Section 13(d)(3) of the Exchange Act) to which COMSAT is also member.

      IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the day and year first above written.

                                COMSAT CORPORATION



                                By:  /s/ Bruce L. Crockett
                                     -------------------------
                                       Name: Bruce L. Crockett
                                       Title: President

                                RADIATION SYSTEMS, INC.



                                By:  /s/ Richard E. Thomas
                                     -------------------------
                                       Name: Richard E. Thomas
                                       Title: Chairman

EXHIBIT 4(a)

20604

__________                                                       __________
  NUMBER                                                           SHARES
CS
__________                                                       __________


THE TRANSFERABILITY OF THESE                   THE TRANSFERABILITY OF THESE
SHARES IS SUBJECT TO THE                       SHARES IS SUBJECT TO THE
CONDITIONS SET FORTH ON THE                    CONDITIONS SET FORTH ON THE
REVERSE SIDE.                                  REVERSE SIDE.

      DOMESTIC SHARE
       CERTIFICATE

          SERIES                [PICTURE]                  SERIES
            I                                                I


INCORPORATED UNDER THE                               SEE REVERSE FOR
DISTRICT OF COLUMBIA                               CERTAIN DEFINITIONS
BUSINESS CORPORATION ACT
                                                    CUSIP 20564D 10 7

                             COMSAT CORPORATION
___________________________________________________________________________

This is to Certify that


                                 SPECIMEN


is the owner of
___________________________________________________________________________
FULLY PAID AND NON-ASSESSABLE SHARES, WITHOUT PAR VALUE, OF SERIES I COMMON STOCK OF

COMSAT Corporation, transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney on surrender of this Certificate properly endorsed. This Certificate and the shares represented hereby are issued and shall be subject to the provisions of the Communications Satellite Act of 1962, the Articles of Incorporation and By-laws of the Corporation, and all amendments thereto (copies of which are on file with the Transfer Agent), to all of which the holder hereof by acceptance of this Certificate assents. This Certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.
     In Witness Whereof, the Corporation has caused this Certificate to be signed by its duly authorized officers and its corporate seal to be hereunto affixed.


[CORPORATE SEAL]

Dated:

COUNTERSIGNED AND REGISTERED:
          THE BANK OF NEW YORK                      \S\ Bruce L. Crockett
               (NEW YORK)   TRANSFER AGENT          ______________________
                             AND REGISTRAR          PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

BY

                                                    \S\ Jerome W. Breslow
                                                    ______________________
                     AUTHORIZED SIGNATURE           VICE PRESIDENT AND
                                                      SECRETARY
__________________________

American Bank Note Company
__________________________

                           [Back of Certificate]

     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM     -- as tenants in common
TEN ENT     -- as tenants by the entireties
JT TEN      -- as joint tenants with right of survivorship and
               not as tenants in common
UNIF GIFT MIN ACT -- .............. Custodian..............
                         (Cust)                 (Minor)
                     under Uniform Gifts to Minors Act
                     .................
                          (State)

Additional abbreviations may also be used though not in the above list.

     For value received, __________ hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY
OR OTHER TAXPAYER IDENTIFYING
NUMBER OF ASSIGNEE
_____________________________

_____________________________

___________________________________________________________________________
          PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS OF ASSIGNEE
___________________________________________________________________________

___________________________________________________Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint__________________________________________Attorney, to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.

Dated,_________________________

                                 __________________________________________

NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR ENLARGEMENT, OR ANY CHANGE WHATEVER.




                             COMSAT CORPORATION

     The Corporation will furnish without charge to each shareholder who so requests a statement of the designations, preferences, restrictions, limitations and relative rights of the shares of each class of stock or series thereof which the Corporation is authorized to issue.

      RESTRICTIONS ON OWNERSHIP AND TRANSFER OF SHARES OF COMMON STOCK

     The ownership and transfer of shares of Common Stock of the Corporation are subject to the provisions of the Communications Satellite Act of 1962 (the Act) and the Articles of Incorporation of the Corporation (the Articles). A summary of such provisions of the Act and the Articles is set forth below and is qualified by reference thereto.

     Persons Ineligible to Own Shares at Any Time. Shares of Common Stock may not at any time be owned by any of the following persons (unless such person is a communications common carrier authorized by the Federal Communications Commission to own shares of stock of the Corporation (an Authorized Carrier)): (1) a communications common carrier; (2) a subsidiary or affiliated company of a communications common carrier; (3) an officer, director or trustee of a communications common carrier or of a subsidiary or affiliated company thereof (except as provided in Sections 5.02(a) and (b) of the Articles); or (4) a person who will hold such shares as nominee of, or subject to the direction and control of, any of the foregoing. In general, the term "communications common carrier" includes (a) any person (other than the Corporation) engaged as a common carrier for hire, in interstate or foreign communication by wire or radio or in interstate or foreign radio transmission of energy, and (b) any person that owns or controls, or is under common control with, any such person. Persons engaged in radio broadcasting are not, insofar as so engaged, deemed to be communications common carriers.

     Limitation on Ownership of Shares of Aliens and Certain Other Alien Interests. Not more than an aggregate of 20% of the total number of shares of stock owned or held by persons other than Authorized Carriers may be owned or held by any of the following persons (collectively, Alien Persons): (1) any alien or the representative of any alien; (2) any foreign government or the representative thereof; (3) any corporation organized under the laws of any foreign government; (4) any corporation of which any officer or director is an alien or of which more than one-fifth of the capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof or by any corporation organized under the laws of a foreign country; or (5) any corporation directly or indirectly controlled by any other corporation of which any officer or more than one-fourth of the directors are aliens, or of which more than one-fourth of the capital stock is owned of record or voted by aliens, their representatives, or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country.

     Limitation on Ownership of Shares by Persons Other Than Authorized Carriers. In accordance with procedures set forth in the Articles (including the giving of notice to shareholders of record), the Board of Directors of the Corporation is authorized to establish a percentage limitation on the ownership, and the incidents of ownership such as voting, of shares of stock by any shareholder (other than an Authorized Carrier) or by any syndicate or affiliated group of shareholders, provided that such percentage limitation may not exceed 10% of the shares of stock issued and outstanding. Pursuant to this authority, the Board of Directors has fixed
(a) 10% as the maximum percentage of shares of stock issued and outstanding that may be owned by any shareholder (other than an Authorized Carrier) or by any syndicate or affiliated group of shareholders; and (b) 5% as the maximum percentage of shares of stock issued and outstanding that may be voted by any shareholder (other than an Authorized Carrier) or by any syndicate or affiliated group of shareholders. For purposes of these limitations, (a) a person shall be considered a shareholder if he is the record holder of any shares of stock, or is the economic owner of any shares, or has voting power over any shares, but not if he has only investment discretion in respect of shares; and (b) there shall be attributed to such a person shares of which he is the holder of record (unless the attribution of such shares is excepted by Section 5.02(h) of the Articles), shares of which he is the economic owner, and shares over which he has voting power, provided that shares in respect of which he has only investment discretion shall not be attributed to him.

     Limitation on Ownership and Disposition of Shares by Authorized Carriers. The number of shares of Common Stock owned by Authorized Carriers may not at any time exceed 50% of the total number of shares of Common Stock issued and outstanding. No Authorized Carrier (or affiliated group of such carriers) may effect sales or other dispositions of shares of Common Stock owned by them (except dispositions to Authorized Carriers) totaling, in any consecutive 12-month period, more than 2% of the greatest number of shares of Common Stock held by all Authorized Carriers at any time during such period, except pursuant to a general public offering or another method approved by the Board of Directors.

     Procedures Relating to Ownership and Transfer of Shares. The Board of Directors is authorized to establish procedures, consistent with applicable law and the Articles, relating to the ownership and transfer of shares of stock.
_________________________________________________________________

     NO TRANSFER OF THE SHARES REPRESENTED BY THIS CERTIFICATE WILL BE REGISTERED ON THE BOOKS OF THE CORPORATION UNLESS AN APPLICATION FOR TRANSFER OF SHARES HAS BEEN EXECUTED BY THE ASSIGNEE. THE APPLICATION FOR TRANSFER OF SHARES SET FORTH BELOW MAY BE EXECUTED BY THE ASSIGNEE IF HE (OR SHE) IS A UNITED STATES CITIZEN AND THE STATEMENTS IN THE APPLICATION ARE CORRECT AS TO SUCH ASSIGNEE. ANY OTHER ASSIGNEE MUST EXECUTE AN APPLICATION IN ANOTHER APPROVED FORM, WHICH THE TRANSFER AGENT WILL FURNISH ON REQUEST AND WITHOUT CHARGE.
________________________________________________________________

            APPLICATION FOR TRANSFER OF SHARES OF COMMON STOCK

     THE UNDERSIGNED ASSIGNEE HEREBY MAKES APPLICATION FOR THE TRANSFER TO THE NAME OF THE UNDERSIGNED OF THE SHARES OF COMMON STOCK REPRESENTED BY THE WITHIN CERTIFICATE (THE "SHARES") AND HEREBY CERTIFIES TO COMSAT CORPORATION THAT:
     (1) I AM A UNITED STATES CITIZEN AND AM NOT THE REPRESENTATIVE OF AN ALIEN OR OF A FOREIGN GOVERNMENT.
     (2) I AM NOT A "COMMUNICATIONS COMMON CARRIER" OR A SUBSIDIARY OR AFFILIATED COMPANY OF A "COMMUNICATIONS COMMON CARRIER", OR A TRUSTEE, OFFICER OR DIRECTOR OF ANY OF THE FOREGOING.

     THE OWNERSHIP, ISSUANCE AND TRANSFER OF SHARES OF STOCK OF THE CORPORATION ARE SUBJECT TO THE PROVISIONS OF THE COMMUNICATIONS SATELLITE ACT OF 1962 AND THE ARTICLES OF INCORPORATION OF THE CORPORATION. A SUMMARY OF SUCH PROVISIONS OF THE ACT AND THE ARTICLES IS SET FORTH ABOVE.



DATED
                                      SIGNATURE OF ASSIGNEE

EXHIBIT 10(h)

                            COMSAT CORPORATION

               INSURANCE AND RETIREMENT PLAN FOR EXECUTIVES


                    Restated effective January 1, 1994
                       (except as otherwise stated)


                       Section 1 - Name and Purpose

    1.1 Name. The name of this plan is the COMSAT Corporation Insurance and Retirement Plan for Executives.

    1.2 Purpose. The purpose of this plan is to provide key executives of the Corporation with supplemental retirement income and death benefits in order to assist the Corporation in attracting and retaining executives of outstanding ability.

                 Section 2 - Definitions and Construction

    2.1 Definitions. For purposes of the Plan, unless a different meaning is plainly required by the context, the following definitions are applicable:

          (a) "Accrued Benefit" means an amount equal to the Normal Retirement Benefit of a Participant, as of any date, as though that date were the date of termination of his employment.

          (b) "Administrator" means the person appointed by the Board in accordance with Section 12.1.

          (c) "Age" means the number of full years which have elapsed since the Participant's date of birth.

          (d) "Beneficiary" means a person designated by a Participant, in a written instrument filed with and in a form satisfactory to the Administrator, to receive the lump sum death benefit payable under
Section 10.1 or 10.2 upon the death of a Participant.

          (e)   "Board" means the Board of Directors of COMSAT
Corporation or any successor to such Corporation.

          (f) "Corporation" means COMSAT Corporation or any successor thereto, and any subsidiary of such Corporation.

          (g) "Disability" means total disability as defined in the Corporation's Long-Term Disability Plan.

          (h) "Disabled Participant" means a Participant who incurs a Disability while he is an Employee and who continues to accrue Credited Service under the Retirement Plan.

          (i) "Early Retirement Date" means the date on which a Participant retires pursuant to Section 5.1.

          (j) "Early Retirement Supplement" means the amount of annual income equal to the Primary Social Security Benefit of the Participant used in determining his Normal Retirement Benefit under the Retirement Plan.

          (k) "Earnings" means (i) the regular, basic salary received by a Participant from the Corporation, before any salary reductions, (ii) Incentive Compensation, (iii) dividend equivalents from Restricted Stock Units, and (iv) cash proceeds from vested Restricted Stock Units. Incentive

Compensation, dividend equivalents from Restricted Stock Units, and cash proceeds from vested Restricted Stock Units shall be included in Earnings at the earliest time they could have been paid to the Participant in cash, whether or not he elects to receive such payment then or defer it to a later date.

          (l) "Employee" means any person who is employed by the Corporation.

          (m) "Highest Average Earnings Period" means the 48 consecutive months in which a Participant's Earnings were the greatest. If a Participant has completed less than 48 consecutive months of employment with the Corporation as of any date, "Highest Average Earnings Period" shall mean all of the consecutive months of employment with the Corporation as of that date.

          (n) "Highest Average Annual Earnings" means the amount determined by dividing the total Earnings earned by a Participant during his Highest Average Earnings Period by the number of years (including fractions of years) included in the Highest Average Earnings Period.

          (o) "Inactive Participant" means a Participant who is no longer an Employee but who has an interest in the Plan which has not been fully paid.

          (p) "Incentive Compensation" means the additional compensation awarded a Participant under the Corporation's Annual Incentive Plan, as amended from time to time.

          (q) "Late Retirement Date" means the date on which a Participant retires pursuant to Section 6.1.

          (r) "Normal Retirement Benefit" means the amount of annual income payable from and after a Participant's Normal Retirement Date, as calculated as provided in Section 4.2.

          (s) "Normal Retirement Date" means the first day of the month coincident with or next following a Participant's 65th birthday. The "normal retirement age" under the Plan shall be age 65.

          (t) "Participant" means an Employee participating in the Plan in accordance with Section 3, an Inactive Participant, and a Disabled Participant.

          (u) "Participation Commencement Date" means the date on which an Employee becomes a Participant in the Plan in accordance with Section 3.

          (v)   "Plan" means the COMSAT Corporation Insurance and
Retirement Plan for Executives, as amended from time to time.

          (w) "Restricted Stock Units" (RSUs) means stock units awarded to a Participant under the Corporation's 1986 or 1990 Key Employee Stock Plans or any successors thereto.

          (x) "Retirement Plan" means the Corporation's qualified defined benefit pension plan, currently known as the COMSAT Corporation Retirement Plan, as amended from time to time, or any successor thereto.

          (y) "Spouse" means the person who is married to a Participant on the date of the Participant's death.

          (z) "Years of Service" means the number of full years which a Participant has been employed by the Corporation.

          (aa) Any term used in the Plan in capitalized form which is not defined in one of the preceding paragraphs shall have the same meaning as in the Retirement Plan.

    2.2 Construction. Wherever applicable, the masculine pronoun shall mean or include the feminine pronoun, and words used in the singular shall include the plural, and vice versa.

                         Section 3 - Participation

    3.1 Initial Participation. An Employee shall become a Participant in the Plan upon being designated as such by the Board. There is no minimum age or service requirement to become a Participant.

    3.2 Continued Participation. An Employee who becomes a Participant shall remain a Participant as long as he is an Employee. He shall thereafter be an Inactive Participant as long as he has an interest in the Plan which has not been fully paid.

    3.3 Disabled Participant. A Disabled Participant shall remain a Participant for all purposes of the Plan.

                       Section 4 - Normal Retirement

    4.1 Normal Retirement Age. A Participant who has not retired earlier pursuant to Section 5.1 shall retire on his 65th birthday, except as provided in Section 6.1.

    4.2   Normal Retirement Benefit.
          (a) Subject to the provisions of Section 8.1, a Participant retiring at the Normal Retirement Age of 65 shall receive a Normal Retirement Benefit, beginning on his Normal Retirement Date, in an amount equal to 60 percent (65 percent in the case of the President of COMSAT Corporation, and 70 percent in the case of the Chairman and/or Chief Executive Officer of COMSAT Corporation) of his Highest Average Annual Earnings, reduced by the following:

                (i) the Normal Retirement Income of the Participant under the Retirement Plan, provided that in the case of a Participant who retires under the Retirement Plan on or after March 1, 1993, the amount of the reduction shall be the amount of annual retirement income which the Participant is actually receiving under the Retirement Plan;

                (ii) the Primary Social Security Benefit of the Participant used in determining his Normal Retirement Income under the Retirement Plan;

                (iii) vested age 65 retirement benefits of the Participant from the qualified defined benefit pension plans of prior employers, including any lump sum retirement benefit previously received, expressed in the form of a single life annuity, whether or not actually paid in that form; and

                (iv) retirement benefits of the Participant from government and military pensions, expressed in the form of a single life annuity, whether or not actually paid in that form.

          (b) Except as provided in Section 11.2, the Normal Retirement Benefit of a Participant who retires at the Normal Retirement Age of 65 shall be nonforfeitable.

                       Section 5 - Early Retirement

    5.1 Early Retirement Date. A Participant may elect to retire on the first day of any month between his 55th and 65th birthdays, provided that a Participant may retire before his 62nd birthday only with the Board's consent, and provided further that a Participant eligible for early retirement under the Retirement Plan may retire early under this Plan only if he also elects early retirement under the Retirement Plan on the same date.

    5.2   Retirement Benefit.

          (a) A Participant retiring on an Early Retirement Date shall, unless he makes the election provided for in paragraph (b), receive an annual retirement benefit, beginning on his Normal Retirement Date, in an amount equal to his Accrued Benefit at his Early Retirement Date.

          (b) Such Participant may, by a written statement filed with the Administrator at least 30 days before the date on which he wishes payment to begin, elect that payment of his annual retirement benefit shall begin on the first day of any month between his Early Retirement Date and his Normal Retirement
Date. The amount of annual retirement benefit shall be equal to (i) his Accrued Benefit at his Early Retirement Date plus (ii) the Early Retirement Supplement, provided that if payment of such annual retirement benefit commences before the Participant's 62nd birthday, the amount of the Accrued Benefit shall be reduced by 1/4 of one percent for each complete month between the date the retirement benefit payments commence and his 62nd birthday.

          (c) Participants eligible for the Early Retirement Supplement are those who either retire on or after January 1, 1988, or who are receiving an Early Retirement Benefit as of that date.

                        Section 6 - Late Retirement

    6.1 Late Retirement Date. A Participant shall retire not later than the earlier of: (a) his 70th birthday; or (b) the earliest day upon which he meets all of the following tests: (i) he has attained age 65; (ii) his Normal Retirement Benefit under this Plan plus his Normal Retirement Income under the Retirement Plan would be at least $44,000; provided, however, that no Participant shall be required to retire before the earliest date upon which he may be required to retire under the applicable laws of the state or other jurisdiction in which he is employed.

    6.2 Retirement Benefit. A Participant retiring on a Late Retirement Date pursuant to Section 6.1 shall receive an annual retirement benefit, beginning on the first day of the month coincident with or next following his Late Retirement Date, in an amount equal to his Accrued Benefit at his Late Retirement Date.

                   Section 7 - Termination of Employment

    7.1 Retirement Benefit. A Participant whose employment with the Corporation terminates for any reason other than death or retirement under this Plan shall be entitled to receive an annual retirement benefit, payable as provided in Section 7.3, in an amount equal to his Accrued Benefit at his date of termination multiplied by a fraction, the numerator of which is the number of complete months of his employment before his termination date, and the denominator of which is the number of complete months of employment he would have had if he had retired at the normal retirement age of 65.

    7.2 Death Before Payment Commencement. If a Participant entitled to an annual retirement benefit pursuant to Section 7.1 dies before payment of such retirement benefit has begun pursuant to Section 7.3, no payment shall be made under any provision of this Plan for the benefit of such Participant.

    7.3 Payment Commencement Date. Payment of the annual retirement benefit to which a Participant is entitled under Section 7.1 shall begin on his Normal Retirement Date, if he shall be living on that date.

                            Section 8 - Vesting

    8.1 Vesting - Participation Commencement Date Prior to June 21, 1985. Notwithstanding any other provision of this Plan except Sections 11, 12.3, and 13, a Participant whose Participation Commencement Date is any time before June 21, 1985, shall be fully vested at all times in the annual retirement benefit and the Early Retirement Supplement to which he is entitled under the Plan.

    8.2 Vesting - Participation Commencement Date After June 20, 1985, and Prior to January 1, 1993. Notwithstanding any other provision of this Plan except Sections 11, 12.3, and 13, in the case of a Participant whose Participation Commencement Date is after June 20, 1985, and prior to
January 1, 1993, the annual retirement benefit and the Early Retirement Supplement to which such a Participant is otherwise entitled under this Plan shall be multiplied by a fraction (not to exceed 1.0), the numerator of which is the number of complete months of employment with the Corporation before his retirement or termination date, and the denominator of which is 60.

    8.3 Vesting - Participation Commencement Date After December 31, 1992. Notwithstanding any other provision of this Plan except Sections 11, 12.3, and 13, a Participant whose Participation Commencement Date is after December 31, 1992, shall be entitled to receive retirement income equal to a percentage of the annual retirement benefit and the Early Retirement Supplement to which the Participant is otherwise entitled under this Plan, computed in accordance with the following schedule once the sum of the Participant's Age and the Participant's Years of Service equals 60:

        Years of Service                          Vested Percentage

             0-4                                                0%
              5                                                50
              6                                                60
              7                                                70
              8                                                80
              9                                                90
             10                                               100

    8.4 Death Benefits. Any benefits payable pursuant to Section 10 on account of a Participant's death shall not be reduced because the Participant had completed less than five years of employment with the Corporation at the time of his death.

            Section 9 - Form of Payment of Retirement Benefits

    9.1 Normal Form of Payment. The normal form of payment of retirement benefits shall be in equal monthly installments for the life of the Participant.

    9.2   Optional Forms of Payment.

          (a) At any time prior to the date on which payment of retirement benefits is to begin, a Participant may by an instrument in writing delivered to the Administrator elect to receive, in lieu of the normal form of payment provided in Section 9.1, a retirement benefit which is the actuarial equivalent of the benefit specified in Section 9.1, in one of the forms provided for the payment of retirement benefits under the Retirement Plan.

          (b) Notwithstanding paragraph (a), with respect to a Participant who (i) retires on an Early Retirement Date, (ii) elects to begin payment of his retirement benefits before his Normal Retirement Date, and (iii) elects an optional form of payment pursuant to paragraph (a), the portion of his retirement benefits specified in Section 5.2 (b) (ii) shall be paid in equal monthly installments.

          (c) Notwithstanding paragraph (a), the retirement benefit of a Participant who retires on a Late Retirement Date and who elects an optional form of payment pursuant to paragraph (a) shall not be actuarially increased to take account of the commencement of such benefits after the Participant's Normal Retirement Date.

    9.3  1991 Lump Sum Payment Option

    (a)  For purposes of this Section 9.3:

          (i) "Lump Sum Payment" means a single payment, payable on January 1, 2000, equal to the actuarial equivalent of the retirement benefits otherwise payable to a Participant under the Plan after December 31, 2000, based on the Participant's Accrued Benefit as of

March 31, 1991. In the case of a Participant who has not begun receiving retirement benefits before January 1, 2000, such actuarial equivalence shall be computed on the basis as if the Participant's retirement benefits were to begin on the later of January 1, 2001, or the first day of the month coincident with or next following his 62nd birthday.

          (ii) "Electing Participant" means an Employee who: (1) was a Participant on April 1, 1991 and (2) by an instrument in writing filed with the Administrator no later than August 31, 1991, elects to receive a Lump Sum Payment.

    (b) On January 1, 2000, a Lump Sum Payment shall be made to each Electing Participant who as of that date: (i) has begun receiving retirement benefits pursuant to Section 4.2, 5.2 or 6.2; (ii) has retired on an Early Retirement Date and has not begun to receive his annual retirement benefit pursuant to Section 5.2; or (iii) is an Employee. The annual retirement benefit payable after December 31, 2000, to the Electing Participant pursuant to Section 4.2, 5.2 or 6.2, whichever may be applicable, shall be reduced to reflect his receipt of the Lump Sum Payment.

    9.4   1992 Lump Sum Payment Option.

    (a)  For purposes of this Section 9.4:

          (i) "Lump Sum Payment" means a single payment, payable on January 1, 2001, equal to the actuarial equivalent of the retirement benefits otherwise payable to a Participant under the Plan after December 31, 2001, based on the amount equal to (1) the Participant's Accrued Benefit as of March 31, 1992, less (2) if the Participant made the election provided in

Section 9.3, the Participant's Accrued Benefit as of March 31, 1991. In the case of a Participant who has not begun receiving retirement benefits before January 1, 2001, such actuarial equivalence shall be computed on the basis as if the Participant's retirement benefits were to begin on the later of January 1, 2002, or the first day of the month coincident with or next following his 62nd birthday.

          (ii) "Electing Participant" means an Employee who: (1) was a Participant on January 1, 1992, and (2) by an instrument in writing filed with the Administrator no later than May 31, 1992, elects to receive a Lump Sum Payment.

    (b) On January 1, 2001, a Lump Sum Payment shall be made to each Electing Participant who as of that date: (i) has begun receiving retirement benefits pursuant to Section 4.2, 5.2 or 6.2; (ii) has retired on an Early Retirement Date and has not begun to receive his annual retirement benefit pursuant to Section 5.2; or

          (iii) is an Employee. The annual retirement benefit payable after December 31, 2001, to the Electing Participant pursuant to Section 4.2, 5.2 or 6.2, whichever may be applicable, shall be reduced to reflect his receipt of the Lump Sum Payment.

    9.5 Actuarial Equivalent. Wherever in the Plan a benefit is required to be the actuarial equivalent of another benefit, such actuarial equivalence shall be computed on the basis of (a) Table V in section 1.72-9 of the Treasury Department Regulations and (b) the Pension Benefit Guaranty Corporation's interest rate for immediate annuities, both as in effect for the month preceding the date of distribution of such benefit.

                        Section 10 - Death Benefits

    10.1 Death Benefits While Employed. If a Participant dies while an active Employee:

          (a) His Spouse shall receive an annual death benefit in an amount equal to 50% of his Accrued Benefit at the date of his death. Such benefit shall be payable in equal monthly installments beginning on the first day of the month coincident with or next following the date of the Participant's death, and continuing until the earlier of (i) the completion of 120 months or (ii) the date of the Spouse's death.

          (b) His Beneficiary shall receive a lump sum death benefit in the amount of $200,000 as soon as practicable after the date of his death.

    10.2 Death Benefits After Retirement. If a Participant dies after retirement, his Beneficiary shall receive a lump sum death benefit in the amount of $200,000 as soon as practicable after the date of his death.

    10.3  Death Benefits Offset.  If a Participant dies before
January 1, 2000, any payments made to the Participant's Spouse or Beneficiary pursuant to life insurance policies on the life of the Participant which are purchased in connection with this Plan shall be offset against, and shall to that extent reduce the payments otherwise required to be made to such Spouse or Beneficiary pursuant to Section
10.1 or 10.2.

                    Section 11 - Forfeiture of Benefits

    11.1 Termination for Cause. A Participant whose employment with the Corporation is terminated for cause shall forfeit all right to any benefits under the provisions of this Plan. For this purpose, a Participant's employment with the Corporation shall be considered to be terminated for cause only if: (a) the Participant is convicted of a felony, without regard to his right to appeal, which involves the Corporation's real, tangible or intellectual property, any of its personnel or any person with whom the Corporation has a business relationship, and (b) at least two-thirds of the members of the Board affirmatively vote, in their sole discretion, to terminate the Participant's employment with the Corporation because of such conviction.

    11.2 Employment With a Competitor. A Participant who, without the written consent of the Administrator, becomes employed with a competitor of the Corporation, shall forfeit all rights to any further benefits under the provisions of this Plan; provided, however, that the benefits of a Participant whose Participation Commencement Date is prior to January 1, 1993, and who retires at the normal retirement age of 65, or who retires at a later date upon meeting all of the tests of Section 6.1 (a)(ii), shall be nonforfeitable. For this purpose, a Participant shall be considered to be employed with a competitor of the Corporation only if, within the period ending two years after the date of his termination of employment with the Corporation:

          (a) there is a final judgement by a court of competent jurisdiction, in an action brought by the Corporation, that the Participant is liable for an act of unfair competition or the misappropriation of trade secrets or confidential information; or

          (b) (i) the Participant is employed in a management position with another employer in a line of business that is classified under the same four-digit industry code of the Standard Industrial Classification as is a line of business operated by the Corporation, and (ii) such line of business generated revenues for the Corporation during the previous 12-month period exceeding the greater of (1) $10,000,000 or (2) two percent of the total revenues generated during such period by the Corporation.

                        Section 12 - Administration

    12.1 Appointment of Administrator. The Board shall appoint a person to serve as Administrator of the Plan. The initial Administrator shall be the Vice President for Human Resources and Organization Development.

    12.2 Responsibility and Authority of Administrator. The Plan shall be administered by the Administrator, who shall have the responsibility and authority to, among other things, (a) interpret and construe the terms of the Plan and (b) adopt such regulations, rules, procedures and forms consistent with the Plan as he considered necessary or desirable for the administration of the Plan. In all cases the determination of the Administrator shall be final, conclusive and binding on all persons, subject to Section 12.3.

    12.3  Exceptions Under Board Authority.   Notwithstanding any other
provision of this Plan, the Board in its sole discretion shall have the authority to make exceptions to the normal application and administration of any and all provisions of the Plan in individual cases; provided, however, that no such exception shall, without the written consent of the person involved, deprive any Participant, Beneficiary or Spouse of any part of his benefits under the Plan accrued as of the time such exception is made.

              Section 13 -  Amendment or Termination of Plan

    13.1 Right to Amend or Terminate. The Board reserves in its sole discretion the right, at any time and from time to time, to amend or terminate the Plan.

    13.2 Effect on Benefits Accrued. No amendment or termination of the Plan pursuant Section 13.1 shall, without the written consent of the person involved, deprive any Participant, Beneficiary, or Spouse of any part of his benefits under the Plan accrued as of the time of such amendment or termination.

                   Section 14 - Miscellaneous Provisions

    14.1  No Implied Rights.  Nothing in this Plan shall be deemed to:
(a) give to any Employee the right to be retained in the employ of the Corporation or to interfere with the right of the Corporation to dismiss any Employee at any time, or (b) give to any Participant, Beneficiary, or Spouse (i) any right to any payments except as specifically provided for in the Plan or (ii) any interest in any insurance policies acquired by the Corporation in accordance with Section 14.2.

    14.2 Insurance Policies. The Corporation in its discretion may, but shall not be required to, provide for its obligations under the Plan through the purchase of one or more life insurance policies on the life of a Participant. Each Participant agrees, as a condition to receiving any benefits under this Plan, to cooperate in securing life insurance on his life by furnishing such information as the Corporation or any insurer may require, by submitting to such physical examinations as may be necessary, and by taking such other actions as may be requested by the Corporation or any insurer to obtain and maintain such insurance coverage.

    14.3 No Assignment or Alienation. To the extent permitted by law, no benefit provided under the Plan shall be anticipated, assigned (either at law or in equity), alienated or subject to attachment, garnishment, levy, execution or other process. Any attempt to perform any such action shall be void.

    14.4 Expenses. The Corporation shall pay all expenses incident to the operation and administration of the Plan.

    14.5 Applicable Laws. Except as otherwise required by federal law, the provisions of the Plan and the rules, regulations, and decisions of the Board and the Administrator shall be construed and enforced according to the laws of the District of Columbia.

EXHIBIT 10(k)(ii)

                                 AMENDMENT


     AMENDMENT to the COMSAT Corporation Non-Employee Directors
Stock Option Plan (the "Plan"), as approved by the shareholders of COMSAT Corporation (the "Corporation") on May 20, 1988.

     WHEREAS, on January 15, 1993, the Corporation's Board of
Directors approved this Amendment, subject to approval by the shareholders of the Corporation; and

     WHEREAS, on May 21, 1993, the shareholders of the Corporation approved this Amendment.

     NOW, THEREFORE, the Plan is hereby amended as follows:

1. Section 4(b) of the Plan is hereby amended to read as follows:

     "4(b) Automatic Grants. An Option to purchase 2,000 shares of Common Stock, subject to adjustment under Section 6, shall be granted annually at a meeting of the Board held in March (or the next succeeding meeting date if no March meeting is held), beginning in 1993, to each Non-Employee Director who was a director as of the date of the Annual Meeting of Shareholders for the prior year, provided the Non-Employee Director continues in office after the Board meeting date on which the Option is granted."

2. Subsection 4(d) of the Plan is hereby amended to read as follows:

     "4(d) Option Price. The purchase price for each share of Common Stock subject to an Option shall be the fair market value of the Common Stock on the date the Option is granted. For this purpose, as well as other purposes under the Plan, fair market value shall be deemed to be the average of the highest and lowest selling prices of Common Stock as reported under New York Stock Exchange-Composite Transactions on the date on which the Option was granted or, if there were no sales of Common Stock on that date, then on the next preceding date on which there were sales."


All other terms and provisions of the Plan are hereby expressly confirmed and restated, and all Options previously issued under the Plan shall remain in full force and effect pursuant to their terms and the terms of the Plan at the time of issuance.

- - - ----------------------
(1) Pursuant to the operation of Section 6 of the Plan, the number of shares subject to such Options became 4,000 shares effective upon the 2-for-1 stock split effected by the Corporation on June 1, 1993.

EXHIBIT 10(g)(i)

    This Amendment No. 1 to the Agreement for Inmarsat
Aeronautical Services is entered into this    20th    day
of      May      1993 by and between COMSAT Mobile
Communications, a Division of COMSAT Corporation, a corporation organized and existing under the laws of the District of Columbia in the United States of America and having its principal office at 950 L'Enfant Plaza, S.W., Washington,
D.C. 20024 ("COMSAT") and KOKUSAI DENSHIN DENWA CO., LTD., a company organized and existing under the laws of Japan and having its principal office at No. 3-2, Nishi-Shinjuku 2-Chome, Shinjuku-ku, Tokyo 163, Japan ("KDD").

    WHEREAS, COMSAT and KDD have entered into an Agreement dated 22 January 1990 under which COMSAT and KDD agreed to jointly provide aeronautical mobile satellite services to aviation users on a global basis; and

    WHEREAS, COMSAT and KDD have agreed upon a rate schedule for voice calls originated by COMSAT's Customer In-Flight Phone
("In-Flight") in the ocean regions served by KDD (IOR, POR).

    NOW, THEREFORE, in accordance with Article 16 and in consideration of the foregoing and the mutual covenants contained herein, the Parties hereto agree to supplement and amend the Agreement by adding Annex 1 "Rate Schedule for Voice
Calls Originated by In-Flight Phone".

     Except as expressly provided herein, all other terms and conditions of the Agreement shall remain unchanged and in full force and effect.

     IN WITNESS WHEREOF, the Parties hereto have executed this Amendment.

COMSAT Corporation                  KOKUSAI DENSHIN DENWA CO., LTD.


By: /s/Elizabeth L. Young           By: /s/Seiichi Inoue

Name:  Elizabeth L. Young           Name:  Seiichi Inoue
       Vice Pres. & General Manager
Title: COMSAT Aeronautical Services Title: Senior Managing Director

Date:  22 April 1993                Date:  10 May 1993
       /s/Kari Schoonhoven
       Kari Schoonhoven
       Director, Contracts
       5/20/93

       ANNEX 1

                        Rate Schedule for Voice Calls
                        Originated by In-Flight Phone


For all air-to-ground voice traffic generated by customers of In-Flight through the KDD Ground Earth Stations ("GESs") in the IOR and POR which terminates outside of Japan, KDD will charge the rate of 3.95SDR per minute for space segment and use of KDD's GES. For all air-to-ground voice traffic generated by In-Flight customers through the KDD GESs in the IOR and POR which terminates within Japan, KDD will charge the rate of 4.44SDR per minute for space segment and use of KDD's GES. These rates will be exclusive of Land-line charges which shall be charged in addition by KDD. KDD shall provide to COMSAT on a weekly basis call record data for all calls originated from each aircraft. Accounting and settlements shall be made on a monthly basis.

EXHIBIT 10(r)(i)

                                 AMENDMENT


     AMENDMENT to the COMSAT Corporation 1990 Key Employee Stock
Plan (the "Plan"), as approved by the shareholders of COMSAT
Corporation (the "Corporation") on May 18, 1990.

     WHEREAS, on January 15, 1993, the Corporation's Board of
Directors approved this Amendment, subject to approval by the shareholders of the Corporation; and

     WHEREAS, on May 21, 1993, the shareholders of the Corporation approved this Amendment.

     NOW, THEREFORE, Section 3 of the Plan is hereby amended to read as follows:

     "3. Shares Subject to the Plan. The aggregate number of shares of Common Stock which may be covered by stock options (Options), stock appreciation rights (SARs), restricted stock units (Restricted Stock Units) and restricted stock awards (Restricted Stock Awards) granted pursuant to the Plan is 2,400,000 shares, subject to adjustment under
     Section 9. Shares which may be delivered on exercise or settlement of Options, SARs, Restricted Stock Units or Restricted Stock Awards may be previously issued shares reacquired by the Corporation or authorized but unissued shares. Shares covered by Restricted Stock Units and Restricted Stock Awards that are forfeited and shares covered by Options that expire unexercised (without having been surrendered upon the exercise of SARs, whether settled in cash or Common Stock) shall again be available for grant under the Plan."

All other terms and provisions of the Plan are hereby expressly confirmed and restated, and all Options, SARs, Restricted Stock Units and Restricted Stock Awards previously issued under the Plan shall remain in full force and effect pursuant to their terms and the terms of the Plan at the time of issuance.

EXHIBIT 10(v)

                            COMSAT CORPORATION
            DIRECTORS AND EXECUTIVES DEFERRED COMPENSATION PLAN

                    Restated effective January 1, 1994
                       (except as otherwise stated)


                  Section 1 - Purpose and Effective Date

        1.1  Purpose.  The purpose of this Plan is to provide
Directors and key executives of the Corporation with supplemental retirement income and death benefits in order to assist the Corporation in attracting and retaining Directors and executives of outstanding ability.

        1.2 Effective Date. The Plan shall become effective upon approval by the Board.

                 Section 2 - Definitions and Construction

      2.1 Definitions. For purposes of the Plan, unless a different meaning is plainly required by the context, the following definitions are applicable:

      (a) "Beneficiary" means the person designated by a Participant, in accordance with Section 5.4(a), to receive benefits payable under the Plan upon the death of the Participant.

      (b)  "Board"  means the Board of Directors of COMSAT
Corporation or any successor to such Corporation.

      (c)  "Change of Control" means, with respect to COMSAT
Corporation:

           (i) A stock purchase by any "person" (as such term is used in Sections 13(d) and 14(d) (2) of the Securities and Exchange Act of 1934, as amended) who then owns or by virtue of such purchase becomes the beneficial owner of, directly or indirectly, voting securities of COMSAT Corporation representing 50 percent or more of the combined voting power of such Corporation's then outstanding voting securities, which purchase is not approved by such Corporation pursuant to a resolution of the Board, or

           (ii) Any change of two or more Directors in any one year in the composition of the Board not recommended by the management of COMSAT Corporation or the Board.

      (d) "Committee" means the Committee on Compensation and Management Development of the Board.

      (e)  "Compensation"  means:

           (i) In the case of an Employee, the following amounts payable or awarded to the Employee by the Corporation with respect to a Plan Year: (1) base salary, (2) Incentive Compensation, (3) dividend equivalents from Restricted Stock Units, and (4) cash proceeds from vested Restricted Stock Units, or

           (ii) In the case of a Director, the fees and retainer payable to the Director by the Corporation with respect to a Plan Year, before reduction for any amounts deferred pursuant to this Plan or any other plan of the Corporation, and not including any expense reimbursements or any form of non-cash compensation and benefits.

      (f) "Corporation" means COMSAT Corporation or any successor thereto, and any subsidiary of such Corporation.

      (g) "Deferral Election" means an election made by the Participant, in accordance with Section 3.2 or 3.3, to defer an amount of Compensation payable or awarded to the Participant with respect to a Plan Year.

      (h) "Deferred Compensation Account" means the account maintained for a Participant by the Corporation, in accordance with
Section 4.1, with respect to the Compensation for which the Participant has made a Deferral Election.

      (i) "Determination Date" means the last Friday of each biweekly payroll period of the Corporation.

      (j) "Director" means any member of the Board who is not an Employee.

      (k) "Disability" means total disability as defined in the Corporation's Long-Term Disability Plan.

      (l) "Employee" means any person who is employed by the Corporation.

      (m) "Hardship" means the immediate and heavy financial need of a Participant as determined by the Committee in accordance with uniform standards established by the Committee.

      (n) "Incentive Compensation" means the additional compensation awarded a Participant with respect to a Plan Year under the Corporation's Annual Incentive Plan and such other incentive plans or arrangements of the Corporation as designated by the Committee from time to time as such plans or arrangements may be amended from time to time.

      (o) "Participant" means an Employee or Director participating in the Plan in accordance with Section 3.

      (p)  "Plan" means the COMSAT Corporation Directors and
Executives Deferred Compensation Plan, as amended from time to time.

      (q) "Plan Year" means the period beginning as soon as practicable after the effective date of the Plan and ending
December 31, 1986, and each calendar year thereafter.

      (r) "Restricted Stock Units" means restricted stock units awarded to a Participant under the Corporation's 1986 and 1990 Key Employee Stock Plans.

      (s) "Retirement Plan" means the Corporation's qualified defined benefit pension plan, currently known as the COMSAT
Corporation Retirement Plan, as amended from time to time, or any successor thereto.

      (t) "Rollover Election" means an election made by the Participant in accordance with Section 3.5.

      2.2 Construction. Wherever applicable, the masculine pronoun shall mean or include the feminine pronoun, and the words used in the singular shall include the plural, and vice versa.

                 Section 3 - Eligibility and Participation

      3.1 Eligibility. Eligibility to participate in the Plan is limited to (a) Directors and (b) Employees who are designated as eligible by the Board.

      3.2  Participation; Deferral Elections.  An eligible
Employee or Director may elect to participate in the Plan with respect to any Plan Year by filing a Deferral Election, in the form and manner prescribed by the Committee, by December 15 of the immediately preceding Plan Year, except that a Deferral Election with respect to the first Plan Year shall be filed at such time before the commencement of such Plan Year as the Committee shall determine. The Participant may elect in the Deferral Election to defer Compensation with respect to the Plan Year as follows:

      (a) If the Participant is an Employee, he may elect to defer, subject to a minimum deferral of $1,000, (i) base salary payable during the Plan Year in increments of 5 percent up to a maximum of 25 percent, (ii) Incentive Compensation awarded with respect to the Plan Year in increments of 25 percent up to a maximum of 100 percent, (iii) dividend equivalents from Restricted Stock Units payable during the Plan Year in increments of 25 percent up to a maximum of 100 percent, and (iv) cash proceeds from vested Restricted Stock Units payable during the Plan Year in increments of 25 percent up to a maximum of 100 percent.

      (b) If the Participant is a Director, he may elect to defer any amount or percentage of fees and retainer payable with respect to the Plan Year, subject to a minimum deferral of $1,000.

      3.3 Initial Eligibility During the Plan Year. If an Employee or Director first becomes eligible to participate in the Plan during a Plan Year, he may elect to participate with respect to such Plan Year by filing a Deferral Election for such Plan Year not later than 30 days after notification to him by the Committee of his eligibility to participate in the Plan. the Plan. The Participant may elect in such Deferral Election to defer Compensation with respect to the Plan Year which is payable or awarded following the filing of the Deferral Election, in accordance with the limitations of Section 3.2(a) and (b) as if such period were an entire Plan Year.

      3.4 Modification of Deferral Election. A Deferral Election made pursuant to Section 3.2 or 3.3 shall be irrevocable, except that the Committee in its discretion may at any time reduce, or waive the remainder of , the amount to be deferred under the Deferral Election upon determining that the Participant has suffered a Hardship.

      3.5 Rollover Election. When an Employee or Director first becomes eligible to participate in the Plan, but not thereafter, he may elect to rollover to the Plan all, but not less than all, of his then-current account balance of any amounts previously deferred, plus interest credited, under the Corporation's Annual Incentive Plan or its Insurance and Retirement Plan for Directors. Such Rollover Election shall be made at the time, and in the form and manner prescribed by the Committee. If the eligible Employee or Director makes a Rollover Election, he shall become a Participant in the Plan, whether or not he also files a Deferral Election pursuant to Section 3.2 or 3.3, and the amount rolled over shall thereafter be subject in full to the provisions of this Plan.

                Section 4 - Deferred Compensation Accounts

      4.1 Maintenance of Accounts. The Corporation shall maintain, for record-keeping purposes only, a Deferred Compensation Account for each Participant who files a Deferral Election or Rollover Election. The Compensation deferred pursuant to a Deferral Election shall be credited to the Participant's Deferred Compensation Account as it otherwise would become payable to the Participant. The amount rolled over pursuant to a Rollover Election shall be credited to the Participant's Deferred Compensation Account upon the filing of the Rollover Election.

      4.2 Interest. Each Participant's Deferred Compensation Account shall be credited with interest as of each Determination Date based upon the balance of the Participant's Deferred Compensation Account as of the immediately preceding Determination Date. The rate of interest to be credited during a Plan Year shall be Moody's plus 6 percent. For this purpose, "Moody's" means the effective annual yield on Moody's Seasoned Corporate Bond Yield Index as determined during the first week of the Plan Year from Moody's Bond Record published by Moody's Investors Service, Inc., or any successor thereto. If Moody's annual yield is no longer published, the rate of interest for purposes of the Plan shall be based on a substantially similar annual yield selected by the Committee. Notwithstanding the foregoing, amounts credited to a Participant's Deferred Compensation Account after January 30, 1994 pursuant to a Deferral Election or Rollover Election shall be credited with interest as of each Determination Date at a rate equal to the Corporation's Cost of Capital. For this purpose, "Cost of Capital" means the cost of funds employed in the Corporation's business as determined by the Corporation's Chief Financial Officer effective as of the first day of each Plan Year.

                      Section 5 - Payment of Benefits

      5.1  Payment Upon Termination of Service.

      (a) A Participant whose service with the Corporation terminates for any of the following reasons shall be entitled to receive an amount equal to the balance of his Deferred Compensation Account, payable as provided in Section 5.4 and 5.5:

           (i) retirement under the Corporation's Retirement Plan or its Insurance and Retirement Plan for Executives, as those plans may be amended from time to time;

           (ii)   Disability;

           (iii) the convenience of the Corporation as determined by the Committee;

           (iv)  a Change of Control, provided that the
Participant's service terminates within 24 months after the occurrence of such Change of Control; or

           (v) if the Participant is a Director, termination of service for any reason other than death.

      (b) A Participant whose service with the Corporation terminates for any reason other than death or the reasons specified in paragraphs (a) or (c) shall be entitled to receive an amount, payable as provided in Sections 5.4 and 5.5, equal to the balance of his Deferred Compensation Account, calculated by recomputing all interest credited to such Deferred Compensation Account at a rate equal to Moody's plus 2 percent, provided that all interest credited to the portion of such Deferred Compensation Account attributable to amounts deferred after January 30, 1994 shall be recomputed at a rate equal to the Cost of Capital minus 4 percent.

      (c) A Participant, other than a Director, whose service with the Corporation is terminated for cause shall be entitled to receive an amount, payable as provided in Sections 5.4 and 5.5, equal to the balance of his Deferred Compensation Account, calculated by recomputing all interest credited to such Deferred Compensation Account at a rate equal to Moody's, provided that all interest credited to the portion of such Deferred Compensation Account attributable to amounts deferred after January 30, 1994 shall be recomputed at a rate equal to the Cost of Capital minus 6 percent. For this purpose, a Participant's service with the Corporation shall be considered to be terminated for cause only if:
(i) the Participant is convicted of a felony, without regard to his right to appeal, which involves the Corporation's real, tangible or intellectual property, any of its personnel or any person with whom the Corporation has a business relationship, and (ii) at least two-thirds of the members of the Board affirmatively vote, in their sole discretion, to terminate the Participant's employment with the Corporation because of such conviction.

      5.2  Payments Upon Death.

      (a) Each Participant may designate a Beneficiary or Beneficiaries to receive payment of the amounts provided in paragraph (b) in the event of his death. Each Beneficiary designation: (i) shall be made on a form filed in the manner prescribed by the Committee, (ii) shall be effective when, and only if made and filed in such manner during the Participant's lifetime, and (iii) upon such filing, shall automatically revoke all previous Beneficiary designations.

      (b)  Upon the death of a Participant, the Participant's
Beneficiary shall be entitled to receive an amount equal to the balance of the Participant's Deferred Compensation Account payable as provided in Section 5.4 and 5.5.

      (c) If the payments to be made pursuant to paragraph (b) are not subject to a valid Beneficiary designation at the time of the Participant's death (because the designated Beneficiary predeceased the Participant or for any other reason), the estate of the Participant shall be the Beneficiary. If a Beneficiary designated by the Participant to receive all or any part of the Participant's Deferred Compensation Account dies after the Participant but before complete distribution of that portion of that Deferred Compensation Account, and at the time of the Beneficiary's death there is no valid designation of a contingent Beneficiary, the estate of such Beneficiary shall be the Beneficiary of the portion in question.

      (d) Any payments made to a Participant's Beneficiary pursuant to life insurance policies on the life of the Participant which are purchased in connection with this Plan shall be offset against, and shall to that extent reduce the payments otherwise required to be made to such Beneficiary pursuant to Section 5.2(b).

      5.3 Hardship Distributions. The Committee may, in its sole discretion, make distributions to a Participant from his Deferred Compensation Account prior to his termination of service with the Corporation if the Committee determines that the Participant has suffered a Hardship. The amount of any such distribution shall be limited to the amount reasonable necessary to meet the Participant's needs created by the Hardship.

      5.4  Form of Payment.

      (a) Except as provided in paragraph (c), the amount which a Participant or Beneficiary becomes entitled to receive pursuant to Sections 5.1 or 5.2 shall be paid either (i) as a lump sum or
(ii) in equal annual installments annuitized over a period of time not to exceed 15 years, computed by using the rate of interest applicable to the Participant's Deferred Compensation Account at the time the first installment becomes payable.

      (b) Except as provided below in this paragraph (b), the Participant shall elect, at the time and in the manner prescribed by the Committee, the form specified in paragraph (a) in which payment shall be made. If the Participant fails to elect the form of payment, payment shall be made in accordance with paragraph (a)
(ii) over a period of 15 years, provided that in the case of such a Participant's death, the Participant's Beneficiary may elect the form of payment. In the case of a Participant who becomes entitled to receive payment pursuant to Section 5.1(a)(iii), the Committee shall determine the form specified in paragraph (a) in which payment shall be made.

      (c) Notwithstanding any other provision of this Plan, the amount which a Participant becomes entitled to receive pursuant to paragraph (b) or (c) of Section 5.1 shall be paid in a lump sum.

      5.5  Commencement of Payments.

      (a) Payment which a Participant or Beneficiary becomes entitled to receive in the event of the Participant's death, Disability or termination of service pursuant to paragraph (b) or
(c) of Section 5.1 shall commence or be made, as the case may be, as soon as practicable after the occurrence of such event.

      (b) Payment which a Participant becomes entitled to receive upon termination of service pursuant to Section 5.1(a)(iii) shall commence or be made, as determined by the Committee, on the first day of any month between the date the Participant's service terminates and his 66th birthday.

      (c) Payment which a Participant becomes entitled to receive upon termination of service for any other reason shall commence or be made, as elected by the Participant at the time and in the manner prescribed by the Committee, on the first day of any month between the date his service terminates and (i) in the case of an Employee, his 66th birthday, or (ii) in the case of a Director, his 73rd birthday.

      5.6  Payment as of January 1, 2000

      (a) An Employee or Director who is an active Participant on April 1, 1991 may, by an instrument in writing filed with the Vice President of Human Resources and Organization Development no later than August 31, 1991, elect that the amount described in paragraph (b) shall be paid to him or, if applicable, to his Beneficiary on January 1, 2000.

      (b)  Notwithstanding any other provision of this Plan:

           (i) a Participant whose service with the Corporation has not terminated before January 1, 2000, or

           (ii) a Participant or Beneficiary who is receiving installment payments pursuant to Section 5.4 as of January 1, 2000, shall, if the Participant has made the election provided for in paragraph (a), be entitled to receive an amount, payable on January 1, 2000 as a lump sum, equal to the portion of the Participant's Deferred Compensation Account, to the extent such portion has not previously been distributed to the Participant, or, if applicable, his Beneficiary pursuant to Sections 5.3 and 5.4, which consists of the balance of the Participant's Deferred Compensation Account as of March 31, 1991 together with interest credited to such balance pursuant to Section 4.2 from April 1, 1991 to December 31, 2000. Solely for purposes of this Section 5.6, interest on such balance from January 1, 2000 to December 31, 2000 shall be credited as of January 1, 2000.

      (c) Any balance remaining in the Participant's Deferred Compensation Account on January 1, 2000 after payment of the amount described in paragraph (b), together with any amounts credited to his Deferred Compensation Account after such date, shall continue to be payable in accordance with the provisions of Sections 5.1 through 5.5.

                        Section 6 - Administration

      6.1 Committee; Duties. The Plan shall be administered by the Committee, which shall have the responsibility and authority to, among other things, (a) interpret and construe the terms of the Plan and (b) adopt such regulations, rules, procedures and forms consistent with the Plan as it considers necessary or desirable for the administration of the Plan. In all cases the determination of the Committee shall be final, conclusive and binding on all persons.

      6.2 Appointment of Agents. The Committee shall appoint the Vice President of Human Resources and Organization Development to be the Committee's agent and shall delegate to him its duties with respect to the day-to-day administration of the Plan. The Committee may from time to time appoint other agents and delegate to them such administrative duties as it sees fit. Notwithstanding the above, the Committee may not delegate to any agent its duties under the Plan provided in Sections 2.1(n), 3.4, 4.2, 5.1(a)(iii) and 5.3.

               Section 7 - Amendment or Termination of Plan

      7.1 Right to Amend or Terminate. The Board reserves in its sole discretion the right, at any time and from time to time, to amend or terminate the Plan.

      7.2 Effect of Amendment or Termination. No amendment or termination of the Plan pursuant to Section 7.1 shall deprive any Participant or Beneficiary of any part of his benefits under the Plan accrued as of the time of such amendment or termination. If the Plan is terminated, each Participant shall be paid the full amount of his Deferred Compensation Account in a lump sum within 90 days of the date of termination.

                   Section 8 - Miscellaneous Provisions

      8.1 No Implied Rights. Nothing in his Plan shall be deemed to: (a) give to any Employee the right to be retained in the employ of the Corporation or to interfere with the right of the Corporation to dismiss any Employee at any time, or (b) give to any Participant or Beneficiary (i) any right to any payments except as specifically provided for in the Plan or (ii) any interest in any insurance policies acquired by the Corporation in accordance with
Section 8.2

      8.2 Insurance Policies. The Corporation in its discretion may, but shall not be required to, provide for its obligations under this Plan through the purchase of one or more life insurance policies on the life a Participant. Each Participant agrees, as a condition to receiving any benefits under this Plan, to cooperate in securing life insurance on his life by furnishing such information as the Corporation or any insurer may require, by submitting to such physical examinations as may be necessary, and by taking such other actions as may be required by the Corporation or any insurer to obtain and maintain such insurance coverage.

      8.3 No Assignment or Alienation. To the extent permitted by law, no benefit provided under the Plan shall be anticipated, assigned (either at law or in equity), alienated or subject to attachment, garnishment, levy, execution, or other process. Any attempt to perform any such action shall be void.

      8.4 Expenses. The Corporation shall pay all expenses incident to the operation and administration of the Plan.

      8.5 Applicable Laws. Except as otherwise required by federal law, the provisions of the Plan and the rules, regulations and decisions of the Board and the Committee shall be construed and enforced according to the laws of the District of Columbia.

EXHIBIT 10(y)

             [TRANSLATED FROM THE ORIGINAL DOCUMENT IN FRENCH]

Agreement dated as of January 18, 1993

between

the State of Cote D'Ivoire

Represented by the Minister of Communications herein called:
"Employer"

and

"The Communications Satellite Corporation (COMSAT)"

Registered Offices: 22300 COMSAT Drive, Clarksburg, Maryland
     20871, U.S.A.
Legal Status: Corporation existing under American Law hereby represented by Mr. Kenneth Hoch, Vice President, Acting on behalf of the Company under power of attorney annexed to this contract and hereinafter called "CONTRACTOR".

It has been agreed and decided as follows:

Chapter I - General Conditions

Article 1.1    Object of the Contract and Scope of Works

1.1.1     Object of the Contract

The object of the contract for:

     The renovation of the equipment and installations of existing radio and television broadcast stations and creation of new satellite transmission stations for one television and channel and two radio channels.

     Hereinafter called "Countrywide Sound and Television
     Broadcast Coverage."

1.1.2     Scope of works

In accordance with the terms and conditions of the Technical
Specifications (TS) of this contract, works shall comprize:

1.1.2.1   Firm Phase

1.1.2.1.1 Lot A

1. Supply, delivery, installation and commissioning of the entire set of telecommunications equipment needed for the works.
2.   Rehabilitation of existing equipment.
3.   quipping of new transmission stations.

4.   Supply of a mobile earth station.
5.   Supply of a stock of spare parts.
6.   Supply of ten (10) maintenance vehicles.
7. Technical assistance and training of personnel necessary for future operation of installations.
8. Obligation to maintain public service during the entire duration of works described in this contract.

1.1.2.1.2 Lot B

All works, infrastructure and utilities:

          for the construction of new transmission centers,
     -    for the renovation of existing centers.

1.1.2.2   Optional Phase

1.1.2.2.1 Lot A

1. Supply, delivery, installation and start of function of the set of equipment needed for the works.
2.   Equipping of new transmission stations.
3. Obligation to maintain public service during the entire duration of works described in this contract.

1.1.2.2.2 Lot B

All works, infrastructure and utilities for the construction of a new transmission station.

Article 1.2 -  Knowledge of Sites and Working Conditions

For works

For LOT A works, the CONTRACTOR hereby testifies to his complete knowledge of:

     -    the nature and geographic location of works,
     -    the meteorological and climatic conditions,
     - general conditions for execution of works, especially equipment needed for them,
     - existence of possible nearby constructions that could affect the mode of execution of the works,
     - plans, technical specifications, and operation manuals of existing installations,
     - the exact plan location as well as the nature of all utilities requiring either a diversion or special precautions related to the works,
     - local conditions, as a rule and more particularly conditions of supply and stocking of equipment and tools,

     - means of communication, transport, possibilities of water, electricity and fuel supplies,
     -    availability of labour,
     - all constraints and obligations resulting from social, tax and customs laws in COTE D'IVOIRE,
     - all the conditions and circumstances likely to have an influence on the delivery of supplies, execution of works or prices,
     - techniques and modes of execution of works in force in COTE D'IVOIRE.

The main contractor shall assist the CONTRACTOR in the collection, verification and analysis of these information items.
The CONTRACTOR shall, however, be responsible for the adequacy of these information items needed for the execution of services put in his charge.

The CONTRACTOR shall be entirely liable for any lack, error or omission by him of the knowledge of the sites and working condition.

The parties agree that all the plans, characteristics, operational schedules provided by the ADMINISTRATION concerning the existing installations shall only be given as information and shall not be binding on the ADMINISTRATION.

Article 1.3 -  Interpretation of Terms Used

The following explanations are provided for terms used in this contract:

1.3.1
The term "EMPLOYER" means "THE MINISTRY OF COMMUNICATIONS"

1.3.2
The term "MAIN CONTRACTOR" means "the DIRECTEUR GENERAL DE LA
DIRECTION ET CONTROLE DES GRANDS TRAVAUX (DCGTx)".

1.3.3
The term "ENGINEER" means the duly accredited representative of the "MAIN CONTRACTOR" for the monitoring and supervision of the works.

The ENGINEER shall carry out, on behalf of the ADMINISTRATION, duties of technical and administrative monitoring of the works.

In this regard, he shall, inter alia, be responsible for:

     - approval of specification plans and execution schedules set up by the "CONTRACTOR",
     - regular monitoring of the execution of actual works in accordance with approved plans comprizing, if necessary, possible modifications to the basic project made by the ADMINISTRATION,
     - checks and other in-situ tests to ensure that the quality of materials and their installation are in conformity with the technical specifications stipulated in the contract,
     - verification and certification of invoices of the CONTRACTOR,
     - establishment of counter-measurements, architect's log, provisional monthly breakdown and final detailed account,
     - writing and notifying directives and any other note sent to the CONTRACTOR, necessary for the appropriate execution of works and their supervision,
     -    factory acceptance,
     - visits prior to provisional and final acceptance of works.

1.3.4
The term "ADMINISTRATION" broadly means the various STATE agents.

1.3.5
The term "CONTRACTOR" means the holder of this contract or his duly appointed representative.

1.3.6
The "PRICE OF THE CONTRACT" means the amount mentioned under
Article 2.1 of this PARTICULAR TERMS AND CONDITIONS (PTC) or
THIRTY SIX MILLION UNITED STATES DOLLARS excluding VAT - excluding custom duty.

1.3.7
The term "WORKS BY FORCE ACCOUNT" means works executed by the "MAIN CONTRACTOR" using the material and human resources of the "CONTRACTOR".

1.3.8
The term "CONTROLLED EXPENSE WORKS" means works executed by the CONTRACTOR and paid for on the basis of actual disbursements.

1.3.9
The term "MISCELLANEOUS REIMBURSEMENTS - CONTRACTOR AUTHORIZED" means expenses directly related to execution of contract which MAIN CONTRACTOR could request CONTRACTOR to pay his appointed suppliers on behalf of the EMPLOYER.

Article 1.4 -  Listing of Contract Documents

The contract comprizes, by order of priority the following documents:

     -    Document 1: DEED OF EMPLOYMENT
     -    Document 2: THE PARTICULAR TERMS AND CONDITIONS (PTC)
     -    Document 3: TECHNICAL SPECIFICATIONS (TS)
     -    Document 4: BREAKDOWN OF TOTAL CONTRACT PRICE OF LOT A
     -    Document 5: PROVISIONAL BILL OF QUANTITIES FOR LOT B.

In case of any discrepancy among the documents of the contract, such documents shall be considered in the order in which they are listed above.

In case of discrepancy between the provisions of the same document, the most restrictive provisions for the CONTRACTOR shall carry. Contractual documents shall be those which are listed above which represent the entire agreement between the parties and stipulate all their respective rights, obligations and responsibilities.

Article 1.5 -  Document Preparation and Submission-Assistance of
               Employer

1.5.1     Documents to be Issued to the Contractor

Following the notification of approval of the contract, the EMPLOYER shall issue, at no cost to the CONTRACTOR and against a receipt, a certified true copy of contractual documents listed under Article 1.4 of the aforementioned PTC.

1.5.2     Documents to be Prepared and Submitted by Contractor

Within a period of ONE HUNDRED AND TWENTY (120) days starting from the day of commencement of works, the CONTRACTOR shall provide:

     - the organizational chart of the local site management and supervisors indicating their names, dates of arrival and qualification of various supervisors,
     - detailed implementation schedules(s) of all the works, pert type, established on the basis of the contract. It
          (they) shall be regularly up-dated. To facilitate its (their) use, it (they) shall be in the form of implementation charts.

This schedule shall notably comprize all the relevant information on:

     -    general programme of supply delivery
     - planning for end of deliveries as partially or completely set out in general programme,
     - methods and mode of execution proposed by the CONTRACTOR for the execution of works
     -    execution rate,

     - works (or part of works) for which several work posts shall be necessary and their relevant corresponding periods,
     -    site manpower needs,
     -    provisional payment schedules,
     - one month preceding each quarter, or at any moment, the ENGINEER shall deem it necessary, especially if schedules are not met, the CONTRACTOR shall submit to the MAIN CONTRACTOR a detailed week to week quarterly programme per work or nature of works comprizing the following four items:
     -    future tasks,
     -    corresponding rates of implementation,
     -    manpower needed,
     -    supplies needed.

Any modification of installation, construction materials or implementation schedules shall be subject to the prior approval of the ENGINEER. The MAIN CONTRACTOR shall present his comments on the programmes submitted to him.

Studies carried out by Sub-contractors must bear their stamp and be presented to the ENGINEER by the CONTRACTOR. The latter shall be solely liable for them.

The ENGINEER shall sign each plan or make relevant modifications thereof known within THIRTY (30) days. Beyond this period, the plan shall be deemed to have been approved. The approval stamp of the ENGINEER shall not diminish in any way the liabilities of the CONTRACTOR.

The CONTRACTOR shall therefore submit to the ENGINEER within FOURTEEN (14) days, FIVE (5) copies of implementation documents and TWO (2) counter-drawings on white tracing cloth. The
CONTRACTOR shall strictly adhere to the implementation drawings.

1.5.2.3   During Project Completion Phase

The CONTRACTOR shall constitute a complete file of drawings during the execution of the project. All plans, including those provided by the CONTRACTOR shall be as detailed as necessary to provide complete details on the installation of partially or completely finished infrastructures.

Within THREE (3) months of the provisional delivery the CONTRACTOR shall submit to the ENGINEER:

     - TWO (2) complete collections of reversed tracings of all documents prepared by him, updated and in conformity with the execution,
     -    FIVE (5) copies of each tracing,

     - TWO (2) 35 mm microfilms on cards with windows of all the drawings.

1.5.3     Assistance by Employer

The EMPLOYER shall be under the obligation to provide all reasonably possible assistance to the CONTRACTOR in the accomplishment of various administrative procedures:
responsibility for their success shall rest entirely on the CONTRACTOR. The EMPLOYER shall notably:

     a) provide any assistance which may be required of him in order to facilitate the clearing of equipment through customs;
     b) assist the CONTRACTOR to obtain at the appropriate time, the authorizations required for the temporary importation into the Republic of Cote d'Ivoire of measuring instruments and other equipment which the CONTRACTOR shall deem useful for the carrying out of services stipulated in the contract;
     c) assist the CONTRACTOR to obtain authorization to re-export equipment temporarily imported into the country as soon as their use in Cote d'Ivoire shall be over;
     d) undertake all the necessary steps to ensure that the staff of the CONTRACTOR has access to the various sites;
     e) enable the CONTRACTOR's staff to have the free use of available measuring instruments;
     f) facilitate the immediate obtention of any medical assistance and necessary medical evacuation facilities in case of serious accident with the cost being borne by the CONTRACTOR;
     g) freely making available to the CONTRACTOR and on each site throughout the period of the project an office with a lock and key and equipped with a telephone. The CONTRACTOR shall be responsible for the bills accruing from the use of the latter;
     h) provide adequate shelter and protection for equipment delivered to various sites and not yet checked and signed for;
     i) obtain the approval from INTELSAT for access to the system and participation of his staff in antenna testing and putting into operation. The CONTRACTOR shall assist the EMPLOYER to obtain space sector capacity in the operation of the network;
     j) avail the CONTRACTOR of sites and premises under lock and key, air conditioning and primary power for the installation and operation of equipment as well as the necessary pylons, whenever responsibility for such facilities is not attributed to the CONTRACTOR in the Technical Specifications (TS);
     k) assist the CONTRACTOR, when the need arises to obtain entry and exit visas, work permits and /or residence permits and laisser-passers for his expatriate staff;
     l) assist the CONTRACTOR to obtain accommodation for his staff on the various sites;
     m) obtain any other license and/or permit required in Cote d'Ivoire.

Article 1.6 -  French Language-Metric System Contract Currency

Any written documents from or to the CONTRACTOR for the purpose of the execution of this contract shall be exclusively:

     -    in the French Language,
     -    in the metric system,
     -    with reference to the US Dollar.

The CONTRACTOR shall have on the site an adequate number of qualified REPRESENTATIVES and INTERPRETERS speaking the French Language in order to facilitate the work of the ENGINEER and his REPRESENTATIVES; in particular, the approved REPRESENTATIVE of the CONTRACTOR as well as his supervising staff should have a fair knowledge of the French language.

Article 1.7 -  Laws and Legislation Governing the Contract

1.7.1     Contract Governed by Ivorian Law

The CONTRACT is governed by the laws of the Republic of Cote d'Ivoire.

The LEGISLATION in force in Cote d'Ivoire is the only one applicable to this contract except for American Legislation on the export of the technology mentioned in Article 1.7.2 below.

The CONTRACTOR must comply with any laws or regulations issued by Ivorian Authorities and applicable to his activities.

He shall notably safeguard the EMPLOYER against any penalties or liabilities resulting from the non compliance with these laws and regulations.

The CONTRACTOR and his staff shall be subjected to the social and tax laws of the Cote d'Ivoire.

1.7.2     American Legislation Concerning Technology Export

The contract shall be subjected to the regulations applicable in the United States of America on the exportation of equipment and related documentation using certain technologies.

The EMPLOYER shall undertake to ensure that goods and documents exported from the United States for the execution of this contract shall only be used for the installation and operation of this broadcast network and shall not directly or indirectly be re-exported to another country without the prior written authorization of the United States Government. The EMPLOYER shall indemnify the CONTRACTOR for the consequences of any violation of this commitment.

The provisions of this Article and other restrictions or conditions imposed by the United States Government on this contract shall be binding on the two parties after the termination of the contract.

Article 1.8 -  Labor

1.8.1
The CONTRACTOR shall be compelled to observe existing work regulations and social legislation as well as those that shall be published in the OFFICIAL GAZETTE OF THE REPUBLIC OF COTE
D'IVOIRE.

1.8.2
The CONTRACTOR shall comply with the legislation of the Republic of Cote d'Ivoire in matters relating to foreign labour.

Article 1.9 -  Legislation and Social Regulation - Application to
               Company Staff and Payment of Salaries

1.9.1
The CONTRACTOR shall, at his own expense, apply Ivorian social regulations on housing, health and safety to all his employees.

The CONTRACTOR shall observe any new legislation or regulation that shall apply in this regard. Notwithstanding the obligations stipulated by the laws and regulations on labour, the CONTRACTOR shall convey to the ENGINEER, at his request, the updated list of names of employees and their qualifications. He shall also convey at the request of the ENGINEER all the payslips of the company employees. The ENGINEER can at any time request the CONTRACTOR for evidence of his application of social legislation to his employees, notably in matters concerning salaries and wages, health and safety.

The CONTRACTOR shall be responsible for hiring the staff needed for the execution of the project.

The CONTRACTOR shall refrain from enticing workmen away from other companies working for the EMPLOYER.

The number of workers of each profession must be proportional to the quantity of structures to be built, taking into consideration time schedules required.

The CONTRACTOR can, if he deems it necessary and with the agreement of the MAIN CONTRACTOR or ENGINEER, request derogations of laws, regulations and collective agreements stipulated in texts on the duration of work, weekly breaks, overtime, night shift and public holidays.

The prior approval of the MAIN CONTRACTOR or ENGINEER can only be given if the CONTRACTOR shall have presented his request at least five (5) days before the day(s) for which the derogation is sought.

No increase in price nor additional payment shall be given the CONTRACTOR because of the above-mentioned derogations.

The MAIN CONTRACTOR or ENGINEER can demand the departure from the site of any executive, supervisor or worker deemed to be incompetent or guilty of repeated negligence, carelessness or dishonesty and, generally, of any employee whose behaviour is inimical to the proper execution of the project.

The CONTRACTOR shall be solely liable for damages arising from any fraud or poor workmanship committed by his employees in the execution of the project.

1.9.2
The CONTRACTOR shall be solely liable for the application of all labour legislations and regulation, notably concerning health and social regulations.

1.9.3
Notwithstanding liabilities stipulated by current labour regulations and laws, the CONTRACTOR shall also provide the ENGINEER with the list of members of his local staff. He shall also be bound to furnish the ENGINEER and any other Administrative Authority upon the request hereof, all payslips of the CONTRACTOR's local staff. One or several agents of the ENGINEER or ADMINISTRATIVE AUTHORITIES may observe the payment of salaries and wages whenever they deem it necessary. The ENGINEER may at any moment request from the CONTRACTOR evidence of the latter's compliance with labour regulations and social regulations, notably in matters relating to salaries and wages, health and safety.

The CONTRACTOR may, if he deems it useful, request and utilize derogations from stipulated laws and regulations on working hours and weekly breaks (overtime, night shifts and holidays). No additional payment will be made to the CONTRACTOR as a result of the aforementioned derogations.

The CONTRACTOR shall comply with Ivorian laws on foreign labor.

1.9.4
The CONTRACTOR shall hire the necessary labour for the project under conditions stipulated in current regulations.

The number of workers of each profession shall always be proportional to the quantity of structures to be constructed and on the basis of deadlines set.

The CONTRACTOR shall refrain from enticing workmen away from other companies working for the EMPLOYER.

The CONTRACTOR shall take great care in hiring his employees; the EMPLOYER shall reserve the right to reject entry or residence visa to any person whose presence, in his view, would be inimical to public good. The EMPLOYER may demand the departure from the site of any executive, agent or workers under the CONTRACTOR's orders for repeated insubordination, incompetence, negligence, carelessness or dishonesty. The application of this right shall not in any way serve as an excuse for delays and poor workmanship and claims of any kind by the CONTRACTOR.

The CONTRACTOR shall be liable for acts of fraud and poor workmanship committed by his supervisors and workers in the supply and use of materials and other services.

1.9.5
The CONTRACTOR shall comply with work safety regulations, in this regard, he shall notably:

     - appoint an officer in charge of safety at the start of works and with the approval of the ENGINEER,
     - undertake all the necessary steps to avoid occupational accidents for which he shall solely be responsible,
     - insure all his employees against occupational accidents.

The attention of the CONTRACTOR is particularly drawing to regulations in force on workers' accommodation and health.

The CONTRACTOR shall be responsible for the housing of all his employees in Cote d'Ivoire.

Article 1.10 - Health Surveillance of Sites

The CONTRACTOR shall provide at no extra cost first-aid and rapid evacuation facilities for any victim of accident either to the nearest health center or home depending on the seriousness of the victim's condition.

He must have someone on the spot capable of providing first-aid care and must ensure adequate pharmaceutical products.

The CONTRACTOR shall inform the EMPLOYER of any suspicious disease on the sites in accordance with Ivorian health laws.

Article 1.11 - Presence of Contractor on Work Sites - Service
               Orders

1.11.1    Presence of Contractor on Work Sites

The CONTRACTOR shall permanently ensure the on-site supervision of the conduct and execution of works in accordance with the implementation plan. He must appoint a Representative, approved of by the MAIN CONTRACTOR, and who shall have the necessary power to:

     - take necessary immediate decisions on the progress of the work,
     -    receive service orders.

The MAIN CONTRACTOR reserves the right to withdraw the approval of the CONTRACTOR's Representative and demand his replacement.

The CONTRACTOR shall report to the offices of the MAIN CONTRACTOR or ENGINEER and accompany them on their tour of the site whenever this shall be required. If need be, he shall be accompanied by his SUB-CONTRACTORS.

1.11.2    Service Orders

The service orders shall be written, dated and numbered by the MAIN CONTRACTOR. They shall take immediate effect.

They shall be issued in TWO (2) copies to the CONTRACTOR who shall sign, date and return one copy to the MAIN CONTRACTOR.

When the CONTRACTOR shall deem that the service order calls for reservation on his part, he must under penalty of preclusion, make this known in writing to MAIN CONTRACTOR within TEN (10) days.

The CONTRACTOR shall strictly comply with service orders which are notified him, regardless of any reservation on his part.

The service orders concerning sub-contracted jobs shall be addressed only to the CONTRACTOR who shall be responsible for receiving them.

Article 1.12 - Authorization to Sub-Let

The CONTRACTOR, holder of the contract, may sub-let some works of the contract. For local jobs, he must obtain the prior authorization from the MAIN CONTRACTOR who, in case of refusal must provide reasons.

To support his request, the CONTRACTOR shall specify:

     -    the nature of the services to be sub-let,
     - the name, address, qualification, insurance certificates and references of the proposed
          SUB-CONTRACTOR.

The authorization application for a SUB-CONTRACTOR presented to the MAIN CONTRACTOR, shall imply that the services, for which sub-contract is requested shall be ascribed within the confines of the terms of the contract as set out under Article 1.4 of the PTC.

Authorization to sub-let shall not diminish in any way the liabilities of the CONTRACTOR, who shall remain responsible of the entire execution of the contract, to the EMPLOYER.

The appointment of a SUB-CONTRACTOR is subjected to conditions stipulated under this Article.

The Contractor shall be responsible for the payment of SUB-CONTRACTORS, and shall not in any way default in this. In case of default, the EMPLOYER may substitute for him without any appeal.

Article 1.13 - Subjection Arising from Closeness of Sites Unknown to the Company

The CONTRACTOR shall not, under any circumstances, claim the right to shirk his contractual obligations, nor lay claims as a result of subjections arising from jobs that the ADMINISTRATION or any other company may have him carry out on the site, except if he shall have given prior notice to the ADMINISTRATION and provided evidence of the inconvenience this may have subjected him to.

Article 1.14 - Night Work and Public Holidays

Work carried out at night or on public holidays shall be subjected to authorization by the ENGINEER.

This approval shall only be granted if the CONTRACTOR shall have taken the relevant steps and if the request shall have been made early enough to enable the ENGINEER to ensure the supervision and monitoring of the works.

No additional cost shall be granted for work done at night and public holidays.


Chapter II - Financial and Administrative Clauses

Article 2.1 -  Price of Contract

2.1.1     Firm Phase

2.1.1.1   Lot A

The value of LOT A amounts to a total and fixed price of: TWENTY SEVEN MILLION US DOLLARS (US $27,000,000) (excluding VAT and duty). The total value of LOT A of the contract, excluding fees, registration charges, VAT, "TPS", at prices prevailing in October 1992 and under conditions stipulated in this contract and notably tax and customs levies specified under Articles 2.19 and 2.20 of the particular terms and conditions amounts to the following:

     Total value excluding taxes and duties: US $27,000,000
     Total customs duty:                     US $ 6,451,772
     Registration charges:                   US $     1,600
     VAT at 25%:                             US $ 8,362,943
     Total value including taxes:            US $41,816,315

     FORTY-ONE MILLION EIGHT HUNDRED AND SIXTEEN THOUSAND THREE
     HUNDRED AND FIFTEEN DOLLARS.

2.1.1.2   Lot B

The estimated total amount of Lot B is a sum of: 9,000,000 USD tax and duty free (Nine million US Dollars).

The total amount of the market Lot B without harbor, stamp, and registration fees and without interior V.A.T. [value added tax] and T.P.S., under the conditions defined in all the clauses of the current transaction, particularly the fiscal and customs clauses specified in Articles 2.19 and 2.20 of the Schedule of Clauses and Special Conditions rises then to a sum of:

Total amount without duties and taxes:       9,000,000 US dollars
Total amount of harbor fees (customs duty): 1,350,000 US dollars Total amount of V.A.T. at a rate of 25%: 2,587,000 US dollars
Total amount, all taxes included:           12,937,500 US dollars

     Twelve million nine hundred thirty-seven thousand five hundred US dollars (A.T.I.).

2.1.2     Optional Section

2.1.2.1   Lot A

The total amount of Lot A is a total, inclusive, firm and fixed sum of:

     1,111,000 USD tax and duty free (One million one hundred and eleven, thousand US Dollars).

The total amount of the market Lot A without harbor, stamp, and registration fees, without interior V.A.T. [value added tax] and T.P.S. under conditions defined by all the clauses of the current transaction, particularly the fiscal and customs clauses specified in Articles 2.19 and 2.20 of the Schedule of Clauses and Special Conditions rises then to a sum of:

Total amount without duties and taxes:       1,111,000 US dollars
Total amount of customs duties:                265,086 US dollars
Total amount of V.A.T. at a rate of 25%:       344,022 US dollars
Total amount, all taxes included:            1,720,108 US dollars

     One million seven hundred twenty thousand one hundred eight
     US dollars (A.T.I.).

2.1.2.2   Lot B

The provisional value of LOT B amounts to SEVEN HUNDRED THOUSAND
DOLLARS (US $700,000).

The total value of LOT B of the contract, excluding customs and registration charges, excluding VAT and professional taxes and under conditions specified in the terms and conditions of this contract, notably regarding taxes and customs levies specified under Articles 2.19 and 2.20 of the PTC amounts to the following:

     Total value excluding taxes and duties: US $  700,000
     Customs:                                US $  105,000
     VAT at 25%:                             US $  201,250
     Total value:                            US $1,006,250

     ONE MILLION SIX THOUSAND TWO HUNDRED AND FIFTY DOLLARS.

Article 2.2 -  Price Variations

Without object.

Article 2.3 -  Breakdown of Total Fixed Price

The price of this contract for LOT A is total and lumpsum for LOT
A.

The items which appear in the breakdown of the total and lump price are given for information and do not in any way bind the MAIN CONTRACTOR/EMPLOYER.

The unit value of the breakdown may only be used for provisional detailed account and payment of possible modification works ordered by MAIN CONTRACTOR.

The total and contractual price excluding taxes and duties of the project comprizes all the expenses, of the CONTRACTOR in implementing the entire project.

The overall and lump price exclusive of taxes and duties shall be deemed to have been established with the understanding that no part shall be carried out by the EMPLOYER except those specified under Article 1.5.3.

The price shall comprize notably:

       -   design,
       -   technical execution surveys,
       -   technical coordination of the project and supervision
       -   of SUBCONTRACTORS,
       -   salaries and social benefits,
       -   staff accommodation expenses,
       -   amortization and operation of his equipment,
       -   supplies, materials and consumable items of all kinds,
       -   freight, transport and transit charges,
       -   insurance fees as stipulated under Article 2.5 of PTC,
       -   suretyship and guarantees,
       - patents, fees, taxes, charges and levies of all sorts owed as a result of the execution of this contract,
       -   taxes, and notably:
       -   taxes on incomes,
       -   national contribution (CN),
       -   apprentice's tax (T.A.),
       -   national solidarity tax (SN),
       -   land-tax,
       -   professional and merchant taxes,
       -   scheduled taxes on industrial and commercial profits,
       -   management and site changes,
       -   overheads,
       -   risks and profits.

This price shall include all the subjection and constraints arising from the application of administrative, technical and financial provisions stipulated in the contractual documents. It shall take into account risks and subjections of all kinds relating to the works specified in the contract which the CONTRACTOR shall be deemed to have full knowledge. The nature and difficulties.

The price shall also include expenses related to special conditions of the project notably:

          natural phenomena (excluding Acts of God), utilization of public property and functioning of public services, simultaneous construction of other structures.

Furthermore, it shall be specified that the price of the contract shall also include all expenses outside Cote d'Ivoire which are the necessary and direct consequence of the project (supplies, works, services, etc.), and notably, all fees, taxes, insurance, charges, overheads, false claims underwritten by the CONTRACTOR and for which he shall in any case be liable.

In case of sub-contracting, the prices of the contract shall be deemed to have adequately covered the general expenses of the project, especially those relating to the coordination and supervision by the CONTRACTOR and his SUB-CONTRACTOR as well as the consequences of their possible default. The overall lumpsum price stipulated above is labeled as follows:

          excluding customs fee (special entry fee, fiscal entry fee, custom levy and statistical fee) only for the entry of materials, equipment and components inextricably bound to the project, excluding VAT and professional tax (TPS), excluding registration fees and stamps levies.

Under the understanding that the purchase of fuel, lubricants and hydrocarbonate binders shall be purchased locally and shall be affected by the tax laws of Cote d'Ivoire without any restriction or exception.

The value of stamp levy and registration fees to be paid by the CONTRACTOR for the purpose of the contract shall be reimbursed under conditions outlined under Article 2.19 of the PTC.

All other relevant fees and taxes to be paid by the CONTRACTOR for the purpose of the contract or any other purpose and which shall be in force at the date of the signing of the contract shall be deemed to be included in the total and contractual price of the project.

Furthermore, the total project shall be financed by a financing agreement between the State of Cote d'Ivoire, an American Bank and EXIMBANK as guarantor.

Article 2.4 -  Final Nature of Prices

The CONTRACTOR shall not revise the overall price of works pertaining to LOT A of the contract signed by him, except in the following cases:

     If the rehabilitation of transmitters requires replacement of parts other than those specified in overall contractual breakdown, he shall do so at no extra cost provided the required parts are available on the market and can be obtained within the implementation schedules of the project. If the transmitter cannot be repaired under these conditions, any increase in price or deadline shall be subject to a special negotiation.

Article 2.5 -   Liabilities and Insurance

2.5.1     General Liability Clause

Notwithstanding the insurance liabilities imposed hereunder, the CONTRACTOR shall be solely responsible for safeguarding the EMPLOYER, MAIN CONTRACTOR and ENGINEER against any claims by third parties for damages of all kinds or body injuries resulting from the preparation and (or) execution of the contract by the CONTRACTOR, his SUB-CONTRACTORS and their agents. This liability also covers damages resulting from the transportation of his materials.

Compensations that shall be due shall be paid by the CONTRACTOR without prejudice to possible appeal against the culprits of the accident. Under no circumstances shall the EMPLOYER, MAIN
CONTRACTOR and ENGINEER be held liable for damages mentioned in the above paragraph.

The CONTRACTOR shall not be liable for any intangible or indirect damages except in case of negligence or unintended error.

2.5.2     Insurance

2.5.2.1   Protection of Persons and Liabilities

     The CONTRACTOR should apply for:

2.5.2.1.1 Civil liability Insurance

A third party CIVIL LIABILITY INSURANCE that covers all bodily and material damages that might occur to their parties during execution of all the transactions as well as during the guarantee time limit.

This insurance will be applied for in the CONTRACTOR's name of and on his behalf and will cover all the contributors, namely the

CONTRACTOR, the OWNER, the PROJECT MANAGER, and the ENGINEER as well as the SUBCONTRACTORS for their on site activities: they will thus all be the coinsured.

The insurance policy should specify that the OWNER's, ENGINEER's, or PROJECT MANAGER's personnel as well as those of other on site BUSINESSES are considered as third parities with regard to the insurers. The so-called "OVERLAPPING LIABILITY" clause is related to both material damages and bodily injuries suffered by the coinsured. This insurance excludes the work accidents suffered by the Contractor's personnel mentioned in section 2.5.2.1.2 below.

This insurance must be unlimited for bodily injuries.

This insurance must cover especially the liability of the CONTRACTOR acting as the company manger.

2.5.2.1.2 Work Accidents Insurance

In accordance with Cote d'Ivoire law, the Contractor will apply for all insurance necessary to cover this. He will monitor to see that the SUBCONTRACTORS do the same.

He protects the OWNER, the PROJECT MANAGER, and the ENGINEER against all claims that its personnel or those of its SUBCONTRACTORS might file against the latter both in the Cote d'Ivoire and abroad.

For this permanent expatriated personnel, the CONTRACTOR will also conform to the law and regulations of the original country.

2.5.2.1.3 Automobile Liability Insurance (C.L.)

The CONTRACTOR will apply for insurance that conforms to Cote d'Ivoire law for all vehicles that have access to the public highway and will monitor to see that his SUBCONTRACTORS do the same.

2.5.2.1.4 Insurance Covering Risks at Work Site

The CONTRACTOR must effect and maintain an insurance against work site risks, covering the EMPLOYER as well as the CONTRACTOR extending continuously from the start of the project to the provisional acceptance and covering all the goods of the project.

The insurance must carry widest possible guarantees and, consequently, cover all physical damage affecting the goods specified in the contract, including those caused by an error in design, planning, construction or execution material, without excluding the vitiating party.

From the provisional acceptance, the guarantees of this insurance shall run during a "maintenance" period and, at least, during the guarantee period. The guarantees shall cover damages attributable to the CONTRACTOR's interventions on the site while carrying out his contractual duties, especially checking, maintenance, adjustment, repairs or damages caused by factors which were anterior to the provisional acceptance.

2.5.2.2   Subscription and Production of Policies

The CONTRACTOR must, before the start of the project, effect insurances stipulated in paragraphs 2.5.2.1.1, 2.5.2.1.2,
2.5.2.1.3 and 2.5.2.1.4 of Article 2.5.2.1 above. The
corresponding policies must be presented within FOURTEEN (14) days following the request by the MAIN CONTRACTOR or ENGINEER. All the policies must bear a clause subjecting their annulment to the prior approval of the insurance company, EMPLOYER and MAIN CONTRACTOR. They must be effected with insurance companies recognized in Cote d'Ivoire.

2.5.2.3   Sanctions

Apart from the copies of policies taken, the CONTRACTOR must provide the MAIN CONTRACTOR's certificates showing that the said insurance policies are indeed in force. Failure to produce these documents shall prohibit any payment relating to the contract to the CONTRACTOR.

Article 2.6.1  Execution Period

The CONTRACTOR shall take all the necessary steps to complete the entire project within a maximum period of eighteen (18) months beginning from the service note ordering the commencement of work which can only be given after the entry into force of the contract.

2.6.2     Delay Penalties

2.6.2.1
Delay in the completion of the project, except for reasons Act of God or delays unattributable to the CONTRACTOR, shall result in the full payment of penalties without prior formal notice.

The value of the penalty shall be fixed at ONE THOUSAND
(1/1000th) of the initial value (less taxes) of uncompleted jobs expressed in US Dollars per calendar day of delay.

The term "uncompleted structures" mentioned above shall apply to each of the 27 centers numbered from 1 to 27 in the BREAKDOWN OF THE TOTAL AND LUMPSUM PRICE OF LOT A and BILL OF QUANTITIES AND PROVISIONAL ESTIMATES OF LOT B undelivered at the expiry of the contract.

The value of penalties shall be deducted from amounts owed the CONTRACTOR and shall be deducted from the project.

Any delay for reasons of Act of God or not attributable to the CONTRACTOR shall be equally compensated for by extension of completion time.

2.6.2.2
The parties agree that when penalties reach (5%) of the value of the contract, the following consequences shall apply:

     The CONTRACTOR shall, by notification, inform the EMPLOYER of causes and reasons for this delay as soon as the percentage stated above reaches 4.5%.

     In case of default by the CONTRACTOR to inform the above-mentioned, the penalties shall continue to apply.

2.6.2.3
The penalties shall be stopped as soon as the EMPLOYER receives the notification indicated under 2.6.2.2 and for thirty (30) days during which the CONTRACTOR and EMPLOYER shall attempt to negotiate a solution which shall be subjected to a written agreement. Agreement from these negotiations shall put forward solutions for the delay and a new completion time for the project which shall not be more than 90 days after the initial completion date set in 2.6.1. Penalties outlined under Article 2.6.2.1 shall apply to the new completion date and their value shall be linked to the value of the contract.

2.6.2.4
If by the end of negotiation period stipulated under 2.6.2.3 an agreement has not been reached, the penalties shall begin to apply and linked to the value of the contract.

2.6.3     Specifications on Time Limit

Any time limit specified in the contract to the EMPLOYER, MAIN
CONTRACTOR or CONTRACTOR shall take effect from the date of notification of commencement of work sent to the CONTRACTOR.

When the time limit is set in days, this shall mean calendar days and it shall expire at the end of the last day of the completion time specified.

When the time limit is in months, it shall be counted from day to day. It there is no corresponding day in the month ending the period, the latter shall expire at the end of the last day of the month hereof.

When the last day falls on a Sunday or public holiday, the time limit shall be extended to the end of the following working day.

When, in executing the terms of the contract, a document must be provided, within a set period, by the CONTRACTOR to the EMPLOYER or vice versa, or when the dispatch of a document must run a certain period, the document shall be delivered to the addressee and a receipt issued. The date of the receipt shall be the official date of delivery of the document.

Article 2.7 -  Acceptance in Factory - Provisional and Final
               Acceptance - Guarantee Period - Anticipated
               Utilization of Some Installations or Parts of
               Installations

2.7.1     ACCEPTANCE

2.7.1.1   BACKGROUND

For the execution of pre-delivery testing, the CONTRACTOR shall provide the necessary personnel and instruments, but he may freely use available measuring instruments belonging to the EMPLOYER for tests carried out on the site.

2.7.1.2   Factory Acceptance

One month before the date scheduled for the start of necessary tests, the CONTRACTOR shall provide the MAIN CONTRACTOR with the test plans describing the intended tests and comprizing:

     - a description of the principles to be applied and conditions for the tests,
     -    installation and description of instruments to be used,
     -    expected result of each test.

The CONTRACTOR shall inform the MAIN CONTRACTOR by letter, telex or cable the date scheduled for the test. This notification shall reach the MAIN CONTRACTOR at least one month before the set date.
The latter shall decide whether or not to appoint his representatives to witness the testing.

During the tests, the CONTRACTOR shall complete the necessary measurement and test sheets. After the representatives of the EMPLOYER shall have attended the testing sessions, the CONTRACTOR shall provide them with sheets for their signature and observations to be completed on the site. The CONTRACTOR shall transmit them to the MAIN CONTRACTOR as soon as possible. Otherwise, the CONTRACTOR shall send them to the MAIN CONTRACTOR as soon as they are filled in.

If the results of the factory tests indicate that the equipment can be dispatched, a certificate of factory acceptance shall be issued to the CONTRACTOR within fourteen (14) days beginning from the end of the said tests.

These certificates issued on a site per site basis may include a list of reservations concerning elements that do not conform with the contractual specifications which the CONTRACTOR must rectify before presentation for provisional acceptance.

The factory tests and measurement sheets shall not in any way absolve the CONTRACTOR of his overall responsibilities for the performance of the equipment.

2.7.1.3   PROVISIONAL ACCEPTANCE

Two months before the start of tests on the site, the CONTRACTOR shall submit to the MAIN CONTRACTOR for approval an acceptance log book describing all the measures to be carried out on each site.

The MAIN CONTRACTOR shall approve an acceptance book within thirty (30) days following the acceptance. Beyond this period the MAIN CONTRACTOR shall be deemed to have approved of the delivery.

Acceptance tests shall be carried out in the presence of representatives of the MAIN CONTRACTOR after installation on each site and the measurement and test sheets shall be submitted to the representatives for signature and comments.

In this regard, the CONTRACTOR shall, one month before hand, inform the MAIN CONTRACTOR by registered letter, telex or cable for the scheduled date for the start of the tests and the relevant programme.

The tests shall be conducted to the satisfaction of the MAIN CONTRACTOR before the provisional acceptance. If the tests should be postponed or repeated through the exclusive fault of the CONTRACTOR, the latter shall refund to the MAIN CONTRACTOR the entire expenses incurred as a result, such as consultant and expert fees and additional travel expenses. If the results of the tests carried out on a given site indicate that the latter can be commissioned, a provisional acceptance certificate shall be issued to the CONTRACTOR within fourteen (14) days beginning from the end of the said tests. These certificates issued on site by site basis may contain a list of reservations on the components that do not conform with the contractual specifications but shall not prevent the operation of the network and in such a case shall indicate the time limit agreed upon for the withdrawal of these reservations.

If the results of the tests do not conform with the specifications, hampering the operation of the site, the provisional acceptance certificate shall not be issued, and if the time set for the installation stipulated under Article 2.6.2 shall continue to apply. A list of materials not conforming to specifications shall be submitted to the CONTRACTOR within the week following the trials.

The CONTRACTOR shall then undertake to replace or repair the equipment concerned within the shortest possible time and present them again for testing in accordance with the procedures outlined above.

If provisional acceptance is granted. the MAIN CONTRACTOR shall draft and sign the minutes of the provisional acceptance which shall indicate the project completion date on which the various guarantee periods shall then be based.

The transfer of full property of the systems, tools and measuring equipment shall take place on the day of handing over of provisional acceptance for each site.

2.7.1.4   GUARANTEE PERIOD

The guarantee period of one (1) year starting from the date of the provisional acceptance of each station.

The CONTRACTOR shall be bound, during the guarantee period by a liability called "PERFECT COMPLETION LIABILITY" by which he shall, at his own expense:

     - rectify all the defects indicated by the MAIN CONTRACTOR or EMPLOYER such that the installation shall conform with the state in which it was during the provisional acceptance,
     - undertake, if need be, adjustments or modifications that may appear necessary,
     - hand over to the MAIN CONTRACTOR plans of installations conforming with the implementation.

The obligation of perfect completion covers jobs needed to remedy effects of normal wear and tear with the exception of consumable items, cleaning and regular maintenance which are incumbent upon the EMPLOYER. Any default by the CONTRACTOR to meet his obligations shall, after formal notice, result in the MAIN CONTRACTOR undertaking the adjustments, modifications or repairs at the expense and risks of the CONTRACTOR.

The guarantee period shall be extended until the total completion of jobs and services whether the latter are carried out by the CONTRACTOR or officially in conformity with the conditions stated above.

The CONTRACTOR shall undertake notably to have all necessary repairs of substandard equipment done at his expense, on the site or in a factory of his choice.

This guarantee does not cover consumable items, but it includes the obligation to supply spare parts needed after normal wear and tear during the guarantee period.

The CONTRACTOR shall guarantee the repair or replacement of components under conditions stipulated above until the final acceptance; however, when these components shall have been installed six months before this date, the guarantee can be extended six months after their installation and specialty mentioned in the final acceptance certificate.

The guarantee does not however apply to damages resulting from violation of rules and directives given by the CONTRACTOR for the maintenance or misuse, negligence or any other omission attributable to the EMPLOYER or a third party.

2.7.2     FINAL ACCEPTANCE

At the expiry of the guarantee, final acceptance operations shall be undertaken in the same manner as the provisional acceptance.

Final acceptance shall take place under the same conditions as the provisional acceptance mentioned above after the expiry of the guarantee period of the last site.

If during the guarantee period, the MAIN CONTRACTOR detects a defect of non-conformity with the technical specifications of the contract, he shall request the CONTRACTOR to carry out at his own expense, the necessary repairs.

The certificate of final acceptance shall only be issued after the CONTRACTOR shall have completed the repair of the established defects. Otherwise, the MAIN CONTRACTOR shall issue the certificate of final acceptance within the thirty days following the end of the guarantee.

2.7.3     ANTICIPATED USE OF SOME INSTALLATIONS OR PART OF
          INSTALLATIONS

The EMPLOYER may, with the approval of the CONTRACTOR, dispose of some structure or parts of structures as they are completed and before the jobs stipulated in the contract are completed. In this case, the transfer of ownership of the structures involved shall be made.

2.7.4     REPLACEMENT PARTS

During a period of ten (10) years starting from the final acceptance, the CONTRACTOR shall undertake to supply within reasonable lengths of periods and at reasonable prices any replacement part or material which shall be requested of him for the maintenance of installations described in the contract.

In case of stoppage of manufacture of spare parts, the CONTRACTOR shall inform the EMPLOYER early enough to enable him to take the necessary measures.

The CONTRACTOR undertakes, however, to refrain from interfering in possible relationship between SUB-CONTRACTORS and the EMPLOYER in the direct procurement of components manufactured by the latter after the expiry of the contract.

Article 2.8 -  Construction Defects

If the MAIN CONTRACTOR is of the opinion that there is a construction defect in a given installation, he shall, during or before the final acceptance direct, through a service order, the measures to be taken to identify this defect. These measures shall comprize, if need be, the demolition and partial or complete reconstruction of the structure presumed defective.

The MAIN CONTRACTOR may carry out these measures himself or by a third party, but the operation must be done in the presence of the CONTRACTOR, or after duly summoning him.

If a construction defect is observed, the expenses needed for the repairs or total rectification in accordance with the provisions of the contract as well as expenses resulting from possible defection operations, shall be borne by the CONTRACTOR with prejudice to the compensation which the MAIN CONTRACTOR may lay claim to.

If no defect is detected, the CONTRACTOR shall be reimbursed the expenses outlined in the preceding paragraph, if he had borne them.

Article 2.9 -   Logging of Jobs Completed

2.9.1
For the evaluation of possible modifications ordered by the CONTRACTOR, jobs carried out in this regard shall be logged by the ENGINEER or his approved representative in the presence of the CONTRACTOR, summoned for the purpose or his approved representative. If the CONTRACTOR does not respond to the summons and does not send his representative, the logging shall take place in his absence.

2.9.2
The CONTRACTOR may not, under any pretext, for measurements invoke habits and traditions in his favor.

2.9.3
The logs shall be presented for acceptance to the CONTRACTOR who may have it copied in the ENGINEER's offices.

2.9.4
Acceptance of logs by the CONTRACTOR shall concern quantities and unit prices. The latter should be designated by the numbers of the memorandum of unit prices. When the log is limited to quantities, special mention must be made by the CONTRACTOR who shall express his reservations in writing.

2.9.5
If the CONTRACTOR refuses to sign the log book or signs them with reservation, minutes shall be written on the presentation and accompanying circumstances; the minutes shall be annexed to the unsigned documents. In this latter case, a time limit of ten (10) days starting from the date of presentation of documents shall be allowed him to put his comments into writing. Beyond this period, the logs shall be deemed to have been accepted by him as if had been signed without reservation.

2.9.6
The systematic conditional logging shall be considered as constituting a non observance of contractual obligations with all the administrative and legal consequences such an attitude may have.

2.9.7
Conflicting observations may be agreed to in the course of the project, either at the request of the CONTRACTOR or initiative of the MAIN CONTRACTOR without the observations prejudicing, on principle, neither admission, claim, nor right to payment.

Article 2.10 -  Basis of Payment

2.10.1    Provisional Detailed Accounts

At the end of each month, the ENGINEER shall establish a provisional detailed account, a copy of which shall be sent to the CONTRACTOR at his request.

This provisional monthly detailed account shall take into account sums owed the CONTRACTOR since the beginning of the project.

It shall notably comprize:

     -    contractual starting advance,
     - the CIF value of goods stripped and for which partial payment shall have been requested,
     -    value of supplies made on the site,
     - the value of jobs based on bills of quantity of jobs carried out under contract conditions and unit prices included in the breakdown of the total cost,
     -    value of works by force account,
     -    value of jobs under controlled expenditure,
     -    value of various repayments,

     -    value of refund of customs duty,
     -    value of refund of registration and stamp fees,
     -    value of penalties and deductions,
     -    value of VAT.

The monthly installments to be paid the CONTRACTOR shall be determined by the difference between the value of the monthly deduction and that of the deduction of the previous month.

2.10.2    Final Detailed Account

A final detailed account shall be established at the end of the project.

The final account shall include all the items mentioned under
Article 2.10.1 above on provisional detailed account.

The value of project shall be the same as the total and lumpsum price. However, if necessary, this amount shall be revised:

     - downward to the value of jobs that the MAIN CONTRACTOR shall have expressly called off by service order,
     - upward to the value of additional jobs expressly ordered during the construction work.

The final detailed account shall be binding on the EMPLOYER only after receiving the approval of the MAIN CONTRACTOR.

Within three (3) months following the completion of the project and its provisional acceptance, the CONTRACTOR shall be invited by a duly notified service order, to come to the offices of the ENGINEER to inspect the final detailed account and sign it for approval. He may request to see the vouchers and have copies made as well as copies of the account.

In case of refusal, minutes of the presentation shall be taken and circumstances of the refusal noted. The acceptance of the final detailed account by the CONTRACTOR shall be binding in respect of unit prices and quantities.

If the CONTRACTOR does not reject the service order or refuses to accept the final account, or signs the latter conditionally, he shall explain in writing the reasons for his refusal and inform the ENGINEER the value of his possible claims before the end of a sixty (60) day period starting from the date of notification of the said service order.

It shall be expressly stipulated that the CONTRACTOR shall have no recourse to any claims relating to the final account after inspecting it and at the end of the aforementioned sixty (60) days. Beyond this time limit the final account shall be deemed to have been accepted by him even if he shall have signed it with reservation the reasons for which shall have no been explained as specified in the foregoing paragraph.

Payment of the balance, after the necessary deductions from the guarantee deposit, shall be made within ninety (90) days from the date of acceptance of the final account by the CONTRACTOR of the aforementioned expiry date of sixty (60) days.

Article 2.11 - Unforseen Jobs and Their Price Elevation

The EMPLOYER can order jobs not included in the contractual price under the financing condition of the project in accordance with
Article 2.3 above. If the nature of the jobs does not feature in the total price breakdown, the CONTRACTOR shall immediately conform with service orders he shall receive on the subject. New prices shall be prepared without delay following market trends or by assimilation to similar jobs in the contract.

Where assimilation cannot be possible, current prices on the international market shall be used as reference. If mutual consent cannot be attained, the CONTRACTOR may refer to the provisions of Article 2.25 of the PTC.

While awaiting the final decision on the litigation, the CONTRACTOR shall be provisionally paid on the basis of prices proposed by the MAIN CONTRACTOR.

Article 2.12 - Variations of Volume of Project

For the purpose of application of this Article, "volume" of the project means the value of actual jobs, evaluated from the breakdown of the total and lumpsum price taking account possible modifications formally ordered by the MAIN CONTRACTOR and new prices fixed in application of Article 2.11 above.

The "initial volume" of the project shall be the value of jobs resulting from estimates of the contract, i.e., initial contract modified or supplemented with intervening additions.

The CONTRACTOR shall complete the construction of jobs indicated in the contract, irrespective of the increase or decrease of the volume of jobs resulting from technical subjections, evaluation of quantities estimated or any cause of increase or decrease thereof.

2.12.1    Increase in the Volume of Works

In the event of an increase in the volume of works, the CONTRACTOR shall not raise any objection.

2.12.2    Decrease in the Volume of Works

In the event of a decrease in the volume of works, the CONTRACTOR shall raise no objection so long as the decrease does not exceed
Twenty Five Percent (25%) of the initial volume of works and so long as he shall have not incurred any losses.

Article 2.13 -  Domiciliation of Payments

Payments shall be effected in accordance with accounting regulations in force in Cote d'Ivoire. Payments shall be made:

     1. by the Register General of the CAISSE AUTONOME D'AMORTISSEMENT of COTE D'IVOIRE for the sums excluding entry duties (special entry duty, fiscal entry fee, customs fees and statistical charges), registration and stamp duties, VAT "TPS", by bank transfers in US
          Dollars to Account No............. opened on behalf of
          COMSAT CITIBANK NA NEW YORK,
     2. by the AGENT COMPTABLE DU TRESOR PUBLIC for entry, stamps and registration fees, VAT, TPS by special checks payable to the Treasury in accordance with the provisions of Decree No 305 of 2 September 1989.

Article 2.14 - Payments

Payment of installments must be effected within Ninety (90) days following the end of the month of implementation of contract.

In case of delay in the payment of monthly installations beyond the 90 day period, the CONTRACTOR shall have the right to claim the payment of interest on the unpaid amounts.

Interest rates shall be based on the discount rate of the WEST
AFRICAN CENTRAL BANK augmented by one point.

Interest rates shall be calculated on amounts excluding VAT of unpaid amounts with annual capitalization (365 days). Payment of interest rate delays shall not be subjected to VAT nor TPS.

The period of application to be used in the calculation of delay interest shall be the number of days between the two dates below less the statutory payment period.

     1.   end of month of execution of works,
     2.   date of payment by BANK.

Article 2.15 - Definitive Suretyship

The CONTRACTOR shall produce definitive suretyship to guarantee the proper execution of his contractual commitments and recovery of amounts for which he shall be deemed debtor in respect of the contract.

The value of definitive suretyship shall be fixed at Three
Percent (3%) of the initial price less VAT and customs duties of the contract plus, if necessary, the value of amendments.

The CONTRACTOR shall effect the definitive suretyship within Twenty (20) days from the date of notification of approval of the contract (or amendments in the case of an increase).

The suretyship can be replaced with an individual and joint guarantee underwritten by a bank approved by the Minister in charge of Economy, Finance and Planning under conditions specified by regulations in force on public contracts.

The absence of suretyship, or, its increase, shall hamper payment of amounts owed the CONTRACTOR, including the start-up advance.
In case of deduction made on the suretyship, for whatever reason, the CONTRACTOR shall have to reconstitute it.

The suretyship shall remain assigned to the guarantee of contractual obligations by the CONTRACTOR until the provisional acceptance of the works.

The definitive suretyship shall be refunded, or the guarantee in support of it released in so far as the holder shall have met his obligations and following its release by the MAIN CONTRACTOR within Thirty (30)days after the final acceptance of the project.

Article 2.16 - Retention Money

Retention money is a provision meant to guarantee the perfect completion of the structure and rectify, if necessary, the defaults of the CONTRACTOR during the guarantee period.

The value of the retention money is fixed at Seven Percent (7%) of the initial value of the works. It shall be made up through successive deductions on the monthly installments. The replacement of this bond with a joint guarantee furnished by a bank approved by the Minister responsible for Economy, Finance and Planning may be effected either with the progress of the works or at the provisional acceptance, in which case the joint guarantee shall be furnished within Ten (10) days following the date of stoppage of the said installment.

In so far as the CONTRACTOR shall have met his obligations in this regard the retention money shall be refunded or the guarantee replacing it released within Thirty (30) days following the expiry of the guarantee.

Article 2.17 - Contractual Advance

A contractual advance at the start of the project may be granted the CONTRACTOR provided he formally requests it. It shall be fully backed (100%) with a joint guarantee issued by a bank approved by the Minister responsible for Economy, Finance and Planning.

This advance shall be fixed at twenty percent (20%) of the (pre-tax) basic value of the contract.

Payment of starting advance shall be subjected to the aforementioned request and the furnishing of guarantees (start up advance and final suretyship) must be effected within sixty (60) days starting from the date of the notification ordering the CONTRACTOR to begin works or the acceptance of the latter of the two aforementioned guarantees if the acceptance follows the notification.

Repayments shall be made by installments and regularly beginning with the first installment on the basis of a 20% deduction of the pre-tax value of the project and shall be completed at the end of the implementation period or at the drafting of the final account. The advance and relevant repayments shall not be revised.

Article 2.18 - Embarkation Instalment

The CONTRACTOR may request that the provisional monthly breakdown includes an embarkation deposit representing ninety percent (90%) of the CIF value of the goods on board upon the presentation to the ENGINEER of the following documents:

     -    bills of lading,
     -    invoices of goods embarked,
     -    packing list.

This deposit shall be fully backed (100%) with a joint guarantee from a bank approved by the Minister responsible for Finance.

The release of the said guarantee shall be effected by the MAIN
CONTRACTOR at the inspection of the delivered goods at the site.

Article 2.19 - Tax and Customs System

The CONTRACTOR shall be deemed to have full knowledge of tax and customs laws in force in Cote d'Ivoire.

The contract shall be eligible for special check procedures in accordance with the provisions of Decree No 305 of 2 September
1989.

The breakdown for pre-tax portion authorized by the MAIN
CONTRACTOR shall be conveyed to the Caisse Autonome d'Amortissement which shall initiate the procedure required for the settlement of the said portion.

The value of customs and entry duties based solely on materials and equipment and components incorporated definitively into the units and the VAT shall be paid by the Public Treasury by special checks.

Such checks with special serial numbers that shall be non-endorsable and non-compensable shall be issued in favor of the Controller of Customs and Taxes, according to the procedures described below, and given to the CONTRACTOR. The said non-endorsable checks shall be used exclusively for the intended payments and no other payment except those pertaining to customs and taxes on turnover.

The breakdown established for fees and taxes above by the MAIN CONTRACTOR on the basis of vouchers (customs liquidation vouchers or special VAT declarations) shall be presented by the CONTRACTOR to the Office of the Director General of Customs or Taxes for inspection.

The inspection of these documents shall be carried out as an emergency. The breakdowns thus signed by these offices shall then be forwarded by the CONTRACTOR to the Directorate of Public Investments for entry into the special account of the Treasury.

The Directorate of Public Investments shall transmit payment orders to the Treasury with relevant supporting document for issue by special checks.

The claims shall be supported with any details furnished by the CONTRACTOR on the possible withdrawal of credit and the special modalities for payment.

Article 2.20 - Registration

The CONTRACTOR shall undertake registration procedures to which the contract is subjected.

Stamp levies and registration fees shall be paid as under Article
2.19 above by special checks issued by the Public Treasury in favor of the Registrar and given to the CONTRACTOR for presentation at the Registry.

Article 2.21 - Contract Security

In order to ensure the security of the contract under conditions stipulated by regulations in force on the financing of State and Public Contracts, it is stated that:

     - the Department responsible for ordering payment of sums owed in the implementation of the contract shall be Direction et Controle des Grands Travaux,
     - the Accountant responsible for payments shall be Caissier General of the Caisse Autonome d'Amortissement de la Cote d'Ivoire for the pre-tax portion of entry (customs, entry fee and special entry fee) exclusive of stamps, registration, VAT and "TPS" and the Agent Comptable du Tresor Public for the portion on entry, stamp, registration, VAT and TPS,
     - the Officer responsible for providing the contract holder and beneficiaries of security or subrogation information and certificates stipulated under Article 6 of Decree of 6 September 1938 shall be the Director General of Direction et Controle des Grands Travaux,
     - the MAIN CONTRACTOR shall issue at no cost to the CONTRACTOR and at his request, an original copy of the contract with the words "single copy issued for security" on it.

Article 2.22 - Complete Termination or Suspension of Works

When the Employer orders the complete stoppage of works, the contract shall be immediately terminated. When he orders their suspension for more than six (6) months, either before or after start of works, the CONTRACTOR shall have a right to the termination of the contract, if he makes the request in writing, without prejudicing the indemnity which in either case he shall be entitled to if need be.

The same shall hold for successive suspension, the total duration of which shall exceed a total of six (6) months and suspensions of any duration which would require modifications in the financing mechanisms and which shall not have been obtained within sixty (60) days following the notification of the said suspension.

If the works shall have started, the CONTRACTOR may request an immediate provisional acceptance of completed structures, which are liable to be accepted, and their final acceptance after the expiry of the guarantee period. When the CONTRACTOR has no right to a cancellation, he may, if he shall have incurred proven prejudice, lay claims for compensation within the limitations of the prejudice.

As soon as the notification of termination or suspension is received, the CONTRACTOR shall:

     - stop or suspend the work on the date indicated on the notice,
     - terminate or suspend any sub-contract, orders for equipment and materials except those needed for the continuation of work up to the date of termination or suspension,
     - undertake all the necessary conservation measures within the limitation and conditions outlined by the MAIN CONTRACTOR.

Article 2.23 - Termination by Right

The contract shall be terminated by right by the Minister responsible for Public Contracts without any recourse to legal intervention and without compensation in the following cases:

2.23.1    BANKRUPTCY - LEGAL SETTLEMENT

     1. In case of bankruptcy of the CONTRACTOR, it shall be incumbent upon the Employer to accept, if need be, offers to be made by a group of creditors for the continuation of the project.
     2. In case of the legal liquidation, if the CONTRACTOR is not authorized by the Courts to continue operations.

2.23.2    Unauthorized Sub-Contracting

If a sub-contract is effected in breach of Article 1.12, the Employer who approved the contract may request the termination of the project or have sub-contractual jobs carried out at the expense and risks of the CONTRACTOR by State control or through a duly signed contract.

2.23.3    Long Delays in Works

In the event of long delays and irrespective of the application of penalties indicated under Article 2.6, the Employer may impose, at the expense of the CONTRACTOR, additional work teams. If the above measures prove t be unsatisfactory, the Employer may request the termination of the contract after the mandatory thirty (30) day prior notice.

2.23.4    Default of Firm Suretyship

In the case of default by the CONTRACTOR in effecting the firm suretyship within the time limit stipulated under Article 2.15 of the PTC.

Article 2.24   Coercive Measures

The CONTRACTOR does not comply with either the provisions of the contract or written service orders given him the MAIN CONTRACTOR or his Representatives shall notify him to comply with the said orders within a determined period of time.

Beyond this period, if the CONTRACTOR has not implemented the prescribed provisions the Employer may, at the risk of the CONTRACTOR.

          request the outright termination of the contract.
          order control by the force account at the expense of the CONTRACTOR. This control many be partial.

There shall therefore be, in his presence or to his knowledge an immediate inspection of completed works, materials supplied as the inventory of equipment belonging to the CONTRACTOR and the handing over of the part of the equipment not used by the Administration for the completion of the works.

In the case of force account, the CONTRACTOR shall be authorized to monitor the operations with hampering the execution of the orders of the Representatives of the Employer.

He may be released from force account if he demonstrates the necessary ability to continue the works to their completion.

Supplementary expenses resulting from force account or fresh contract shall be at the expense of the CONTRACTOR. They shall be deducted from amounts owed him without prejudice to rights exercised against him in case of inadequacies.

If the force account or fresh contract entails a decrease in expenses, the CONTRACTOR shall not claim any part of the profit which shall belong to the Administration.

When fraudulent acts, repeated shortcomings in the working conditions or serious errors in duty shall be noticed and attributed to the CONTRACTOR the relevant authority can, without prejudice to legal proceedings and sanctions to which the CONTRACTOR shall be answerable, ban him for a determined period or definitively from contracts of his Administration.

Article 2.25   Avoidance and Settlement of Disputes

2.25.1    Out of Court Settlement

The CONTRACTOR and Employer shall agree to endeavor to settle all the disputes that may arise from the application of this contract out of court by exhausting a mandatory reconciliatory procedure.

2.25.2    Mandatory conciliatory procedure

2.25.2.1
As soon as one party shall feel that there is a dispute, he shall notify this to the other party in accordance with Article 2.3.1 by requesting the application of the mandatory conciliatory procedure. The notification shall include a statement indicating the causes of the dispute and, possibly, the value of claims.

2.25.2.2
The mandatory conciliatory procedure shall be conducted by three
(3) arbitrators appointed by the CONTRACTOR and Employer within thirty (30) days after the notification of the dispute. Each part shall appoint one arbitrator and both parties shall jointly appoint the third arbitrator.

2.25.2.3
If within fourteen (14) days following the expiration of the said thirty (30) day period. following the notification either or both parties shall not have appointed the second and/or the third arbitrator; the latter shall be appointed by the President of the Abidjan Magistrate Court sitting upon petition of one of the parties.

2.25.2.4
The mandatory conciliatory procedure shall take place in Abidjan.

2.25.2.5
The arbitrators shall proceed in the settlement of the dispute solely as arbitrators. They shall not be bound by any rule of procedure. They shall be entitled to undertake any off-site or on-site investigation and summon any person to appear before them.

2.25.2.6
The deliberations of the arbitrators shall lead to a decision stating the grounds of the said decision. If the latter is not unanimous, it shall reproduce the position of each of the arbitrators.

2.25.2.7
If within sixty (60) days after the notification of the dispute, no out of court settlement shall have been made, the dispute may be referred for court arbitration in accordance with Clause
2.25.3 hereafter.

2.25.3    COURT ARBITRATION

In default of an out of court settlement, any dispute arising from this contract shall be finally settled under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by one or more arbitrators appointed under such rules.

2.25.3.1
The place of the said arbitration shall be Abidjan, Cote d'Ivoire.

2.25.3.2
The French Language shall be used.

2.25.3.3
Ivorian Law shall be applicable.

Article 2.26 - Act of God   Special Risks

2.26.1    ACT OF GOD

An event shall only be deemed to be an Act of God if it is unforseen, irresistible, beyond the control of the parties, it can neither be anticipated nor prevented and if it makes it absolutely impossible for the parties to fulfill their commitments.

None of the parties shall default in his contractual obligations in so far as the execution of the latter shall have been delayed or prevented by an Act of God.

If an event of Act of God is deemed by the Employer to have occurred, the CONTRACTOR shall be authorized to request a fair compensation supported with all the corresponding supporting documents.

Any dispute over the occurrence of an Act of God shall be settled in accordance with the provisions of Article 2.25 of the PTC.

If the CONTRACTOR should invoke the Act of God Clause, he shall notify the Employer in writing within ten (10) days after the event which led to his notification; the Employer shall, at all events, have a period of thirty (30) days to make his view known.

2.26.2    OTHER PROVISIONS

The CONTRACTOR shall not be entitled to any indemnification on losses, damage or injury caused through negligence, improvidence.
lack of resources or fraud.

The CONTRACTOR must take all the necessary steps, and at his own expense, to ensure that his supplies, equipment and field installations are not carried away or damaged by storms, floods and any atmospheric phenomena.

The CONTRACTOR shall not avail himself of the right, either to forego his contractual obligations or lay any claims, any subjections which may result from the simultaneous execution of other works.

2.26.3    Special Risks

Notwithstanding all the provisions of the PTC the CONTRACTOR shall not be liable to nor pay compensation for injuries, death, destruction or damages of structures, temporary structures or properties of the Employer or a third party directly or indirectly resulting from acts of war (declared or otherwise), hostility, invasion, enemy operation, revolution, rebellion, insurrection, military or civilian usurpation of power, civil war, uprising or disorders (excluding the CONTRACTOR's employees). These risks are generally defined hereinafter by the term "Special Risks".

The Employer shall safeguard the CONTRACTOR against the special risks indicated hereof. He shall indemnify the latter for any real losses or damages caused to his property intended for the execution of the works.

Article 2.27 - Works and Supplies by Force Account

2 27.1    BASIS FOR REMUNERATION OF WORKS BY FORCE ACCOUNT

The CONTRACTOR shall furnish the MAIN CONTRACTOR, if the need should arise, workers and tools as well as necessary materials and equipment for works by force account.
Expenses taken into account shall be the following:

     a)   Salaries and Wages
          Salaries and wages shall be refunded to the CONTRACTOR on the basis of actual hours done, including overtime at rates applicable to professional categories specified in the Interprofessional Collective Agreement of Cote d'Ivoire of 20 July 1977, including social benefits and legal entitlements.

     b)   Supplies
          Supplies expenses shall be reimbursed upon the production of vouchers established without VAT in so far as the CONTRACTOR shall be able to get a refund for the tax.

     c)   Equipment
          The equipment shall only be taken into account for hours of actual work. The cost of the equipment shall be repaid in the form of a lease using rates established by the Direction du Materiel des Travaux Publics (DMTP) of Cote d'Ivoire. Bare equipment shall be paid for in accordance with coefficients of posts 1-2-3-4-8 established for a normal 8-hour working day.

          These coefficients apply to the purchase value of new equipment prevailing at the main place of use, possibly including the tax and customs provisions in this contract.

          The leasing rates thus calculated shall be updated on January 1 of each year to take into account variations in the purchase price of the equipment.

          Each effective overtime hour shall be paid as one-eighth (1/8th) of the cost of a normal day of lease.

          Salaries and wages of the controlling staff shall be refunded according to the provisions of paragraph a)
          Salaries and Wages.

     d)   Fuel and Constituents
          Expenses shall be reimbursed on the basis of purchase value in so far as the CONTRACTOR can reclaim the VAT.

     e)   Lumpsum Increase
          A lumpsum increase of six point twenty-five percent (6.25%) shall be applied to expenses under paragraphs
          a), b), c) and d) above to cover all overheads (notably accident insurance on workers and third parties) and entitlements.

     f)   VAT
          All expenses for works by force account shall attract
          VAT at rates in force on the date of the establishment of the corresponding detailed account.

2.27.2    Limitation of Works by Force Account

The obligation of the CONTRACTOR to carry out works by force account shall only apply within the constraints of total expenditure not exceeding two percent (2%) of the basic price of the contract.

Sums paid to the CONTRACTOR as a result of the application of this Article shall not apply to articles of these particular terms and conditions concerning variations in the volume and nature of works.

In case of exceeding the limitation of two percent (2%) fixed above, the contractual increase of six point twenty-five percent
(6.25%) shall be carried beyond this limit to ten percent (10%).

Article 2.28 - Works Under Controlled Expenses

The expenses concerned shall be the following:

     a)   Salaries
          Special expenses on senior expatriate staff with a hundred percent (100%) which shall cover all related expenses: travel, housing, miscellaneous allowances, leave, insurance, gratification, social expenses, etc. This increase shall be applied on the basic staff salary. Salaries of the staff not considered under the previous category shall be reimbursed to the CONTRACTOR on the basis of actual hours of work done, including possible overtimes at the rates applicable to professional categories specified in the Interprofessional Collective Agreement of Cote d'Ivoire of 20 July 1977, including social benefits and legal entitlements.

     b)   Supplies
          Expenses for supplies shall be reimbursed upon production of invoices established without VAT in so far as the CONTRACTOR may reclaim the tax.

     c)   Equipment
          Equipment shall only be considered in terms of actual hours done.

          The cost of equipment shall be repaid in the form of a lease using rates established by the Direction du Materiel des Travaux Publics (DMTP) of Cote d'Ivoire. Bare equipment shall be paid for in accordance with coefficients 1-2-3-4 established for a normal 8-hour working day.

          These coefficients apply to the purchase value of new equipment at the place of use, possibly including the tax and customs provisions in this contract.

          The leasing rates thus calculated shall be updated on January 1 of each year to take into account variations in the purchase price of the equipment.

          Each effective overtime hour shall be paid as one-eighth (1/8th) of the cost of a normal day of lease.

          Salaries and wages of the controlling staff shall be refunded according to the provisions of paragraph a)
          Salaries and Wages.

     d)   Fuel and Constituents
          Expenses shall be reimbursed on the basis of basic purchase value in so far as the CONTRACTOR can reclaim the VAT.

     e)   Lumpsum Increase
          A lumpsum increase of six point twenty-five percent
          (6.25%) shall apply to expenses under paragraphs a), b) and c) above to cover all overheads (notably accident insurance on workers and third parties) and entitlements.

     f)   VAT
          All expenses for works by controlled expenses shall attract a VAT at rates in force on the date of establishment of corresponding detailed account.

Article 2.29 - Miscellaneous Reimbursements - Authority to
               Contractor

The MAIN CONTRACTOR may request the CONTRACTOR to substitute for the Employer in the payment of suppliers appointed by the MAIN
CONTRACTOR for a number of expenses which are directly related to the contract and limited to the following.

     - installation of inspection mission (construction of offices by a company other than the holder of the contract, procurement of office supplies and furniture, procurement of laboratory equipment),
     -    purchase of vehicles,
     -    studies on current site,
     -    works pertaining to LOT B.

To this end, the MAIN CONTRACTOR shall give prior authority to the CONTRACTOR to pay the bills concerned, or place orders and follow up on them in his behalf. The bills shall be made in the name of the MAIN CONTRACTOR.

The MAIN CONTRACTOR shall fully reimburse on the basis of authority, under a separate heading called Miscellaneous
Reimbursements in the provisional breakdowns.

For his substitution duties, the CONTRACTOR shall receive a remuneration of six point twenty-five percent (6.25%) of the value of the invoice.

The total miscellaneous reimbursements shall be inclusive of VAT at rates applicable at the time of establishment of the corresponding detailed account.

Article 2.31 - Domicile - Correspondence

For the execution of this contract, the CONTRACTOR and Employer shall elect domicile at their respective head offices. Within fourteen (14) days following the contract, the CONTRACTOR shall convey the MAIN CONTRACTOR the address of a Representative in Cote D'Ivoire who shall receive all correspondence relating to the contract. He shall reserve the right to change this Representative by notifying the MAIN CONTRACTOR but shall undertake to keep the Representative in Cote D'Ivoire until the final acceptance.

All correspondence between parties concerned with this contract should be made either by a letter signed by a person duly authorized by the initiating party or by telegram, fax or telex immediately confirmed by letter. Such correspondence must be written in French or accompanied by a translation in French.

Correspondence shall be sent to the following addresses or any other that the parties shall notify each other and, notably, for the CONTRACTOR, to the address of the representative in Cote d'Ivoire.

For EMPLOYER
Ministere de la Communication
01 BP V 138, Abidjan 01
Republic of Cote d'Ivoire
Telex: 23501
Fax (225) 22-22-97 ATTN: Honorable Minister of Communications

For the CONTRACTOR
Communications Satellite Corporation
COMSAT Systems Division
22300 Comsat Drive
Clarksburg, Maryland 20871
United States of America
Telex 44-06-96
Fax: (1) (301) 428-7747
ATTN: Vice President Contracts

To establish that a prior notice, notice, notification or other correspondence shall have been duly made, it shall be necessary to prove its reception by the other party which may be presumed on the basis of an acknowledgment of receipt, or delivery certificate for registered mail or a delivery receipt signed and dated by a person who shall be authorized by the addressee, regardless of the form.

Article 2.32 - Entry into Force and Validity of Contract

This contract for the rehabilitation and extension of the radio and television broadcast network shall only enter into force when all the precedent conditions outlined below shall have been fulfilled:

a) signing of a financing agreement between the State of Cote d'Ivoire, an American Bank acting as lender and EXIMBANK as guarantor;

b) signing of an agreement between the CONTRACTOR and Employer on the modalities of execution of and payment for works of LOT B which shall take account of the provisions of the aforementioned financing agreement;

c) fulfillment of the set of conditions prior to the use of financing, notably handing over to the lending bank the certificate indicating the EXIMBANK approval of the mode of disbursement chosen.

Parties to the contract shall undertake to ensure severally and collectively to work towards the timely implementation of the conditions listed above. In the event of non-fulfillment of all the conditions by January 31, 1993 and, unless the parties agree to an extension time or forgo the unexecuted conditions, this contract shall be deemed to be null and void.

It shall be valid only after notification by the MAIN CONTRACTOR of its approval by the rightful authority.

                              Done in Abidjan January 20, 1993
Read and Approved
(in writing)

The CONTRACTOR                The MINISTER OF COMMUNICATION

                              By: /s/P. Serrey-Eiffel
                              P. Serrey-Eiffel
/s/Kenneth Hoch               Le Directeur General de la DCGTx
                              for The Minister of Communication

Stamped by                    Approved under No 93.0001
The DIRECTOR GENERAL OF       MINISTER RESPONSIBLE FOR
IVORIAN RADIO AND TELEVISION  ECONOMY, FINANCE TRADE
BROADCAST                     AND PLANNING

EXHIBIT 10(y)(i)

             [TRANSLATED FROM THE ORIGINAL DOCUMENT IN FRENCH]


                       REPUBLIC OF THE IVORY COAST
                       Union - Discipline - Labor

                               - - - - - -

                        MINISTRY OF COMMUNICATION





          NATIONWIDE RADIO AND TELEVISION BROADCASTING COVERAGE





                             AMENDMENT NO. 1





              IVORY COAST RADIO AND TELEVISION BROADCASTING





             MANAGEMENT AND SUPERVISION OF LARGE-SCALE WORKS





                              JANUARY 1994

REPUBLIC OF THE IVORY COAST
Union - Discipline - Labor
MINISTRY OF COMMUNICATION



                 Contract No.              :  93.0001
                 Contracting Company       :  COMSAT
                 Signed on                 :
                 Approved on               :  01/18/93
                 Notification given on     :
                 Starting date of work     :  10/06/93
                 Turn-around time          :  18 mos.
                 Term of guarantee         :  1 yr.



Amount of initial contract
      exclusive of tax & customs           :  $36,000,000
Amount of Amendment No. 1
      exclusive of tax & customs           :  $ 1,768,562
Total amount exclusive of tax & customs    :  $37,768,562
Amount of customs duties                   :  $ 8,165,492
Amount of VAT (25% rate)                   :  $11,483,514
Amount of stamp duties and
      registration fees                    :  $     1,600
Amount of contract all taxes included      :  $57,419,168
Escrow                                     :      7%
Definitive security                        :      3%



         NATIONWIDE RADIO AND TELEVISION BROADCASTING COVERAGE

             AMENDMENT NO. 1 TO CONTRACT NO. 93.0001
                        OF JANUARY 18, 1993

                           DOCUMENT NO. 1

             IVORY COAST RADIO AND TELEVISION BROADCASTING

             MANAGEMENT AND SUPERVISION OF LARGE-SCALE WORKS

BETWEEN
THE IVORY COAST GOVERNMENT

Represented by the MINISTER OF COMMUNICATION hereinafter referred to as:
"SPONSOR",

                                                        ON THE ONE HAND,
AND

The Company "Communications Satellite Corporation (COMSAT)".

Main office:  22300 COMSAT DRIVE, CLARKSBURG, MARYLAND 20871 USA

Legal form:  Incorporated Company under United States Law

Represented for the purposes of these presents by Mr. Kenneth
HOCH, Vice-President,

Acting in the name of and on behalf of this COMPANY by virtue of a power of attorney dated  .......1992 attached to the present contract, hereinafter referred to as:  "THE CONTRACTOR",

                                                        ON THE OTHER HAND

THE FOLLOWING HAS BEEN AGREED AND DECIDED:

ARTICLE 1 - OBJECT OF THE AMENDMENT

     The object of the present Amendment No. 1 to the Nationwide
Radio and Television Broadcasting Coverage Contract is:

     1) The decision to execute the optional section already provided for in Article 1.1.2.2 of the CCCP (Particular
          Clauses and Conditions, Doc. No. 2) of the initial contract.

          Execution of the optional section comprises installing the Transmitting Station at ZOUKOUGBEU to replace that of ISSIA.

     2) The amount of Lot B, the methods of payment of which were governed in the initial contract by Article 2.29, has been changed to a fixed, non-revisable, total lump-sum of 9,657,562 (nine million six-hundred fifty seven thousand, five hundred sixty two) US Dollars and will be paid in pursuance of Article 2.10 of the initial contract.

ARTICLE 2 - CONTRACT DOCUMENTS

     Documents No. 4 and 5 of the initial contract are cancelled and replaced with Document No. 5 and 6 of the present Amendment.

     The list below enumerates in order of importance the contract documents constituting the amendment:

Document No. 1:     The present amendment.
Document No. 2:     Documents No. 1 and 2 listed under Article
                    1.4 of the CCCP (Particular Clauses and
                    Conditions) of the initial contract.
Document No. 3:     The CPTP (Technical Specifications) of the
                    initial contract to the extent that they do
                    not depart from the data sheets approved by
                    the Architect.
Document No. 4:     Specifications for all elements of the new
                    transmitting stations and overhauling of
                    existing stations.
Document No. 5:     Breakdown of the new total lump-sum price of
                    Lot A.
Document No. 6:     Breakdown of the new total lump-sum price of
                    Lot B.
Document No. 7:     All plans of project buildings and sites.

ARTICLE 3 - AMOUNT OF AMENDMENT TO CONTRACT

The amount of Amendment No. 1 is 1,768,562 (one million, seven hundred sixty-eight thousand, five hundred sixty two) US Dollars, broken down as follows:

     -    optional section of Lot A     :    $1,111,000
     -    optional section of Lot B     :    $  657,562
                                             ----------
          TOTAL                         :    $1,768,562

ARTICLE 4 - AMOUNT OF INITIAL CONTRACT AND ITS AMENDMENT NO. 1

     The amount of the contract and its Amendment No. 1 comes out to 37,768,562 (thirty-seven million, seven hundred sixty-eight thousand, five hundred sixty two) US Dollars, broken down as follows:

1)   Lot A     :    $28,111,000
2)   Lot B     :    $ 9,657,562
                    -----------
     TOTAL          $37,768,562

     1) The breakdown of the total lump-sum price of Lot A is contained in Document No. 5 attached to the present amendment.

     2) The breakdown of the total lump-sum price of Lot B is contained in Document No. 6 attached to the present amendment,

     -    New buildings            :    $5,212,891
     -    Renovations              :    $1,162,118
     -    COCODY electricity       :    $  154,755
     -    Foundations              :    $1,074,325
     -    Studies and Management   :    $2,053,473
                                        ----------
          TOTAL                    :    $9,657,562

ARTICLE 5 - TURN-AROUND TIME

     The turn-around time and penalties for lateness laid down in
Article 2.6 of the contract remain unchanged.

ARTICLE 6 - DEFINITIVE SECURITY

     Article 2.15 of the CCCP (Particular Clauses and Conditions) setting the amount of the definitive security at 3% of the amount of the contract increased by the amount of the amendments remains unchanged.

     The Contractor is requested to make up the security within twenty (20) days after the date of notification of the present amendment.

ARTICLE 7 - ESCROW

     Article 2.16 of the CCCP (Particular Clauses and Conditions) setting the amount of escrow at 7% of the amount of the work remains unchanged.

ARTICLE 8 - STAMP DUTIES AND REGISTRATION FEES

     The present Amendment is subject to stamp and registration formalities.

     The CONTRACTOR will be responsible for paying the stamp duties and registration fees to which the contract is subject.

ARTICLE 9 - OTHER CLAUSES

     The clauses of the initial contract remain applicable in all points that do not depart from the prescriptions of the present
Amendment.

ARTICLE 10 - (LAST): APPROVAL OF AMENDMENT NO. 1

     The present Amendment will be definitive only after notification is given of the competent AUTHORITY's approval thereof.
Drawn up at Abidjan on January 1994

Read and approved
(handwritten endorsement)


THE CONTRACTOR                THE MINISTER OF COMMUNICATION

/s/Kenneth Hoch

                              Approved under No.

Initialed by the GENERAL      THE DEPUTY MINISTER UNDER THE
MANAGER OF IVORY COAST        MINISTER OF ECONOMY, FINANCES,
RADIO AND TELEVISION          TRADE AND PLANNING
BROADCASTING

EXHIBIT 10(aa)

                                                               UAL Contract
                                                                 No. 115990

                              LEASE AGREEMENT

     THIS LEASE made and entered into this 8th day of June, 1993, by and between COMSAT CORPORATION, through its COMSAT Mobile Communications business unit, a District of Columbia corporation, having its principal place of business at 22300 Comsat Drive, Clarksburg, MD 20871, (hereinafter referred to as "LESSOR"), GTE AIRFONE INCORPORATED, a Delaware corporation, having its principal place of business at 2809 Butterfield Road, Oak Brook, IL 60522 (hereinafter referred to as "Lessee's Contract Administrator") and UNITED AIR LINES INC., a Delaware corporation, having its principal place of business at 1200 East Algonquin Road, Elk Grove Township, IL 60007, (hereinafter referred to as "LESSEE").

                                WITNESSETH:

     WHEREAS, Lessor shall have available for lease 74 shipsets of satellite communications equipment (hereinafter referred to as "Equipment"); and

     WHEREAS, Lessor desires to lease the Equipment to Lessee under the terms and provisions set forth below; and

     WHEREAS, Lessee desires to lease the Equipment from Lessor under the terms and provisions set forth below; and

     WHEREAS, Lessee has appointed GTE Airfone to be Lessee's
Contract Administrator of this Agreement; and

     WHEREAS, Lessee's Contract Administrator has been selected by Lessee to provide air-ground telecommunications service to Lessee's passengers aboard certain of Lessee's aircraft; and

     WHEREAS, Lessee's Contract Administrator has agreed to provide certain equipment for telephony services over its system and to assist in the procurement of the Equipment (as defined herein) for telephony services over the INMARSAT System.

     NOW THEREFORE, in consideration of the foregoing and the mutual promises and covenants contained herein, Lessor and Lessee hereby agree as follows:

SECTION 1.     EQUIPMENT PROCUREMENT.

     1.01 The Lessor hereby leases to the Lessee and the Lessee hereby leases from the Lessor, the Equipment, together with all accessories attached thereto or used in connection therewith. (Equipment list is attached hereto as Exhibit A.)

     1.02 The initial term ("Initial Term") of this Lease shall commence on the date the Equipment is first installed under the regular installation schedule on Lessee's aircraft (the "Effective Date") and shall continue for a period of nine (9) years thereafter, provided that in the event there is a deviation from the installation schedule such that more than 10% of the aircraft hereunder will remain unequipped beyond the first two years of the Initial Term (the "Later Installed Aircraft") then the parties shall agree on a mutually acceptable extension of the Initial Term with respect to the Later Installed Aircraft.

     1.03 Lessor shall purchase the equipment listed on Exhibit
          B, at Lessee's cost set forth therein, from Lessee for inclusion in the shipsets of Equipment provided hereunder.

SECTION 2.     RENTAL.

     2.01 Lessor shall provide up to seventy four (74) complete shipsets (as identified in Exhibit A) of Equipment at a maximum cost to Lessor of two hundred seventy thousand dollars ($270,000.00) per shipset. Procurement beyond 74 shipsets is an option if desired by Lessee. On an aircraft by aircraft basis upon installation of the Equipment, and upon receipt from Lessee of notice of Lessee's installation of the Equipment and identifying the Equipment to be installed on each aircraft, Lessor shall forward payment to the equipment supplier for that shipset of Equipment.

SECTION 3.     PAYMENT OF RENTAL.

     3.01 Upon installation of the Equipment on each aircraft, Lessee's Contract Administrator shall program Lessor as highest priority choice in all ocean regions served by Lessor on the "Owner's Preference Table" for the Equipment on that equipped aircraft.

     3.02 Upon installation of the Equipment on each aircraft, Lessee's Contract Administrator shall pay to Lessor, as rental for the Equipment, on behalf of Lessee, an amount equal to the previously agreed rental amount. Such rental shall be the sole liability of Lessee's Contract Administrator and shall at no time become a liability of Lessee.

     3.03 All rental payments shall be due and payable on a quarterly basis in accordance with the terms of the carrier to carrier agreement between Lessee's Contract
          Administrator and Lessor.

     3.04 It is agreed between the parties that the Lessor shall sell such Equipment to Lessee (at Lessee's option) at any time during the lease period, for a sum equal to the net book value (as defined in Exhibit C attached hereto) of such Equipment at the time of the exercise of this option. In the event Lessee exercises this option prior to the end of the lease term, Lessee shall be responsible for any early pay-back penalty required by Lessor's financing arrangement. It is further stipulated that Lessee must, to exercise this option, inform Lessor, in writing, of its intent to purchase the Equipment ninety (90) days prior to the date Lessee wishes to exercise the option.

     3.05 If Lessee's Contract Administrator does not make the quarterly rental payments when due, Lessor may charge Lessee's Contract Administrator an additional sum of EIGHTEEN (18%) PERCENT per annum or the maximum amount allowed by law, whichever is less, for each and every late rental payment. Such interest shall be the liability of Lessee's Contract Administrator and shall at no time become a liability of Lessee.

SECTION 4.     INSTALLATION, MAINTENANCE & REPAIR.

     4.01 Lessee shall be responsible for performing all installations of the Equipment on Lessee's aircraft and for all expenses associated therewith.

     4.02 As between Lessor and Lessee, Lessee accepts the Equipment in its delivered condition and, during the term of this Lease and until return and delivery of the Equipment to Lessor or until purchase of Equipment by Lessee pursuant to Section 3.04 above, Lessee shall maintain and keep the Equipment on each aircraft in good repair and operating order and shall repair, at its own expense, any damage to the Equipment. Lessee shall maintain a sufficient number of spare parts to properly maintain the Equipment.

SECTION 5.     EXPENSES.

     5.01 Lessee shall bear all operating and maintenance costs including, but not limited to: Equipment maintenance, replacement and repair, and insurance premiums for all insurance coverage required by this Lease. Lessee further agrees to keep the Equipment in (a) fully operational, duly certified and airworthy condition at all times; and (b) mechanical condition adequate to comply with all regulations of the FCC, FAA, INMARSAT, and any other Federal, state or local governing body, domestic or foreign, having jurisdiction over the maintenance, use or operation of the Equipment. All replacement parts supplied by Lessee shall be of the same quality as the replaced part and type approved by the manufacturer. Lessee shall also cause the Equipment to be regularly inspected by qualified experts of its choice and to immediately correct, repair of replace any dangerous condition, malfunction or worn part which may be discovered at any time. Lessor shall bear the costs of modifications or upgrades mandated by airworthiness directives and mandatory operational modifications.

SECTION 6.     LAWFUL USE.

     6.01 Lessee shall during the term of this Lease and until return and delivery of the Equipment to Lessor, abide by and conform to, and cause others to abide by and conform to all laws, governmental orders, and rules and regulations, including future amendments thereto pertaining to or affecting operations or use of said Equipment. Further, the Equipment will not be maintained, used or operated in violation of any law or any rule, regulation or order of any government or governmental authority having jurisdiction (domestic or foreign), or in violation of any airworthiness certificate, license or registration relating to the Equipment or its use, or in violation or breach of any representation or warranty made with respect to obtaining insurance on the Equipment or any term or condition of such insurance policy.

SECTION 7.     MISCELLANEOUS PROVISIONS.

     7.01 Alterations. Excepting modifications required under manufacturer's service bulletins, Lessee shall not in any way alter, modify, remove or make additions or improvements to the Equipment without the prior written consent of Lessor. All alterations, modifications, additions and improvements which are made shall become the sole and exclusive property of Lessor and shall be subject to all terms of this Lease.

     7.02 Liens. The Lessee shall not directly or indirectly create, incur, assume or suffer to exist any liens on or with respect to (a) the Equipment or any part thereof, (b) the Lessor's title thereto or, (c) any interest of the Lessor therein. The Lessee shall promptly, at its own expense, take such action as may be necessary to duly discharge any such lien, except
          (a) the respective rights of the Lessor and the Lessee as herein provided, and (b) liens created by the Lessor.

     7.03 Inspection. Lessor or its designee shall have the right, but not the duty, to inspect the Equipment at any reasonable time and upon reasonable notice, wherever the aircraft on which the Equipment is installed may then be located. Upon Lessor's request, Lessee shall advise Lessor of the aircraft's location and, within a reasonable time, shall furnish Lessor with all information, documents and Lessee's records regarding or in respect to the Equipment and its use, maintenance or condition.

SECTION 8.     TITLE TO EQUIPMENT.

     8.01 (a) Lessor shall at all times retain the sole and exclusive right, title and possessory interest in and to any and all Equipment installed on any of the aircraft or otherwise in Lessee's possession.
          Notwithstanding the foregoing, Lessor shall transfer to

          Lessee, upon payment therefore in accordance with
          Section 3.04 above, the sole and exclusive right, title and possessory interest in and to the Equipment and all items that are permanently affixed to any aircraft as a result of any alteration, modification, addition or improvement, as provided for in Section 7.01 above.

          (b) Upon any termination of this Lease or disposition of an aircraft on which any Equipment is installed prior to expiration of the term hereof, Lessee shall provide written notice to Lessor of any disposition of an equipped aircraft, as soon as reasonably possible. Lessor shall, within thirty (30) days thereof, notify Lessee and Lessee's Contract Administrator in writing of its desire to remove such Equipment from the aircraft to which such termination of disposition relates and Lessor and Lessee shall cooperate in good faith in the removal of such Equipment.

          (c) Upon receipt by Lessee or Lessee's Contract Administrator of the notice provided for in Subsection
          8.01 (b), Lessee shall, during a period commencing upon the date of receipt of the notice and ending one hundred and twenty (120) days thereafter, provide Lessor with a reasonably sufficient amount of continuous, uninterrupted access to the relevant aircraft on which such Equipment is installed, to permit Lessor to remove any or all of the Equipment aboard such aircraft. Such access will be at such times and locations as Lessor and Lessee shall mutually agree upon in writing. If Lessor and Lessee agree upon a schedule for removal of the Equipment and Lessor fails to remove the Equipment from such aircraft and such failure is not caused, directly or indirectly, by Lessor and Lessor and Lessee cannot in good faith agree upon a new schedule within the one hundred and twenty
          (120) day period referred to above, Lessor shall forfeit its right to remove any Equipment from the relevant aircraft. Notwithstanding the foregoing, nothing herein shall be construed or interpreted as a waiver or forfeiture by Lessor of any rights to, or interest in, any trade secrets, patents, intellectual property, Confidential Information, or other intangible right or interest represented by or embodied in any Equipment. Lessor and Lessee shall each bear their respective costs and expenses of removal of any Equipment, unless such removal is due to an Event of Default, as specified in Section 13, in which case the Lessee shall be solely responsible for the reasonable costs and expenses of both parties related to such removal.

     8.02 Lessee shall have the obligation to ensure that any leasing agreements between Lessee and any third party, which are applicable to any of the aircraft upon which the shipsets of Equipment will be installed, are modified to reflect that the sole and exclusive right, title and possessory interests in and to such Equipment on any aircraft by aircraft basis remains with Lessor until such time as termination of this Lease or purchase of the Equipment by the Lessee. Lessor shall have the further right to review pertinent parts of amendments to all such leasing agreements between Lessee and any third party prior to installation of Equipment on such aircraft.

     8.03 Neither Lessee nor others shall have the right to incur any mechanic's or other lien in connection with the repair or maintenance of said Equipment and Lessee agrees that neither it nor others will attempt to convey or mortgage or create any lien of any kind or character against the Equipment or do anything to take any action that might mature into such a lien.

SECTION 9.     RISK OF LOSS AND INSURANCE.

     9.01 Lessee shall provide and maintain insurance on the Equipment in such company or companies as Lessor shall approve, with Lessor being named as an additional insured, (a) against loss or damage from any cause or causes to the Equipment in the amount of the replacement cost of the Equipment, and (b) against liability for personal injuries, death or property damages, or any of them, under Lessee's presently existing standard policy.

     9.02 In the event a claim is made with regard to an insured event, Lessee agrees to pay Lessor any deductible amounts as provided in such policies. Such insurance shall not be subject to any offset by any other insurance carried by the Lessor or the Lessee.

     9.03 In the event of loss or of damage to the Equipment, Lessee shall immediately report such loss or damage to Lessor, to the insurance companies underwriting such risk and to all applicable governmental agencies, Federal and state, and Lessee shall furnish such information and execute such documents as may be required to collect the proceeds from the insurance policies. The rights, liabilities and obligations of the parties regarding such proceeds shall be as set forth in Subsection 9.04 below.

     9.04 In the event that, in the opinion of the Lessor, the Equipment is lost, stolen, damaged beyond repair, confiscated, seized or its use appropriated by any government or instrumentality thereof, the proceeds of the insurance policy or policies shall be payable to Lessor. In the event Lessor does not receive insurance proceeds in an amount equal to the replacement cost within one hundred twenty (120) days from the date of the event of loss or damage, Lessee shall promptly pay Lessor the full amount of the replacement cost, and provided that (a) no Event of Default shall have occurred hereunder, and (b) Lessee shall not have breached any of its representations, warranties or agreements under such insurance policy or policies, Lessee shall be subrogated to the rights of Lessor to the extent, but only to the extent, of such payment. For purposes of this Subsection 9.04 only, Lessee's Contract Administrator will not be required to make rental payments for the period the Equipment is not available. Lessor will allow Lessee to cancel the Agreement in this eventuality as to the affected Equipment or, at the option of the Lessor, Lessee will be provided with another shipset of Equipment within a reasonable time thereafter.

     9.05 In the event the Equipment is partially damaged, in the opinion of the Lessor, then this Lease shall remain in full force and effect and Lessor shall use the insurance proceeds to repair the Equipment. Lessor shall direct and must approve all repairs made to the Equipment.

     9.06 Lessee hereby appoints Lessor as Lessee's attorney-in-fact to make proof of loss and claim for and to receive payment of and to execute or endorse all documents, checks or drafts in connection with all policies of insurance in respect of the Equipment.

SECTION 10.    LESSOR'S WARRANTIES.

     10.01 Lessor warrants that it has the right to lease the Equipment to Lessee, and that Lessor will do nothing to disturb Lessee's full right of possession and enjoyment thereof and the exercise of all the Lessee's rights with respect thereto as provided by this Agreement. HOWEVER, LESSOR MAKES NO WARRANTIES OR REPRESENTATIONS, EXPRESS OR IMPLIED, AS TO ANY MATTER WHATSOEVER, INCLUDING, WITHOUT LIMITATION, THE CONDITION OF THE EQUIPMENT, ITS MERCHANTABILITY OR ITS FITNESS FOR ANY PARTICULAR PURPOSE. LESSOR SHALL PASS THROUGH TO LESSEE ANY AND ALL WARRANTIES LESSOR RECEIVES FROM THE EQUIPMENT MANUFACTURER.

SECTION 11.    ASSIGNMENT AND SUBLEASE.

     11.01 The Lessee may not sublet the Equipment nor shall Lessee assign this Agreement without the prior written consent of Lessor. Once installed in an aircraft, the Equipment may only be transferred to other aircraft providing the same service within Lessee's fleet unless otherwise agreed to in writing by Lessor. Such limitation shall not prevent Lessee from replacing equipment for maintenance.

SECTION 12.    INDEMNITY.

     12.01 Lessee shall be responsible and liable for, indemnify Lessor against, hold Lessor free and harmless from any claim or claims of any kind whatsoever for or from, and promptly pay any judgment for, any and all liability for personal injuries, death or property damages, or any of them, which arise or in any manner are occasioned by the intentional acts or negligence of the Lessee or others in the custody, operation or use of said Equipment during the term of this Lease.

SECTION 13.    LESSEE'S DEFAULT.

     13.01 The following events shall constitute "Events of Default" on the part of the Lessee hereunder:

          (a) Any breach or failure of the Lessee to observe or perform any of the obligations specifically required of Lessee hereunder and the failure to correct such default within thirty (30) days after written notice hereof by Lessor to Lessee, or Lessee's Contract
          Administrator; or

          (b) If any writ or order of attachment or execution or other legal process is levied on or charged against said Equipment and is not vacated or satisfied within thirty (30) days; or

          (c) The making of an assignment by Lessee for the benefit of its creditors or the admission of Lessee, in writing, of its inability to pay its debts as they become due; or

          (d) The insolvency of Lessee or the filing by or against Lessee of a petition in bankruptcy; or

          (e)  The adjudication of lessee as bankrupt; or

          (f) The filing by Lessee of any petition seeking for itself a reorganization, arrangement, composition, readjustment of its debts, liquidation, dissolution or similar relief under any law relating to the relief of debtors or insolvents.

SECTION 14.    LESSOR'S REMEDIES.

     14.01 Upon the happening of any Event of Default hereunder, Lessor may, at its sole election, declare a default under the Lease and take possession of said Equipment wherever located, with court order or other process of Law, Lessee hereby consenting to entry upon its premises for such purpose and waiving all damages related to the AES equipment caused by such taking of possession and agreeing that such taking does not constitute termination of this Lease as to any other Equipment unless Lessor expressly notifies Lessee thereof in writing. The above waiver of damages shall not include a waiver of Lessee's rights in the event Lessor damages the aircraft on which the Equipment is located while taking possession of the Equipment.

SECTION 15.    WAIVER.

     15.01 No covenant or condition of this Lease can be waived except by the written consent of Lessor. Forbearance or indulgence by Lessor in any regard whatsoever shall not constitute a waiver of the covenant or condition to be performed by Lessee to which the same may apply, and, until complete performance by Lessee of such covenant or condition, Lessor shall be entitled to invoke any remedy available to Lessor under this Lease despite such forbearance or indulgence. Upon Lessee's failure to perform any of its duties hereunder, Lessor may, but shall not be obligated to, perform any or all such duties, and Lessee shall pay an amount equal to the expense thereof to Lessor forthwith upon demand by Lessor.

SECTION 16.    ADDITIONAL DOCUMENTS.

     16.01 If Lessor shall so request, Lessee shall execute and deliver to Lessor such documents as Lessor shall deem necessary or desirable for purposes of recording or filing to protect the interest of Lessor in the said Equipment.

SECTION 17.    AMENDMENTS.

     17.01 This Lease shall not be amended, altered or changed except by a written agreement signed by both Lessor and Lessee.

SECTION 18.    TIME OF THE ESSENCE.

18.01  Time is of the essence in this Lease.

SECTION 19.    ENTIRE AGREEMENT.

     19.01 The terms and conditions of this Lease constitute the entire agreement between the parties and supersedes all prior written and oral negotiations, representations and agreements, if any, between the parties and upon execution hereof, this Lease shall be binding upon them, their successors, assigns and legal representatives.

SECTION 20.    NOTICES.

     20.01 Any notices required to be given under this Agreement shall be sufficient if in writing and given personally or mailed, by registered or certified mail, return receipt requested, directed to the attention of the party involved at its respective address set forth below, or at such address as such party may provide in writing from time to time:

     LESSOR:
          COMSAT Corporation
          COMSAT Mobile Communications
          22300 COMSAT Drive
          Clarksburg, MD  20871
          ATTN:  Vice President - Human Resources,
                    Contracts and Administration

     LESSEE'S AGENT:
          GTE Airfone Incorporated
          3809 Butterfield Road
          Oak Brook, IL  60522
          ATTN:  Vice President - Marketing

     LESSEE:
          United Air Lines Inc.
          Maintenance Operations Center
          San Francisco International Airport
          San Francisco, CA  94128
          Attn:
          Designated Contract Representative:     Director of Maintenance
                                                  Purchasing
          Designated Marketing Representative:    Manager-System Aircraft
                                                  Maintenance & Control
     OR:
          United Air Lines Inc.
          P.O. Box 66100
          Chicago, IL  60666
          Attn:
          Designated Marketing Representative:    Staff Executive
                                                  - Aircraft
                                                  Interiors

SECTION 21.    APPLICABLE LAW.

     21.01 This Lease is made, executed and delivered in the State of Illinois and shall be governed and construed for all purposes under and in accordance with the laws of the State of Illinois, without giving effect to conflict of laws principles which might refer such interpretation to the laws of a different State of jurisdiction.

SECTION 22.    SEVERABILITY.

     22.01 In the event that any one or more of the provisions of this Lease shall for any reason be held invalid, illegal or unenforceable, the remaining provisions of this Lease shall be unimpared.

SECTION 23.    RETURN OF EQUIPMENT.

     23.01 At the termination of this Lease, whether by expiration of time or for any other cause, in the event that the option contained in Section 3.04 is not exercised by the Lessee, the Equipment shall be delivered by Lessee to Lessor at Lessor's address in Section 20.01, or to such other address as Lessee is authorized to deliver the Equipment by an officer of Lessor.

     23.02 Lessee will return the Equipment to Lessor in the same condition as received, normal wear and tear excepted, and upon return any Lessee corporate identification or logo in or on the Equipment shall be removed by Lessee. In the event Lessee does not return the Equipment in such condition, Lessor may make any repairs necessary to restore the Equipment to such condition, and Lessee agrees, upon demand, to reimburse Lessor for any expense related to such restoration.

SECTION 24.    SUCCESSION.

     24.01 This Lease shall be binding upon Lessee, its successors, assigns and/or any other entity which may succeed to the assets, operations or consolidation by merger of such parties, sale or the transfer of substantially all the assets of Lessee for any reason whatsoever.

     IN WITNESS WHEREOF, the duty authorized representatives of the parties hereto have executed this Agreement effective as of the date first above written.

GTE AIRFONE INCORPORATED         COMSAT CORPORATION

                                 BY: COMSAT Mobile Communications
    /s/Horace A. Lindsay             /s/Arthur E. Gelven
BY:______________________        BY:______________________

       President                        Vice President, Human
                                        Resources, Contracts and
                                        Administration
TITLE:___________________       TITLE:____________________

       Horace A. Lindsay                Arthur E. Gelven
PRINTED NAME:____________       PRINTED NAME:_____________

    /s/Brenda A. McNabb                 June 3, 1993
BY:______________________       DATE:_____________________

       Assistant Secretary
TITLE:___________________

       Brenda A. McNabb
PRINTED NAME:____________

        6/8/93
DATE:____________________


UNITED AIR LINES, INC.

    /s/C. E. Doyle
BY:______________________

       Director, Maintenance Purchasing
TITLE:___________________

              C. E. Doyle
PRINTED NAME:____________

         6/4/93
DATE:____________________

                                 EXHIBIT C

For the purposes of Section 3.04 of this Lease Agreement, "Net
Book Value" is defined as: cost less accumulated depreciation, depreciated over an eight (8) year period.

EXHIBIT 10(bb)

                         TELEX SERVICES AGREEMENT

     This Agreement No. CMC-SA-93/167 is hereby entered into this first day of July, 1993, by and between COMSAT Mobile Communications of COMSAT Corporation, a corporation organized and existing under the laws of the District of Columbia and having its principal office located at 22300 COMSAT Drive, Clarksburg, MD 20871 ("COMSAT"), and American Telephone and Telegraph company, a corporation of the State of New York, doing business as AT&T Easylink Services, with a place of business at 400 Interpace Parkway, Parsippany, New Jersey 07054 ("AT&T").

                                WITNESSETH

     WHEREAS, COMSAT offers mobile satellite communications services to and from mobile stations via the Inmarsat satellite system and COMSAT's land earth stations and switching facilities;
and

     WHEREAS, AT&T provides, among other thinks, telex communication services worldwide; and

     WHEREAS, COMSAT and AT&T desire jointly to interconnect their facilities to as to permit the exchange of telex traffic between mobile earth stations and land points within the United
States and international points served by AT&T;

     NOW, THEREFORE, in consideration of the foregoing and the covenants hereinafter set forth, COMSAT and AT&T agree as follows:

1.   Interconnection of Facilities

     A. COMSAT and AT&T agree to interconnect their telex facilities to permit users of AT&T telex searches to send and receive messages via the Inmarsat system provided by COMSAT, including any traffic from AT&T which originates from any domestic connecting carrier's subscribers in the United States and is routed via AT&T's facilities for delivery to a mobile earth station.

     B. In connection with traffic originating from an international point that transits the U.S. and is destined for a mobile earth station, AT&T and COMSAT shall jointly make appropriate interconnection arrangements with foreign administrations to implement and facilitate the use of COMSAT's services as provided for herein.

     C. For traffic originating at mobile earth stations, COMSAT shall honor routing designated by the originating caller, except that COMSAT shall transmit to any interconnecting carrier all traffic from mobile earth stations destined to subscribers of that carrier's network.

     For international calls whose routing has not been designated by the originating caller ("undesignated traffic"), AT&T shall receive from COMSAT a minimum of twenty (20) percent of such undesignated traffic per month, such percentage reflecting the fact that, as of the date of execution of this Agreement by both Parties, AT&T is one of five carriers interconnecting with COMSAT for such traffic. Should the number of interconnected carriers change, AT&T shall receive from COMSAT a minimum of such undesignated traffic equivalent to AT&T's representative share of the total number of carriers interconnected with COMSAT. Should the Federal Communications Commission ("FCC") subsequently approve the implementation of a proportionate return mechanism for the allocation of undesignated traffic, COMSAT shall deliver such traffic to AT&T in accordance with a mutually agreed upon proportionate return formula.

     D. AT&T shall maintain COMSAT as its preferred choice for all fixed-to-mobile traffic.

     E. AT&T shall deliver domestic originating telex traffic destined for termination through the Inmarsat system to United States land earth stations, as required by FCC regulatory policy.

     F. Each Party shall be responsible for providing and maintaining, at its own expense, the equipment and circuits located on its side of the point of interconnection. The Parties shall cooperate in the detection and correction of problems which may not be capable of being immediately isolated to a specified segment of a circuit.

     G. AT&T shall provide prompt assistance, as needed, to customers using or attempting to use the COMSAT mobile satellite communications services on a priority not less than that which they accord their other service activities and their customers for those services.

     H. Each Party shall be responsible for (a) the transmission to the other Party of signals in accordance with CCITT Recommendations, and (b) for the transmission of signals received from the other Party over its facilities and to any interconnecting carrier, foreign administration or subscriber, as appropriate.

2.   Charges

     A. For the services provided by AT&T hereunder, COMSAT agrees to pay those charges set forth in Article 3 B.(i) below.

     B. For those services provided by COMSAT hereunder, AT&T agrees to pay those charges set forth in Article 3 B.(ii) below.

     C. Telex rates to customers of COMSAT or AT&T are the sole responsibility of the billing carrier. Any tariff changes affecting services provided in conjunction with this Agreement shall be provided by the Party making the changes to the other Party prior to the filing of such changes with the FCC.

3.   Accounting and Settlement

     A. The Parties shall exchange accounting statements on a monthly basis within thirty (30) days after the end of the traffic month. Settlement of net balances shall be made on a quarterly basis within thirty (30) days following the end of the traffic quarter. No allowance shall be made in the accounts for uncollectible amounts. Settlement of net balances for overseas originated traffic will be on a quarterly basis within thirty (30) day following the end of the traffic quarter.

     B. The procedures for settlement between AT&T and COMSAT for traffic terminating or originating at mobile earth stations shall be as follows:

          i. For mobile-to-fixed telex traffic billable by COMSAT to mobile subscribers, COMSAT shall credit to AT&T the amounts due at AT&T's normal terminating interconnect rates less twenty percent (20%).

          ii. For fixed-to-mobile telex traffic chargeable at U.S. land points, AT&T shall credit to COMSAT the amounts due at COMSAT's terminating interconnect rate of $3.50 per minute.

          iii. For telex traffic chargeable at overseas land points, AT&T will arrange for connecting overseas correspondents to collect the applicable charges for the combined services and to credit AT&T with AT&T's share of the applicable international charges plus an amount equal to COMSAT's share of the interconnect rate, which latter amount AT&T shall credit to COMSAT.

          AT&T shall use reasonable efforts to identify such mobile satellite communications traffic by ocean region and traffic month in the accounting statements exchanged.

5.   Term

     This Agreement shall become effective as of the date set forth above and shall continue in full force and effect until terminated by either Party by not less than six months notice in writing to the other Party, or is replaced by a superseding Agreement between the Parties.

6.   Publicity

     During the term of this Agreement, COMSAT and AT&T will entertain proposals by each to the other for joint advertising of the services provided under this Agreement under terms and conditions mutually acceptable to both Parties.

7.   Liability

     Neither Party nor its parent corporation, subsidiaries, affiliates, or suppliers, or any of its parent corporation's subsidiaries or affiliates shall be liable to the other for incidental, special, indirect or consequential damages or loss of revenues or profits resulting from failure to provide telecommunications services or facilities as called for hereunder, or for any loss of damage sustained by reason of any failure in or breakdown of the communications facilities or interruption of the same associated with functioning of the services covered by this Agreement no matter what the cause.

8.   Assignment

     Neither Party may assign this Agreement without the prior written consent of the other Party, except to its parent, an affiliate or subsidiary in connection with the transfer of responsibility for the service provided under this Agreement.

9.   Trademarks

     Nothing in this Agreement shall create in either Party any rights in the trademarks, tradenames, insignia, symbols, identification and logotypes used by the other Party. Before either Party uses any such marks of the other Party, it shall obtain the prior, written consent of the other Party.

10.  Confidentiality

     Except as required by governmental agency, neither Party shall disclose customer and billing information or its participation in this undertaking or any terms and condition of this Agreement or any other agreement between the Parties without the prior written consent of the other Party.

11.  Notices

     Any notices required or permitted to be given pursuant to this Agreement shall be considered properly given when sent via registered courier, telex, or fax to the following addresses, respectively, or to such other addresses as the Party concerned may hereafter designate in writing.

     To COMSAT:     COMSAT Mobile Communications
                    22300 COMSAT Drive
                    Clarksburg, MD  20024
                    Attention:  Director, Contracts

     To AT&T:       AT&T EasyLink Services
                    400 Interpace Parkway
                    Parsippany, New Jersey 07054
                    Attention:  Robert Jones
                    Vice President & General manager
                    AT&T Easylink Telex SBU

12.  Governing Law

     This Agreement shall be governed by and construed according to the law of Maryland, United States of America.

13.  Severability

     If any term or provision of this Agreement shall be found to be illegal or unenforceable, then such term or provision shall be deemed stricken, and the remainder of this Agreement shall continue in full force and effect.

14.  Waiver

     No term or provision hereof shall be deemed waived by either
Party unless such waiver shall be in writing and signed by that Party.

15.  Amendment

     Any amendment to this Agreement shall be in writing and shall be executed by authorized representatives of the Parties hereto.

16.  Entire Agreement

     This Agreement and the Attachments hereto constitute the complete and entire understanding of the Parties with respect to the subject matter hereof, superseding all prior oral and written negotiations, representations and agreement.

     IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed as of the day and year first shown above.

AT&T Easylink Services        Communications Satellite Corporation
                              COMSAT Mobile Communications

    /s/Robert F. Jones            /s/Arthur E. Gelven
By:____________________       By:____________________

      Robert F. Jones               Arthur E. Gelven
Name:__________________       Name:__________________

       V.P. & Gen. Mgr.             Vice President, Human
                                    Resources, Contracts and
                                    Administration
Title:_________________       Title:_________________

      7-28-93                       August 3, 1993
Date:__________________       Date:__________________

EXHIBIT 10(cc)

                             A G R E E M E N T


     This Agreement is made by and between American Telephone and Telegraph Company ("AT&T"), a United States International Service Carrier ("USISC"), and COMSAT Corporation ("COMSAT"), the U.S. Signatory to the International Telecommunications Satellite Organization ("INTELSAT") (hereinafter jointly referred to as the "Parties").

     WHEREAS, AT&T is engaged in the provision of international telecommunications services via satellite; and

     WHEREAS, COMSAT offers INTELSAT space segment capacity to USISCs for international telecommunications services; and

     WHEREAS, COMSAT and AT&T entered into an inter-carrier contract on October 8, 1987, specifying the rates, terms and conditions relating to AT&T's long-term commitment for utilization of COMSAT's INTELSAT space segment capacity for IMTS circuits ("1987 Agreement"); and

     WHEREAS, the 1987 Agreement was filed with the Federal
Communications Commission ("FCC") pursuant to Section 211 of the
Communications Act and as part of CC Docket 87-67; and

     WHEREAS, the 1987 Agreement was accepted by the FCC in all material respects as consistent with the public interest, and was relied upon by the FCC as a basis for withdrawing all loading guidelines applicable to AT&T's IMTS circuits; and

     WHEREAS, the 1987 Agreement was amended on May 16, 1988, and that amendment was also filed with and accepted by the FCC; and

     WHEREAS, the Parties continue to believe, as stated in the 1987 Agreement, that marketplace forces rather than regulatory determinations can and should govern the relationship between them; and

     WHEREAS, the Parties have decided to replace the 1987 Agreement, as amended, with a new inter-carrier contract based upon AT&T's current and future utilization of COMSAT's INTELSAT space segment capacity for telecommunications services, and have decided to maintain certain prior commitments arising from the 1987 Agreement, as amended, as specified herein;

     NOW, THEREFORE, in consideration of and in reliance upon the mutual promises set forth below, AT&T and COMSAT hereby agree as follows:

                                 ARTICLE I
                            PURPOSE AND INTENT

     The purpose of this Agreement is to implement the Parties' mutual understanding with respect to AT&T's current and future utilization of COMSAT's INTELSAT space segment capacity for telecommunications services. It is the intent of COMSAT and AT&T that this Agreement comply with all laws and international obligations of the United States. Consistent with that intent, nothing herein shall preclude COMSAT from reaching similar agreements for circuits with other USISCs, and nothing herein shall preclude AT&T from placing traffic not covered by this Agreement on whatever telecommunications facilities it should select.

                                ARTICLE II
                                DEFINITIONS

     The terms used in this Agreement are defined as follows:

          1. Additional Circuits. Digital Bearer Circuits activated by AT&T on the INTELSAT system via COMSAT on or after January 1, 1992 for 10-year lease terms, including, but not limited to, circuits other than Base Circuits that AT&T committed to take pursuant to the 1987 Agreement, as amended.

          2. Base Circuits. The 5,716 Digital Bearer Circuits activated by AT&T on the INTELSAT system via COMSAT prior to January 1, 1992, each of which circuits AT&T committed to take for 10-year lease terms pursuant to the 1987 Agreement, as amended.

          3. Bulk Offering. The offering by COMSAT to AT&T of three 36 MHz allotments pursuant to the rates, terms and conditions specified in this Agreement.

          4. Date of Activation. The month, day and year on which a particular FM Circuit or Digital Bearer
               Circuit is placed in service.

          5.   Derived Circuits.  Circuits created from Digital
               Bearer Circuits by means of Digital Circuit
               Multiplication Equipment (DCME).

          6. Digital Bearer Circuits. 64 Kbps equivalent circuits used to carry public-switched traffic (including IDR and TDMA circuits, but excluding private line circuits); these circuits may or may not be aggregated into larger digital carriers, e.g., 2.048 Mbps.

          7.   Efficiency Factor.  The maximum number of Derived
               Circuits that may be provided through a Digital
               Bearer Circuit.

          8. FM Circuits. 4 Khz analog circuits associated with analog carriers using Frequency Division
               Multiple Access and Frequency Modulation.

          9. Growth Traffic. Voice-Grade Circuits above and beyond those existing at a given point in time.

          10. IDR Circuits. 64 Kbps equivalent international digital route circuits associated with digital carriers using Quadrature Phase Shift Keying
               (QPSK) modulation.

          11. IMTS (International Message Telecommunications Service). International switched-voice service, as defined by the FCC to include AT&T's 800 service-overseas, but excluding dedicated private line service.

          12. Large Standard A Earth Station. An earth station having a gain-to-noise temperature ratio ("G/T") at least equal to 40.7 dB/K (in the U.S.) and at least equal to 39 dB/K (at the foreign end).

          13. Revised Standard A Earth Station. An earth station having a gain-to-noise temperature ratio
               ("G/T") at least equal to 35 dB/K.

          14. Satellite Circuits. Voice-Grade Circuits provided by COMSAT to AT&T and carried on the INTELSAT system.

          15. TDMA/DNI Circuits. 64 Kbps equivalent digital circuits providing Time Division Multiple Access service using digital non-interpolation equipment providing a clear 64 Kbps channel.

          16. TDMA/DSI Circuits. 64 Kbps equivalent digital circuits providing Time Division Multiple Access service using digital speech interpolation equipment with encoding at both ends.

          17. Voice-Grade Circuits. IMTS circuits on any long-haul transmission medium consisting of FM
               Circuits, Digital Bearer Circuits not using DCME, and Derived Circuits.

                                ARTICLE III
                       PREVIOUSLY-COMMITTED CIRCUITS

     A. The Parties agree that certain obligations under the 1987 Agreement, as amended, shall be incorporated into this Agreement and shall continue to apply. The Parties agree that the provisions of Articles VI-A and VI-B of the 1987 Agreement, as amended (which Articles placed limits on the percentage of digital circuits relative to total IMTS traffic that could be activated by AT&T) shall not be among those that continue to apply, and COMSAT hereby waives any claim it might have based on such limits having been previously exceeded. The obligations under the 1987 Agreement, as amended, that shall continue to apply are set forth in Paragraphs B through J of this Article.

     B. In addition to the Growth Traffic that AT&T has already placed on the INTELSAT system via COMSAT pursuant to the 1987 Agreement, as amended, AT&T shall place on the INTELSAT system via COMSAT at least 30% of its Voice-Grade Circuits from Growth Traffic during each of the following time periods: July 1, 1993 through June 30, 1994, and July 1, 1994 through June 30, 1995. AT&T shall activate Satellite Circuits during each of these time periods in such a way as to achieve an even growth of such circuits throughout the time period, or its mathematical equivalent in terms of satellite circuit months.

     C. Except as provided in Paragraph D of this Article, at no time during the period from the effective date of this Agreement through June 30, 1995 shall AT&T reduce the total number of Voice-Grade Circuits obtained from COMSAT below the levels required by Paragraph B of this Article. However, subject to Paragraph H of this Article, AT&T shall have the flexibility to redistribute its circuits geographically among the regions of the world in order to meet its operational needs without cancellation penalty.

     D. In the event of a net decrease in AT&T's total requirements for Voice-Grade Circuits during either the period from July 1, 1993 through June 30, 1994 or the period from July 1, 1994 through June 30, 1995, and only to the extent of that net decrease, AT&T may remove cable and Satellite Circuits from service in direct proportion to the percentage which cable and Satellite Circuits represent of the total number of AT&T circuits in service at the time, subject to the following conditions: (i) AT&T shall first promptly notify COMSAT of its intent to remove circuits from service and provide COMSAT with appropriate verification of the net decreases in AT&T's total requirements for Voice-Grade Circuits; (ii) AT&T shall remove cable and Satellite Circuits from service in an even manner throughout the year so as to assure that deactivations are equitably distributed between the two media; (iii) AT&T shall only remove Satellite Circuits from service in sequence, beginning with the earliest activated AT&T Satellite Circuits and proceeding on a "first in, first out basis"; (iv) Satellite Circuits removed from service shall be subject to the cancellation penalties set forth in
Article IV-C of this Agreement; and (v) once AT&T again begins to have Growth Traffic for any July through June period, such growth shall be activated by means of cable and Satellite Circuits in the same manner in which the circuits were removed from service until such time as the number of Satellite Circuits is equal to the levels achieved before AT&T experienced the net decrease referred to above. At such time, the provisions of Paragraph B of this Article shall reapply.

     E. The Efficiency Factors used by AT&T to determine the maximum number of Derived Circuits that can be provided through Digital Bearer Circuits shall not exceed the following: (i) from July 1, 1993 through June 30, 1994, 4.28:1; and (ii) from July 1, 1994 through June 30, 1995, 4.29:1. Examples of the applications of Paragraphs B and E of this Article are provided in Paragraph I below.

     F. Should AT&T elect to activate more Voice-Grade Circuits on the INTELSAT system than are required under Paragraph B of this Article for the time period from July 1, 1993 through June 30, 1994 (by, for example, placing 35% of Growth Traffic on COMSAT's INTELSAT space segment during that time period rather than the 30% required by Paragraph B), such circuits may be in any combination of FM and Digital Bearer Circuits necessary to meet AT&T's operational needs and will not be subject to Paragraph E of this Article for that time period. AT&T will identify such circuits in the semi-annual report referred to in Paragraph G of this Article. If such circuits are short-term (e.g., monthly), they may be canceled at any time without penalty, but may not be credited against the number of Voice-Grade Circuits that would be required under Paragraph B of this Article to be placed on the INTELSAT system via COMSAT during the succeeding time period from July 1, 1994 through June 30, 1995. If such circuits are multi-year circuits, they may either (1) be canceled at any time subject to the cancellation penalties set forth in Article IV-C of this Agreement, or (2) be credited against the number of Voice-Grade Circuits that would be required under Paragraph B of this Article to be placed on the INTELSAT system via COMSAT during the succeeding time period from July 1, 1994 through June 30, 1995, provided that such circuits when activated shall be subject to Paragraph E of this Article, and shall otherwise be treated in the same manner as regular Satellite Circuits under Paragraphs B and H of this Article.

     G. AT&T shall provide COMSAT through June 30, 1995 with semi-annual reports, certified by an appropriate representative of AT&T, showing (on a regional basis, and in the same form as it has since implementation of the 1987 Agreement, as amended) the total number of Voice-Grade Circuits on cable, satellite and any other media, and their further apportionment into FM, Digital Bearer Circuits not using DCME and Derived Circuits.

     H. All IDR and TDMA/DNI Bearer Circuits activated by AT&T in fulfillment of the requirements of Paragraph B of this Article shall be subject to a 10-year lease commitment. The 10-year lease term for IDR and TDMA/DNI Bearer Circuits shall run from the Date of Activation of such circuit, and that term shall apply in full both to new IDR and TDMA/DNI Bearer Circuits and to IDR and TDMA/DNI Bearer Circuits converted from FM Circuits.
However, the geographical substitution of one circuit for another in order to accommodate AT&T's operational needs shall not trigger the start of a new lease term or cancellation penalty.

     I. Consistent with and subject to the foregoing Paragraphs, following is an explanation summarizing the methodology to be used in determining the number of Satellite Circuits to be maintained by AT&T during each of the time periods July 1, 1993 through June 30, 1994 and July 1, 1994 through June 30, 1995:

     1. The starting point for the calculations will be the total AT&T Voice-Grade Circuits on all facilities as of June 30, 1993 (assuming that, as of that date, AT&T has met its commitment under the 1987 Agreement, as amended, to place at least 30% of its Voice Grade Circuits from Growth Traffic on the INTELSAT system via COMSAT during the period from July 1, 1992 through June 30, 1993; if it has not, AT&T will add enough Satellite Circuits to meet that commitment and such added circuits will be included in the calculation of the starting point, but this will not delay this Agreement from going into effect and will not affect the expiration date specified in Paragraph J below).

     2. The total Growth Traffic in AT&T's IMTS circuits during the period from July 1, 1993 through June 30, 1994 will be multiplied by 30% to determine the portion of such growth that will be placed on the INTELSAT system via COMSAT.

     3. The satellite Growth Traffic obtained in 2 above (i.e., 30% of total Growth Traffic) is then added to the number of Satellite Circuits as of June 30, 1993 to determine the minimum number of Satellite Circuits as of June 30, 1994.

     4. The number of FM Satellite Circuits as of June 30, 1994 is subtracted from the total number of Satellite
          Circuits as of that date.

     5. The number of Satellite Circuits not including FM Circuits as of June 30, 1994 is then divided by the Efficiency Factor of 4.28:1 to determine the minimum number of Digital Bearer Circuits (to be billed) that must be activated by June 30, 1994.

     6. The above methodology also will be applied for the period from July 1, 1994 through June 30, 1995, using a
          30% growth percentage and an Efficiency Factor of 4.29:1.


     J. The provisions set forth in Paragraphs B through I of this Article shall expire on June 30, 1995, provided, however, that: (1) consistent with Article IX of this Agreement, all applicable rates, terms and conditions for each circuit leased pursuant to the provisions of this Article shall survive until the expiration of that circuit's lease term; and (2) if AT&T removes any Satellite Circuits from the INTELSAT system prior to June 30, 1995 pursuant to Paragraph D of this Article, AT&T's obligation to restore those circuits once it again begins to have growth traffic shall not expire until December 31, 2003.

                                ARTICLE IV
                       BASE AND ADDITIONAL CIRCUITS

     A. COMSAT's rates for AT&T's Base Circuits shall be reduced as of July 1, 1993 to the levels specified in Attachment A, which is appended hereto and made part of this Agreement. The rates in Attachment A are for Base Circuits provided via INTELSAT Revised Standard A Earth Stations. Base Circuits transmitted through standard earth stations with lower G/T values shall be subject to the rate adjustment factors specified in Attachment B, which is also appended hereto and made part of this Agreement. In addition, the Parties agree that, from July 1, 1993 through December 31, 1997, a discount of 10% below the rates specified in Attachment A shall be applied to Base Circuits transmitted through Large Standard A Earth Stations at both ends.

     B. COMSAT's rates for AT&T's Additional Circuits shall be reduced to the levels specified in Attachment C, which is appended hereto and made part of this Agreement. The rates in Attachment C are for Additional Circuits provided via all INTELSAT Standard A earth stations. Additional Circuits transmitted through standard earth stations with lower G/T values shall be subject to the rate adjustment factors specified in Attachment B.

     C. As of July 1, 1993, COMSAT's charge for early termination of Base Circuits and Additional Circuits shall be a flat fee of $6,880 per 64 Kbps equivalent circuit, plus 45% of the balance due at the time of early termination.

     D. Notwithstanding Paragraph C of this Article, AT&T reaffirms that it will not cancel any Digital Bearer Circuits committed pursuant to Article III of this Agreement or already in place under the 1987 Agreement, as amended, until July 1, 1995 at the earliest, except as provided under Article III-D above.

     E. The Parties agree that the rates and early termination charges set forth in this Article and in Attachments A through C supersede any conflicting provisions in COMSAT World Systems Tariff F.C.C. No. 1. All other terms and conditions for AT&T's Base Circuits and Additional Circuits shall be the same as those specified in COMSAT World Systems Tariff F.C.C. No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement.

                                 ARTICLE V
                               BULK OFFERING

     A. COMSAT hereby agrees to provide, and AT&T commits and agrees to lease from COMSAT for a 10-year term commencing as of July 1, 1993, the following 36 MHz bandwidth allotments to be used for U.S. traffic:




[blank space intended]






     B. COMSAT's rates for each of the three 36 MHz allotments provided pursuant to the Bulk Offering described in this Article shall be $189,000 per month from January 1, 1994 through December 31, 1996, and $165,000 per month for the remainder of the lease term. As of the effective date of this Agreement, however, there is substantial non-AT&T traffic located in these allotments that will constrain AT&T's ability to utilize them fully. The parties recognize that it will take some time to relocate this non-AT&T traffic consistent with INTELSAT's standard relocation procedures. Therefore, until this relocation is complete, COMSAT will prorate its lease price such that, if there are X non-AT&T circuits being leased from COMSAT in a given allotment, the lease price for that allotment will be ((540-X)/540) x $189,000 (or $165,000, as applicable) per month.

     C. For the purpose of converting part of the traffic requirements under Article III above to the leasing of the three 36 MHz allotments described in this Article, and for the additional purpose of establishing termination charges for those allotments, each 36 MHz allotment lease will be considered the equivalent of 540 64 Kbps circuits. Consistent therewith, COMSAT and AT&T hereby agree that, by the end of 1993, the three 36 MHz allotment leases may absorb up to 827 of AT&T's existing 10-year Additional Circuits. The conversion of up to 827 Additional Circuits under this Paragraph shall not be considered early termination, and early termination charges shall not apply thereto. Existing circuits outside the allotments that have not been leased for multi-year terms may be moved into the allotments at any time, and new circuits (including Additional Circuits not yet activated as of the effective date of this Agreement) may be activated inside the allotments at any time. Once inside the allotments, circuits may not be counted in determining the appropriate block rates for AT&T under Article IV-B and Attachment C of this Agreement.

     D. The Parties agree that, in consideration of AT&T's total commitment under this Agreement, COMSAT shall provide the three 36 MHz allotments described in this Article free of charge for the period from July 1, 1993 through December 31, 1993.
Beginning January 1, 1994, the charges specified in Paragraph B of this Article will apply.

     E.  COMSAT's charge for early termination for each of the 36
MHz allotments described in this Article shall be a flat fee of 540 x $6,880 per 64 Kbps equivalent circuit, plus 45% of the balance due at the time of early termination.

     F. Notwithstanding Paragraph E of this Article, AT&T agrees that it will not cancel any of the 36 MHz allotments committed pursuant to this Article until July 1, 1998 at the earliest.

     G. INTELSAT's technical lease definitions, as set forth in the IESS documents that COMSAT routinely provides to AT&T, will apply to the lease of the three 36 MHz allotments described in this Article, and COMSAT and INTELSAT must approve transmission plans for each circuit located in the allotments in advance of service activation.

     H. The Parties recognize that, during the lease term of the three 36 MHz allotments described in this Article, the particular satellites listed in paragraph A of this Article may be replaced by other INTELSAT satellites. In such cases, a transponder of different connectivity may be substituted for the replaced transponder upon mutual agreement of the Parties.

     I. The Parties agree that the rates, early termination charges, and other terms and conditions specified in this Article supersede any conflicting provisions in COMSAT World Systems Tariff F.C.C. No. 1. All other terms and conditions for the circuits provided pursuant to the Bulk Offering described in this Article shall be the same as those specified in COMSAT World Systems Tariff F.C.C. No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement.

     J. Any request by AT&T during the term of this Agreement for additional allotments beyond the three 36 MHz allotments specified in this Article shall be the subject of a separate agreement with respect to price and terms when and if such a request is made.

                                ARTICLE VI
                           MOST FAVORED CARRIER

     A. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer AT&T rates, terms and conditions for Base Circuits that are no less favorable than the rates, terms and conditions it makes available, after the effective date of this Agreement, to any other USISC for Digital Bearer Circuits activated prior to January 1, 1992. In the event that, during the term of this Agreement, COMSAT makes available to another USISC rates, terms and conditions for Digital Bearer Circuits activated prior to January 1, 1992 that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to AT&T in writing and, if accepted by AT&T in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

     B. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer AT&T rates, terms and conditions for Additional Circuits that are no less favorable than the rates, terms and conditions it makes available, after the effective date of this Agreement, to any other USISC for Digital Bearer Circuits activated or on after January 1, 1992. In the event that, during the term of this

Agreement, COMSAT makes available to another USISC rates, terms and conditions for Digital Bearer Circuits activated on or after January 1, 1992 that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to AT&T in writing and, if accepted by AT&T in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

                                ARTICLE VII
                      CUSTOMER/SUPPLIER RELATIONSHIP

     In recognition of COMSAT's unique expertise and experience in international satellite telecommunications, the high quality of its services, its performance as U.S. Signatory to INTELSAT, and the Parties' good working relationship over the past three decades, AT&T agrees that it shall treat COMSAT as a preferred supplier and shall give it an opportunity to supply additional satellite capacity not covered by this agreement, provided however that, consistent with Article I above, nothing shall preclude AT&T from placing such traffic on other facilities.

                               ARTICLE VIII
                                 REMEDIES

     A. In the event that COMSAT materially breaches Article IV-A or IV-B of this Agreement, AT&T shall be entitled to damages in an amount equal to the difference between the rates AT&T paid and the rates specified in Attachments A and C for the number of Base Circuits or Additional Circuits involved.

     B. In the event that COMSAT materially breaches Article V-B or V-D of this Agreement, AT&T shall be entitled to damages in an amount equal to the difference between the rates AT&T paid and the rates specified in Article V-B and V-D for the number of 36 MHz allotments involved.

     C. In the event that COMSAT materially breaches Article VI of this Agreement, AT&T shall be entitled to damages in an amount equal to the difference between the rates AT&T paid for the circuits covered by this Agreement and the rates AT&T would have paid for those circuits if COMSAT had not breached Article VI.

     D. In the event that AT&T materially breaches Article III or IV-D of this Agreement, COMSAT shall be entitled to damages in an amount equal to the revenues that COMSAT would have realized if AT&T had activated Base and Additional Circuits in accordance with its prior commitments to COMSAT and then canceled those circuits on July 1, 1995.

     E. In the event that AT&T materially breaches Article V-A or V-F of this Agreement, COMSAT shall be entitled to damages in an amount equal to the revenues that COMSAT would have realized if AT&T had activated the three 36 MHz allotments in accordance with the provisions of this Agreement and then canceled those allotments on July 1, 1998.

     F. In the event that AT&T materially breaches Article VII of this Agreement, COMSAT shall be entitled prospectively to charge AT&T for Base Circuits and Additional Circuits at the highest rate specified for such circuits in COMSAT World Systems Tariff F.C.C. No. 1 as of the effective date of this Agreement.

     G. In no event shall either Party be entitled to damages or other remedies under this Article unless it provides the other Party with notice and a reasonable opportunity to cure within sixty (60) days of the date when the Party claiming breach either knew or should have known of the event giving rise to the alleged breach.

                               ARTICLE IX
                             TERM OF AGREEMENT

     The term of this Agreement shall commence upon execution of the Agreement by both Parties and shall run through December 31, 2003, provided, however, that all applicable rates, terms and conditions for each circuit leased pursuant to the provisions of this Agreement (or its predecessor, the 1987 Agreement, as amended) shall survive until the expiration of that circuit's lease term. Thus, for example, the rates, terms and conditions for an Additional Circuit activated on January 1, 1995 would remain in effect until December 31, 2004.

                                ARTICLE X
                                FCC REVIEW

     The Parties shall jointly submit this Agreement to the FCC within thirty (30) days of execution pursuant to Section 211(a) of the Communications Act, and shall request confidential treatment for any competitively sensitive information contained herein. If any FCC proceeding is initiated with respect to the entry into force of this Agreement, the Parties agree to cooperate fully in seeking a prompt and favorable resolution of such proceeding. Although this Agreement is effective as of its signing date in order to implement rate reductions beneficial to the public as soon as practicable, the Parties recognize that the FCC has reserved the right within ninety (90) days to take actions affecting the provisions herein, and accordingly, the Parties agree that any FCC-mandated changes shall be retroactive to the effective date of this Agreement. However, in the event that such changes materially alter the substance of this Agreement, the Parties shall promptly seek to renegotiate the affected provisions thereof.

                                ARTICLE XI
                            DISPUTE RESOLUTION

     If any dispute arises with respect to the interpretation, implementation or termination of this Agreement, the Parties will use their best efforts to resolve the matter amicably, including recourse to the highest levels of management in their respective organizations. If such efforts fail to resolve the dispute within a reasonable time, the Parties agree to present that dispute to the American Arbitration Association in Washington, D.C. for binding resolution in accordance with that Association's Commercial Rules of Arbitration, or in lieu of arbitration, to utilize another mutually agreeable means of alternative dispute resolution (ADR). Each Party shall bear all of its own costs incurred in utilizing arbitration or other ADR mechanism.

                                ARTICLE XII
                             ENTIRE AGREEMENT

     This Agreement (including its attachments and those portions of COMSAT's tariffs which are incorporated by reference) replaces the 1987 Agreement, as amended, and constitutes the entire agreement between the Parties as to AT&T's utilization of COMSAT's INTELSAT space segment capacity for telecommunications services; it is intended as the complete and exclusive statement of the terms of the agreement between the Parties, and supersedes all previous understandings, commitments or representations by or between the Parties with respect to its subject matter.

                               ARTICLE XIII
                       REPRESENTATIONS OF AUTHORITY

     Each Party to this Agreement hereby represents and warrants to the other that it is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation; that it has appropriate approvals and direction from its Board of Directors to empower it to enter into and perform its obligations under this Agreement; and that it has taken all requisite corporate action to approve the execution, delivery, and performance of this Agreement.

                                ARTICLE XIV
                            BINDING OBLIGATION

     A. This Agreement, when executed and delivered, shall be a legal, valid and binding obligation of COMSAT and AT&T, and shall bind all successors, permitted assigns and U.S. subsidiaries of the Parties.

     B. The provisions of this Agreement are for the benefit only of the Parties hereto and their subsidiaries, successors and permitted assigns, and no other party may seek to enforce, or benefit from, any provision of this Agreement.

     C. Neither Party shall assign or transfer its rights and obligations under this Agreement without the other Party's express written consent, which consent shall not be unreasonably withheld.

     D. The Parties agree that neither of them shall take any action, either directly or indirectly, that would interfere or be inconsistent with the terms of this Agreement.

                                 ARTICLE XV
                                  NOTICES

     All written notices required under this Agreement shall be considered properly given only when sent by registered or certified mail, return receipt requested, to the following addresses, respectively, or to such other addresses as the receiving party may hereafter designate in writing:

     To AT&T:       Arthur N. Sparks
                    Director, IFM
                    AT&T
                    412 Mt. Kemble Ave.
                    Morristown, NJ 07960

     To COMSAT:     Patricia S. Benton
                    Vice President and General Manager
                    COMSAT World Systems
                    6560 Rock Spring Drive
                    Bethesda, MD 20817


     Any period of time referred to herein which is to commence upon notice shall be counted from the date such notice is received as aforesaid.

                                ARTICLE XVI
                                  WAIVERS

     The waiver by either Party of a breach of, or default under, any of the provisions of this Agreement, or the failure of either Party, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right or privilege hereunder, shall not thereafter be construed as a waiver of any subsequent breach or default of a similar nature, or as a waiver of any provision, right or privilege hereunder.

                                ARTICLE XVII
                               MISCELLANEOUS

     A. The article headings and table of contents in this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     B. This Agreement may be amended only in writing by an instrument signed by authorized representatives of both Parties.

     C. This Agreement shall be construed according to the laws of the State of New Jersey.

     D. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all such counterparts together shall constitute one and the same instrument.

     E. This Agreement shall become effective immediately upon execution by both Parties.

     IN WITNESS WHEREOF, each of the Parties hereto has executed this Agreement.

AMERICAN TELEPHONE AND             COMSAT CORPORATION
  TELEGRAPH COMPANY

    /s/ Frank P. Fahey                 /s/ Patricia Benton
By:___________________________     By:___________________________
                                          V.P. and G.M. COMSAT
        Deputy Director                   World Systems
Title: _______________________     Title:________________________

      July 27, 1993                      July 23, 1993
Date:_________________________     Date:_________________________

                               ATTACHMENT A


                            BASE CIRCUIT RATES
                      Per month per activated carrier(1)
                               10-Year Term


Carrier Size             1993-94(2)   1995(3)   1996(4)  1997(5)
- - - ------------             -------   -------   -------  -------
64 Kbps                  $   600   $   540   $   465  $   365
512 Kbps                   4,800     4,320     3,720    2,920
1.544 Mbps                13,920    12,480    10,800    8,400
2.048 Mbps                17,400    15,600    13,500   10,500
6.312 Mbps                49,215    44,125    38,185   29,700
8.448 Mbps                65,625    58,835    50,915   39,600

Per 64 Kbps
equivalent in a
fully-activated
2.048 Mbps carrier       $   580   $   520   $   450   $  350

- - - ------------------------
(1) The rates specified in this Attachment are for services to INTELSAT Revised Standard A Earth Stations.

(2)     The rates in this column shall take effect on July 1, 1993.

(3)     The rates in this column shall take effect on January 1, 1995.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

                               ATTACHMENT B


                          RATE ADJUSTMENT FACTORS
                     for Base and Additional Circuits


Earth Station       Frequency      Minimum        Rate Adjustment
  Standard            Band           G/T              Factor(1)
- - - -------------       ---------      -------        ---------------
Std. B                 C          31.7 dB/K            1.36
Std. F-3               C          29.0 dB/K            2.05
Std. F-2               C          27.0 dB/K            2.92
Std. E-3               Ku         34.0 dB/K            1.68
Std. E-2               Ku         29.0 dB/K            4.94


- - - ------------------
(1) In the event that COMSAT tariffs rate adjustment factors that are more favorable than those listed in this Attachment, the factors tariffed shall be incorporated automatically into this Agreement.

                               ATTACHMENT C
                         ADDITIONAL CIRCUIT RATES
                     Per month per 64 Kbps equivalent
                 in a fully-activated 2.048 Mbps carrier(1)
                               10-Year term

Block              1993-94(2)      1995(3)        1996(4)        1997(5)
- - - ------             -------         ----           ----           ----
Block 1(6)           $495          $495           $450           $350
Block 2(7)            445           445            445            350
Block 3(8)            395           395            395            350
Block 4(9)            350           350            350            350

- - - ---------------
(1) The rates specified in this Attachment are for service to all INTELSAT Standard A earth stations. Rates for fully activated
        2.048 Mbps carriers shall be 30 times the numbers shown above. Rates for carrier sizes other than 2.048 Mbps shall bear the same relationships to the 2.048 Mbps rate as those shown in Attachment A.

(2)     The rates in this column are currently in effect.

(3)     The rates in this column are currently in effect.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

(6) The rates in Block 1 apply to Additional Circuits included among the first 270 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years. The regions are those specified in COMSAT World Systems Tariff F.C.C. No.1 as of the effective date of this Agreement, i.e.: (1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

(7) The rates in Block 2 apply to Additional Circuits included among the next 360 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(8) The rates in Block 3 apply to Additional Circuits included among the next 450 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(9) The rates in Block 4 apply to Additional Circuits included among the Digital Bearer Circuits above 1080 (excluding Base Circuits) leased in a given region for terms of at least five years.

EXHIBIT 10(dd)

     This Agreement is hereby entered into this 1 day of September 1993 by and between COMSAT Mobile Communications of COMSAT Corporation with offices located at 22300 COMSAT Drive, Clarksburg, MD 20871 (hereinafter referred to as "COMSAT"), AND MCI International, Inc. With offices at 2 International Drive, Rye Brook, New York 10573 on behalf of itself and its affiliated entities, (hereinafter referred to as "MCI").

                                WITNESSETH:

     WHEREAS, COMSAT and MCI are communications common carriers and are each subject to the jurisdiction of the Federal
Communications Commission ("FCC"); and

     WHEREAS, COMSAT and MCI agree to exchange services between the various regions covered by the International Maritime Satellite Organization ("Inmarsat") served by COMSAT and points in the United States and international points served by MCI;

     NOW, THEREFORE, in consideration of the foregoing and the covenants hereinafter set forth, COMSAT and MCI agree as follows:

1.   Interconnection of Facilities

     (a) COMSAT and MCI agree to interconnect their facilities to permit the exchange of traffic for the services covered under this Agreement. Such services to be covered are described in Annex I and II hereto, which is hereby incorporated into and made part of this Agreement. The Annex to this Agreement may be modified from time to time subject to mutual agreement of the Parties, and additional Annexes may be added if the Parties so choose.

     (b) MCI shall provide prompt assistance, as needed, to customers using or attempting to use the COMSAT mobile satellite communications services on a basis not less than that which they accord their other service activities and their customers for those services.

     (c)  Each Party shall be responsible for:

          o the transmission to the other Party of signals in accordance with CCITT Recommendations, and

          o the transmission of signals received from the other Party over its facilities and to any interconnecting carrier, foreign administration or subscriber, as appropriate.

2.   Charges

     (a) Rates for services provided hereunder are set forth in Annex I and II, hereto.

     (b) Rates to customers of COMSAT or MCI are the sole responsibility of the billing carrier. Any tariff changes affecting services provided in conjunction with this Agreement shall be provided by the Party making the changes to the other Party not later than the day of filing of such changes with the FCC.

3.   Payment, Accounting and Settlement

     Payment, accounting and settlement shall be accomplished in accordance with the procedures set forth in Annexes I and II.

4.   Existing Agreements

     This Agreement shall supersede and replace the existing negotiated Agreement between COMSAT and MCI International for maritime satellite telephone services dated February 8, 1988, the Agreement between COMSAT and Western Union International dated January 19, 1982, the Agreement between COMSAT and RCA Global Communications, Inc. dated October 26, 1981, and all other existing agreements between COMSAT and MCI International pertaining to the services covered by this Agreement.

5.   Term

     The term of this Agreement shall as set forth in Annexes I and II.

6.   Joint Marketing and Promotion

     During the term of this Agreement COMSAT and MCI will entertain proposals by each to the other for joint marketing and promotion of the services provided under this Agreement under terms and conditions mutually acceptable to both Parties.

7.   Liability

     Neither Party nor its parent corporation, subsidiaries, affiliates, or suppliers, or any of its parent corporation's subsidiaries or affiliates shall be liable to the other for incidental, special, indirect or consequential damages or loss of revenues or profits resulting from failure to provide services or facilities as called for hereunder, or for any loss or damage sustained by reason of any failure in or breakdown of the communications facilities or interruption to same associated with functioning of the services covered by this Agreement no matter what the cause, or from any other causes arising out of this Agreement.

8.   Assignment

     Neither Party may assign this Agreement without the prior written consent of the other Party, except to its parent, an affiliate or subsidiary in connection with the transfer of responsibility for the services provided under this Agreement.

9.   Trademarks

     Nothing in this Agreement shall create in either Party any rights in the trademarks, tradenames, insignia, symbols, identification and logotypes used by the other Party. Before either Party uses any such marks of the other Party, it shall obtain the prior, written consent of the other Party.

10.  Confidentiality

     Except as required by law, or where such information becomes Public without the fault of the disclosing party, neither Party shall disclose customer and billing information or its participation in this undertaking or any of the terms and conditions of this Agreement or any other agreement between the Parties without the prior written consent of the other Party. If disclosure is required by law, the Disclosing Party shall provide advance written notice of such disclosure to the other Party.

     In connection with the provision of services pursuant to this Agreement, COMSAT and MCI may each disclose to the other, certain business, technical, and other information which has been identified to be propriety to the disclosing party of its affiliated companies (hereinafter referred to as "INFORMATION"). For purposes of this Agreement, such INFORMATION shall include, but not be limited to, engineering information, hardware, software, drawings, models, samples, tools, technical specifications, or documentation, in whatever form recorded or orally provided. The Receiving Party shall hold the INFORMATION in confidence during the term of this Agreement or until such time as the INFORMATION has been made publicly available without a breach of this Agreement, or any other agreement by either the Disclosing Party or the Receiving Party or the Disclosing Party requested return thereof. The Receiving Party shall use such INFORMATION only for the purpose of performing this Agreement, shall reproduce such INFORMATION only to the extent necessary for such purpose, shall restrict disclosure of such INFORMATION to its employees or contractor itself, or affiliate companies, with a need to know and inform such employees of the obligations assumed herein, and shall not disclose such INFORMATION to any third party without prior written approval of the other party. The Receiving Party shall apply a standard of care to preserve the confidentiality of the INFORMATION which is no less rigorous than that which it applies to protect the confidential nature of its own confidential material. All customer information exchanged by the Parties shall be used only for the purposes agreed upon by the Parties.

11.  Government Approvals and Compliance with Regulations

     All undertakings and obligations assumed herein by either Party are subject to all necessary governmental licenses and approvals. Moreover, each Party hereby assures the other that it does not intend to, and will not knowingly, violate the laws and regulations applicable to the services provided under this Agreement, including, but not limited to, those pertaining to the provision of telecommunications services and to export control.

12.  Additional Services

     Should COMSAT elect to subscribe to new MCI Services that are not covered by this Agreement, MCI and COMSAT agree to incorporate into this Agreement such new MCI Services at mutually agreeable discount structures based on aggregate usage of MCI
Services.

13.  Technical Descriptions and Performance Definitions

     For each and any particular service contemplated and/or implemented hereunder, MCI and COMSAT agree that prior to installation or commencement of said service, technical discussions will be held by appropriate representatives of MCI and COMSAT. These discussions will entail, at a minimum, definition of specifications of the interconnections, transmission performance and standards, signalling standards, billing arrangements, traffic routing, and any other operational characteristics and technical items requiring clarification. Technical performance standards criteria which must be met will be cited for each service. Results of these discussions shall be confirmed in writing and summarized as technical attachments hereto in a Technical Annex for each service described herein, or any future services which may be added to this Agreement. Should COMSAT and MCI fail to reach timely agreement on the technical issues as described above pertaining to any service contemplated under this Agreement, COMSAT may decline to take part in such service, and COMSAT may seek such services form other suppliers without penalty or claim of violation of any provision of this Agreement. Agreement to the contents of each Technical Annex for each service described must be reached in accordance with the above in order for COMSAT to be eligible for the discounts for that respective service.

     (a)  Order for Services   Furthermore, notwithstanding
     anything to the contrary contained in the Agreement, nothing in this Agreement is to be construed as an order for any particular service, nor shall be so construed, without formal notification to MCI by COMSAT of an order for each specific service described herein and Agreement reached in accordance with this Paragraph 16.

14.  Notices

     Any notices required or permitted to be given pursuant to this Agreement shall be considered properly given when sent via registered courier, telex, or fax to the following addresses, respectively, or to such other addresses as the Party concerned may hereafter designate in writing.

     TO COMSAT:     COMSAT Mobile Communications
                    22300 COMSAT Drive
                    Clarksburg, MD  20871
                    Attention:  Director, Contracts

     TO MCI:        MCI International, Inc.
                    2 International Drive
                    Rye Brook, New York  10573
                    Attention:  Vice President, Finance

15.  Publicity

     Neither Party may issue any press release or other public statement concerning this Agreement or the relationship of the Parties in connection herewith without obtaining the prior written consent of the other Party.

16.  Governing Law

     This Agreement shall be governed by and construed according to the laws of New York, United States of America.

17.  Equal Treatment

     COMSAT agrees to exchange services covered by this Agreement with MCI on terms and conditions substantially similar to those given other carriers providing substantially equivalent service. MCI agrees to exchange services covered by this Agreement with COMSAT on terms and conditions substantially similar to those given other carriers providing substantially similar mobile services.

18.  Severability

     If any term or provision of this Agreement shall be found to be illegal or unenforceable, then such term or provision shall be deemed stricken and replaced by a mutually agreeable substitute provision which is legal and enforceable and the remainder of this Agreement shall continue in full force and effect.

19.  Waiver

     No term or provision hereof shall be deemed waived by either
Party unless such waiver shall be in writing and signed by that Party.

20.  Amendment

     Any amendment to this Agreement shall be in writing and shall be executed by authorized representatives of the Parties hereto.

21.  Entire Agreement

     This Agreement and the attachments hereto constitute the complete and entire understanding of the Parties with respect to the subject matter hereof, superseding all prior oral and written negotiations, representations and agreement.


     In WITNESS WHEREOF, the Parties hereto have caused this Agreement to execute as of the day and year first shown above.

                                   COMSAT Corporation
MCI International, Inc             COMSAT Mobile Communication


By:   /s/William A. Paquin         By:   /s/Arthur E. Gelven
      --------------------               -------------------
Name: William A. Paquin            Name: Arthur E. Gelven

                                         Vice President, Human Resources,
        Vice President                   Contracts and Administration
Title: ___________________         Title:____________________

Date: 9 September 1993             Date: September 10, 1993

                                  ANNEX I

                    MOBILE SATELLITE TELEPHONE SERVICE

1.   PROVISION OF SERVICE

     COMSAT and MCI agree to interconnect COMSAT's facilities and MCI's network, and agree to provide telecommunications services between the various Inmarsat-system regions and points throughout the world served by MCI. COMSAT and MCI shall cooperate to make arrangements with foreign telecommunications administrations to originate and terminate such services at international points. Mobile satellite telephony service shall be accorded equal priority with MCI's other telephony services for purposes of maintenance and access to MCI's network.

2.   Term

     The term of this Annex shall be for a period of one year, commencing October 1, 1993, and shall be automatically renewable for additional periods of one (1) year. Either Party may terminate this Annex upon furnishing six (6) months written notice at any time after the initial one (1) year term.

3.   Value Added Services to be Provided

     It is understood that from time to time COMSAT and/or MCI may wish to introduce new or enhanced value-added services (including, for example, directory assistance and credit card/calling card service) to supplement the mobile satellite telephony service covered by this Agreement. Such introduction of new services shall be accommodated by each party by mutual agreement. Other services may also include such services as the provision of private leased lines to and/or from COMSAT's land earth stations, such lines provided by MCI to MCI customers, or to COMSAT subject to mutual agreement between the parties.

4.   Service Structure

     (a) MCI will tariff fixed-to-mobile service for Inmarsat traffic originating in its network, and COMSAT will concur in MCI's tariff.

     (b) COMSAT will continue to tariff its mobile-to-fixed service for Inmarsat traffic originating in its network, and MCI will concur in COMSAT Corporation - COMSAT Mobile Communications Tariff F.C.C. No. 1 and future COMSAT tariffs for mobile-to-fixed service for Inmarsat traffic originating in COMSAT's network.

     (c) MCI and COMSAT shall cooperate diligently and in good faith to develop and implement procedures and mechanisms to ensure, to the greatest extent feasible, that all end users have an opportunity to express a preference for a specific ground station service provider and that all customers who express a preference for COMSAT's services are given access to those services.

     (d) The interconnecting circuits to be used in providing the services covered by this Annex shall be direct circuits between COMSAT's Mobile Satellite Switching Centers (MSSC) and MCI's International Switching Centers (ISC). Each party shall provide and maintain, at its own expense, the circuits located on its side of the point of interconnection at COMSAT's MSSC. Each party shall inform the other party, as soon as possible of any facility failure in its network that is expected to cause protracted interruption of service and the party experiencing the failure shall take reasonable actions to implement restoration procedures.

5.   Exchange of Traffic

     (a) COMSAT and MCI agree to route designated traffic in accordance with the customer's instructions, including the following:

          (i) fixed-to-mobile routed to COMSAT: all foreign originating (transit) traffic for which a Foreign Administration has requested to have its traffic routed to COMSAT, and all other traffic for which a customer has indicated a preference for COMSAT.

          (ii) mobile-to-fixed routed to MCI: all traffic for which the customer has designated MCI as the carrier through COMSAT's carrier selection program, whether by presubscription or direct-dialed selection, MCI specific services (MCI calling card, country direct, or calls requested to be routed through MCI), or other means.

     (b) COMSAT and MCI agree to route undesignated traffic as follows:

          (i) fixed-to-mobile routed to COMSAT: MCI agrees to meet with COMSAT each year to establish a mutually agreed upon traffic forecast for the following calendar year. MCI shall use its reasonable best efforts to deliver to COMSAT fixed-to-mobile traffic consistent with the mutually agreed upon traffic forecasts.

          (ii) mobile-to-fixed routed to MCI: COMSAT shall transmit to MCI traffic originating at mobile earth stations and designated for delivery by MCI.

               o    Mobile originated traffic destined for
                    domestic or international points, for which no routing has been designated by the originating caller, shall be allocated to MCI on a proportionate return basis.

               o COMSAT shall compute the proportion based upon traffic recorded through COMSAT's switch.

         (iii) Proportionate Return Procedures

               o    To implement the proportionate return
                    agreement, the parties agree that a "data capture period" shall be established, for the calculation of proportionate return percentages to be applied to total ship-shore minutes. The proportionate return percentages will be calculated based on the total shore-ship minutes as recorded through COMSAT's switch and as reported in the monthly statements of account for that period. The first "data capture period" hereunder will be the first quarter subsequent to the signing of this agreement. Each subsequent quarter will represent a new "data capture period".

               o    The proportionate return percentages
                    developed during the "data capture period" shall be used to return traffic for the "designated return period". The first "designated return period" hereunder will commence three months after the data capture period.

               o    The "designated return period" will be
                    separated from the "data capture period" by three calendar months to allow for "collection and confirmation" of the traffic data and the calculation of market shares and return traffic requirements using the proportionate return principle as defined in this agreement. The time periods are:

Data Capture Period      Collection          Designated Return
(Settlement Months)      & Confirmation      Period
___________________      ________________    _________________
Three (3) Months         Three (3) Months    Three (3) Months

               o Prior to each "designated return period", COMSAT will inform the U.S. Carriers of the proportionate return percentage it has calculated for each new "data capture period" to be sent during the "designated return period".

               o At the end of each "designated return period" COMSAT shall inform the carriers of any deviations in the actual minutes returned as compared to the proportionate return owed and the reasons therefore.

     (c) QUARTERLY reviews will be conducted to discuss the items in (b) (iii) above as well as the following items to compare actual traffic data against the forecast:

          o Adjustments will be made in the proportion to be returned for the following year if necessary.

          o Traffic levels quarterly for the previous period for all traffic will be reviewed to determine if revised volume discounts are applicable.

          o Updated forecasts for the new year will exchanged at the October 1 review.

6.   Rates

     Rates for services provided hereunder are set forth in Attachments 1,2. Such rates shall be effective on September
     1, 1993.

7.   Payment Accounting and Settlement

     (a)  Monthly Accounts

          (i) For sent paid calls, each party shall be responsible for the billing and collection of charges to its respective subscribers.

          (ii) Each party shall render to the other a monthly statement of the minutes carried, at rates in U.S. currency, for services rendered during the month to which the account relates showing the portion of revenues due to the other party. Such accounts shall be forwarded to the other party promptly after the calendar month to which the account relates but in no event later than the end of the second calendar month following the month to which the account relates. The monthly statements shall include accounting information received through international accounts.

         (iii) No allowances shall be made in the accounts for uncollectible amounts. However, each party will have the right to make adjustments as may be proper with respect to periods when transmission is defective. A party may deduct such credits from the monthly accounts submitted to the other party, provided that such deductions are made before the monthly account involved is forwarded to the other party.

          (iv) An account shall be deemed to have been accepted by the party to whom it is rendered if that party does not object in writing thereto before the end of the calendar month following the month in which the account is transmitted by the party rendering it. Objections shall be transmitted in writing to the party which rendered the account promptly after receipt of the account. Agreed adjustment shall be included in the next monthly account.

     (b)  Establishment of Balance - Payment of Account

          The sum due each month from one party to the other as covered by the rendered accounts shall be reduced to a net balance by each party. Net balances due from one party to the other shall be paid monthly by the debtor party to the creditor party in United States currency. Payment will be made promptly, but in no event later than six (6) weeks after each monthly account is received from the creditor party. The payment of a balance due on an account shall not be delayed pending agreement to the adjustment of disputed items of that account.

     (c)  Transit Traffic

          If the call is chargeable at the international point where COMSAT has an agreed transit rate with the originating Administration, then MCI shall be entitled to its transit fee, and COMSAT shall be entitled to an amount determined in accordance with its agreed transit rate to the originating Administration. If COMSAT does not have an agreed transit rate with the originating Administration, then MCI shall pay to COMSAT an amount equal to the shore-to-ship per minute rate established in Annex I, Attachment 1 of this Agreement.

                                                    Attachment 1 to Annex I
                                                            7.21.93

                      COMSAT Mobile Communications

                           PRICE SCHEDULE FOR
                              FIXED-MOBILE
                            INMARSAT SERVICES

                    Prices Effective January 1, 1994(3)

                          STANDARD-A TELEPHONE

TRAFFIC VOLUME           STANDARD-A
PRESENTED TO             TRAFFIC
COMSAT ANNUALLY          PRICE PER
(A,M,B, AERO)            MINUTE
(minutes)
- - - ------------------------------------
0 to 500,000             $8.00
500,000 to 3,500,000     $7.25
Over 3,500,000           $7.20


GROWTH INCENTIVE SCHEDULE

CUMULATIVE INCREMENTAL   STANDARD-A
TRAFFIC GROWTH OVER      TRAFFIC
INITIAL BASE FORECAST(1) PRICE PER
(percent)                MINUTE(2)
- - - ------------------------------------
20% to 30%               $7.15
30% to 50%               $7.10
50% to 70%               $6.95
Greater than 70%         $6.95


DIGITAL SERVICES

SERVICE                  PRICE PER
                         MINUTE
- - - -----------------------------------
STANDARD-M               $4.95
STANDARD-B               $6.45
AERONAUTICAL             $7.40

(1)    INITIAL BASE FORECASE = First Two Year's Traffic Forecast.
(2)    Price applies to incremental minutes over BASE FORCAST.
(3) Interim Price for Standard-A fixed-mobile Telephone service until January 1, 1994 will be at the rate of $7.25 per minute.

                                 ANNEX II

                          INMARSAT TELEX SERVICES

1.   Service To Be Provided

     (a) COMSAT and MCI agree to interconnect their telex facilities to permit user of MCI telex services to send and receive messages via the Inmarsat system provided by COMSAT, including any traffic from MCI which originates from any domestic connecting carrier's subscribers in the United States and is routed via MCI's facilities for delivery to a mobile earth station.

     (b) For traffic originating from an international point that transits the U.S. and is destined for a mobile earth station, MCI and COMSAT shall jointly make appropriate interconnection arrangements with foreign administrations to implement and facilitate the use of COMSAT's services as provided for herein.

     (c) For traffic originating at mobile earth stations, COMSAT shall honor routing designated by the originating caller, except that COMSAT shall transmit to any interconnecting carrier all traffic from mobile earth stations destined to subscribers of that carrier's network. For international calls whose routing has not been designated by the originating caller ("undesignated traffic"), MCI shall receive from COMSAT a minimum of twenty (20) percent of such undesignated traffic per month, such percentage reflecting the fact that, as of the date of execution of this Agreement by both Parties, MCI is one of five carriers interconnecting with COMSAT for such traffic. Should the number of interconnected carriers change, MCI shall receive from COMSAT a minimum of such undesignated traffic equivalent to MCI's representative share of the total number of carriers interconnected with COMSAT. Should the Federal Communications Commission ("FCC") subsequently approve the implementation of a proportionate return mechanism for the allocation of undesignated traffic, COMSAT shall deliver such traffic to MCI in accordance with a mutually agreed upon proportionate return formula.

     (d) MCI shall deliver domestic originating telex traffic destined for termination through the Inmarsat system to United States land earth stations, as required by FCC regulatory policy.

2.   Term

     The term of the Annex shall be for one (1) year, commencing September 1, 1993, and shall automatically renewable for additional periods of one (1) year. Either Party may terminate this Annex upon furnishing six (6) months written notice at any time after the initial one year term.

3.   Charges

     (a) For the services provided by COMSAT hereunder, MCI agrees to pay those charges set forth in Attachment 1 hereto.

     (b) For those services provided by MCI hereunder, COMSAT agrees to pay those charges set forth in Attachment 2 hereto.

     (c) Telex rates to customers of COMSAT or MCI are the sole responsibility of the billing carrier.

4.   Accounting and Settlement

     (a) The Parties shall exchange accounting statements on a monthly basis within thirty (30) days after the end of the traffic month. Settlement of net balances shall be made on a quarterly basis within thirty (30) days following the end of the traffic quarter. No allowance shall be made in the accounts for uncollectible amounts. Settlement of net balances for overseas originated traffic will be on a quarterly basis within thirty (30) days following the end of the traffic quarter.

     (b) The procedures for settlement between MCI and COMSAT for traffic terminating or originating at mobile earth stations shall be as follows:

          (i) For traffic billable by COMSAT to mobile subscribers, COMSAT shall credit to MCI the amounts due at MCI's terminating interconnect rates specified in Attachment 2 to this Annex.

          (ii) For traffic chargeable at U.S. land points, MCI shall credit to COMSAT the amounts due at COMSAT's terminating interconnect rate specified in
               Attachment 1 to this Annex.

         (iii) For traffic chargeable at overseas land points, MCI will arrange for connecting overseas correspondents to collect the applicable charges for the combined services and to credit MCI with MCI's share of the applicable international charges plus an amount equal to COMSAT's share of the interconnect rate, which latter amount MCI shall credit to COMSAT. MCI shall use reasonable efforts to identify such mobile satellite communications traffic by ocean region and traffic month in the accounting statements exchanged.

5.   Promotion of Traffic

     COMSAT will implement a carrier selection code for MCI and promote the availabilty of MCI telex carrier selection.

                                Attachment 1
                                to Annex II

                       COMSAT Mobile Communications
                              Price Schedule
                       for INMARSAT Telex Services

Standard A Telex(1)

Annual Commitment        Price per Minute
(000's of Minutes)

0 - 200                  $3.80

201 - 500                $3.75

501 - 750                $3.70

751 - 1,000              $3.60

Over 1,000 Annually      $3.50


Standard B Telex(2)

Notes

     1. Minutes are bi-directionally accumulative; i.e. total of minutes in Fixed-to-Mobile, Mobile-to-Fixed, domestic and foreign originating, apply.

     2. Minutes of Digital Services Telex (Standard B) traffic apply toward Standard A Telex traffic commitment levels, but are volume insensitive until such time that traffic levels warrant volume-commitment discounts.

                           MCII PRICING SCHEDULE

TELEX TRAFFIC (UNDESIGNATED)

DOMESTIC       DOMESTIC RATE PER WUI TARIFF #22
INTL           INTL COMPONENT RATE PER WUI TARIFF #5


TELEX CARRIER SELECT TRAFFIC (DESIGNATED)

GROSS MONTHLY
INTERNATIONAL REVENUE*

$0 - $10,000                  5.0%
$10,001 - $30,000             10.0%
>$30,000                      15.0%

*DOMESTIC DESIGNATED SETTLED AT SAME RATE AS UNDESIGNATED
========================================================



                        MCII TERMINATION CHARGES **

INMARSAT VOICE SERVICES


U.S. TERMINATION              $0.35/MINUTE

INTERNATIONAL TERMINATION
75,000 MINUTES/MONTH          PRISM 1 RATES
>75,000 MINUTES/MONTH         10% OFF PRISM 1 RATES


**UNDESIGNATED TRAFFIC

EXHIBIT 10(ee)

                             A G R E E M E N T

      This Agreement is made by and between Sprint Communications
Company L.P., a Delaware limited partnership ("SPRINT"), a United
States International Service Carrier ("USISC"), and COMSAT
Corporation ("COMSAT"), the U.S. Signatory to the International
Telecommunications Satellite Organization ("INTELSAT")
(hereinafter jointly referred to as the "Parties").

      WHEREAS, SPRINT is engaged in the provision of telecommunications services via satellite; and

      WHEREAS, COMSAT offers INTELSAT space segment capacity to USISCs for telecommunications services; and

      WHEREAS, the Parties have decided to enter into an inter-carrier contract based on SPRINT's utilization of COMSAT's
INTELSAT space segment capacity for telecommunications services;

      NOW, THEREFORE, in consideration of and in reliance upon the mutual promises set forth below, SPRINT and COMSAT hereby agree as follows:

                                 ARTICLE I
                            PURPOSE AND INTENT

      The purpose of this Agreement is to implement the Parties' mutual understanding with respect to SPRINT's utilization of COMSAT's INTELSAT space segment capacity for telecommunications services. It is the intent of COMSAT and SPRINT that this Agreement comply with all laws and international obligations of the United States. Consistent with that intent, nothing herein shall preclude COMSAT from reaching similar agreements for circuits with other USISCs, and nothing herein shall preclude SPRINT from placing traffic not covered by this Agreement on whatever telecommunications facilities it should select.

                                ARTICLE II
                                DEFINITIONS

      The terms used in this Agreement are defined as follows:

          1. Additional Circuits. Digital Bearer Circuits activated by SPRINT on the INTELSAT system via
               COMSAT on or after January 1, 1992 for lease terms of at least seven (7) years.

          2. Base Circuits. Digital Bearer Circuits activated by SPRINT on the INTELSAT system via COMSAT prior to January 1, 1992 for lease terms of at least ten
               (10) years, or otherwise treated as Base Circuits pursuant to this Agreement.

          3. Bulk Offering. The offering by COMSAT to SPRINT of one 36 MHz bandwidth allotment pursuant to the rates, terms and conditions specified in this Agreement.

          4. Digital Bearer Circuits. 64 Kbps equivalent circuits used to carry public-switched traffic (including IDR and TDMA circuits, but excluding private line circuits); these circuits may or may not be aggregated into larger digital carriers.

          5. Revised Standard A Earth Station. An earth station having a gain-to-temperature ratio ("G/T") at least equal to 35 dB/K.

                                ARTICLE III
                       BASE AND ADDITIONAL CIRCUITS

      A. As of the date of this Agreement, SPRINT had activated _____ Base Circuits on the INTELSAT system via COMSAT for 10-year lease terms. SPRINT hereby agrees by this inter-carrier agreement to replace each individual lease term for these _____ Base Circuits with a new 10-year lease term that will begin on December 1, 1993 and end on November 30, 2003.

          B. As of the date of this Agreement, SPRINT had also activated _____ Base Circuits on the INTELSAT system via COMSAT for 15-year lease terms. COMSAT hereby agrees that these __ circuits may be converted to 10-year Base Circuits, each with a new lease term that will begin on December 1, 1993 and end on November 30, 2003. In consideration for this adjustment, SPRINT agrees to convert [an equivalent number] of its existing 7-year Additional Circuits to 10-year Base Circuits, also with a new lease term that will begin on December 1, 1993 and end on November 30, 2003. Thus, for purposes of this Agreement, SPRINT's total number of Base Circuits is _____.

      C.  As of December 1, 1993, COMSAT's rates for SPRINT's
_____ Base Circuits shall be as specified in Attachment A, which is appended hereto and made part of this Agreement. The rates in

Attachment A are for Base Circuits provided via INTELSAT Revised Standard A Earth Stations. Base Circuits transmitted through standard earth stations with lower G/T values shall be subject to the rate adjustments specified in Attachment B, which is also appended hereto and made part of this Agreement.

      D. As of December 1, 1993, COMSAT's rates for SPRINT's Additional Circuits shall be as specified in Attachment C, which is appended hereto and made part of this Agreement. The rates in Attachment C are for Additional Circuits provided via INTELSAT Revised Standard A earth stations. Additional Circuits transmitted through standard earth stations with lower G/T values shall be subject to the rate adjustment factors specified in Attachment B.

      E. As of December 1, 1993, COMSAT's charge for early termination of SPRINT's Base Circuits and Additional Circuits shall be a flat fee of $6,880 per 64 Kbps equivalent circuit, plus 45% of the balance due at the time of early termination.

      F. The Parties agree that the rates and early termination charges set forth in this Article and in Attachments A through C supersede any conflicting provisions in COMSAT World Systems Tariff F.C.C. No. 1. All other terms and conditions for SPRINT's Base Circuits and Additional Circuits shall be the same as those specified in COMSAT World Systems Tariff F.C.C. No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement.

      G. Notwithstanding Paragraph F above, COMSAT agrees that, during the term of this Agreement, it will offer SPRINT rates, terms and conditions for Base Circuits that are no less favorable than the rates, terms and conditions it makes available pursuant to tariff for Digital Bearer Circuits activated prior to January 1, 1992. Upon written acceptance by SPRINT, such rates, terms and conditions shall be automatically incorporated into this Agreement.

      H. Notwithstanding Paragraph F above, COMSAT agrees that, during the term of this Agreement, it will offer SPRINT rates, terms and conditions for Additional Circuits that are no less favorable than the rates, terms and conditions it makes available pursuant to tariff for Digital Bearer Circuits activated or on after January 1, 1992. Upon written acceptance by SPRINT, such rates, terms and conditions shall be automatically incorporated into this Agreement.

                                ARTICLE IV
                               BULK OFFERING

      A. COMSAT hereby agrees to provide, and SPRINT commits and agrees to lease from COMSAT for a 10-year term commencing on December 1, 1993 and ending on November 30, 2003, one (1) 36 MHz bandwidth allotment providing __________________________________
connectivity in the __________ Ocean Region. As of the date of this Agreement, this allotment will be in ______________________
________________________________________________________________
__________________________________________.

      B. COMSAT's rate for the 36 MHz allotment provided pursuant to the Bulk Offering described in this Article shall be $189,000 per month from January 1, 1994 through the remainder of the lease term. The Parties anticipate, however, that for some period of time after January 1, 1994 there will be substantial non-SPRINT traffic located in this allotment that will constrain SPRINT's ability to utilize it fully. The Parties recognize that it will take some time to relocate this non-SPRINT traffic consistent with INTELSAT's standard relocation procedures. Therefore, until this relocation is complete, COMSAT will prorate its lease price such that, if there are X non-SPRINT circuits being leased from COMSAT in this allotment, the lease price for the allotment will be ((540-X)/540) x $189,000 per month.

      C. The 36 MHz allotment provided pursuant to the Bulk Offering described in this Article shall be considered the equivalent of 540 64 Kbps circuits. Consistent therewith, COMSAT and SPRINT hereby agree that, during the six-month period commencing with the effective date of this Agreement, the 36 MHz allotment may absorb up to 270 of SPRINT's existing 7-year or 10-year Additional Circuits. (Base Circuits already located within the allotment may be substituted for Additional Circuits, but only if equivalent numbers of Additional Circuits outside the allotment are redesignated as Base Circuits, so that SPRINT's total number of Base Circuits remains constant at _____.) The conversion of up to 270 Additional Circuits under this Paragraph shall not be considered early termination, and early termination charges shall not apply thereto. Existing circuits outside the allotment that have not been leased for multi-year terms may be moved into the allotments at any time, and new circuits may be activated inside the allotment at any time. Once an existing circuit is designated as part of the allotment, all other charges for that circuit shall cease, and that circuit may not be counted in determining the appropriate block rates for SPRINT under
Article IV-B and Attachment C of this Agreement.

      D. SPRINT hereby agrees that it will not cancel the 36 MHz allotment committed pursuant to this Article until November 30, 1998 at the earliest.

      E. After November 30, 1998, COMSAT's charge for early termination for the 36 MHz allotment described in this Article shall be a flat fee of $6,880 x 540 64 Kbps equivalent circuits, plus 45% of the balance due at the time of early termination.

      F. The 36 MHz allotment provided pursuant to this Article shall be non-preemptible. In case of space segment failure, this allotment shall be restored in accordance with the procedures set forth in INTELSAT SSOG 103, Section 6, as may be amended from time to time. This allotment may be used for any type of U.S. traffic, including both public-switched and private line traffic and both analog and digital traffic, provided, however, that: (1) INTELSAT's technical lease definitions, as set forth in the IESS documents that COMSAT routinely provides to SPRINT, shall apply to the use of this allotment, and (2) COMSAT and INTELSAT must approve transmission plans for each circuit in the allotment in advance of service activation.

      G. The Parties recognize that, during the lease term of the 36 MHz allotment described in this Article, the particular satellite listed in paragraph A of this Article may be replaced by another INTELSAT satellite. In such cases, a transponder of different connectivity may be substituted for the replaced transponder under the same terms and conditions upon mutual agreement of the Parties.

      H. The Parties agree that the rates, early termination charges, and other terms and conditions specified in this Article supersede any conflicting provisions in COMSAT World Systems Tariff F.C.C. No. 1. All other terms and conditions for the circuits contained in the 36 MHz allotment provided pursuant to this Article shall be the same as those specified in COMSAT World Systems Tariff F.C.C. No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement.

      I. During the twelve months immediately following the effective date of this Agreement, SPRINT shall have the option of leasing up to two (2) additional 36 MHz bandwidth allotments from COMSAT, subject to the availability of mutually agreeable capacity. The rates, terms and conditions for the lease of such additional 36 MHz allotments shall be the same as those set forth in Paragraphs A through H of this Article, except that if SPRINT leases a total of three (3) 36 MHz allotments by the end of this twelve-month period, the rate for each such allotment shall be $165,000 per month beginning on January 1, 1997. After twelve months from the date of this Agreement, any request by SPRINT during the term of this Agreement for additional allotments beyond the one 36 MHz allotment specified in this Article shall be the subject of a separate agreement with respect to price and terms when and if such a request is made.

      K. COMSAT shall be responsible for coordinating the movement of circuits in and out of the 36 MHz allotment described in this Article. It is the intent of both Parties that at least nine (9) of SPRINT's 2.048 Mbps carriers be located in this allotment within ninety (90) days after the effective date of this Agreement, and COMSAT agrees to use its best efforts to ensure that this schedule is met.

      L. The Parties agree that, in consideration of SPRINT's total commitment under this Agreement, COMSAT shall provide the 36 MHz allotment described in this Article free of charge for the period from December 1, 1993 through December 31, 1993.
Beginning January 1, 1994, the charges specified in Paragraph B of this Article will apply to the 36 MHz allotment described in this Article.

                                ARTICLE V
                                 REMEDIES

      A. In the event that COMSAT materially breaches Article III-C or III-D of this Agreement, SPRINT shall be entitled to damages in an amount equal to the difference between the rates SPRINT actually paid and the rates specified in Attachments A and C for the number of Base Circuits or Additional Circuits involved.

      B. In the event that COMSAT materially breaches Article IV-B or IV-E of this Agreement, SPRINT shall be entitled to damages in an amount equal to the difference between the rates SPRINT actually paid and the rates specified in Articles IV-B and IV-D for the 36 MHz allotment involved.

      C. In the event that SPRINT materially breaches Article III-A or III-B of this Agreement, COMSAT shall be entitled to damages in an amount equal to the difference between the charges SPRINT actually paid and the revenues that COMSAT would have realized if SPRINT had begun a new lease term for each of its 1,434 Base Circuits as of December 1, 1993.

      D. In the event that SPRINT materially breaches Article IV-A or IV-D of this Agreement, COMSAT shall be entitled to damages in an amount equal to the difference between the charges SPRINT actually paid and the revenues that COMSAT would have realized if SPRINT had activated the 36 MHz allotment in accordance with the provisions of this Agreement and then prematurely canceled that allotment on November 30, 1998.

      E. In no event shall either Party be entitled to damages or other remedies under this Article unless it provides the other Party with notice and a reasonable opportunity to cure within sixty (60) days of the date when the Party claiming breach either knew or should have known of the event giving rise to the alleged breach.

                                ARTICLE VI
                      CUSTOMER/SUPPLIER RELATIONSHIP

      In recognition of COMSAT's unique expertise and experience in international satellite telecommunications, the high quality of its services, its performance as U.S. Signatory to INTELSAT, and the Parties' good working relationship over many years, SPRINT agrees that it shall give COMSAT an opportunity to supply additional satellite capacity not covered by this agreement, provided however that, consistent with Article I above, nothing shall preclude SPRINT from placing such traffic on other facilities.

                                ARTICLE VII
                             TERM OF AGREEMENT

      The term of this Agreement shall commence on December 1, 1993 and shall run through November 30, 2003, provided, however, that all applicable rates, terms and conditions for each circuit leased pursuant to the provisions of this Agreement shall survive until the expiration of that circuit's lease term. Thus, for example, the rates, terms and conditions for a 10-year Additional Circuit activated on January 1, 1995 would remain in effect until December 31, 2004.

                               ARTICLE VIII
                                FCC REVIEW

      The Parties shall jointly submit this Agreement to the FCC within thirty (30) days of execution pursuant to Section 211(a) of the Communications Act, and shall request confidential treatment for any competitively sensitive information contained herein. If any FCC proceeding is initiated with respect to the entry into force of this Agreement, the Parties agree to cooperate fully in seeking a prompt and favorable resolution of such proceeding.

                                ARTICLE IX
                            DISPUTE RESOLUTION

      If any dispute arises with respect to the interpretation, implementation or termination of this Agreement, the Parties will use their best efforts to resolve the matter amicably, including recourse to the highest levels of management in their respective organizations. If such efforts fail to resolve the dispute within a reasonable time, the Parties agree to present that dispute to the American Arbitration Association in Washington, D.C. for binding resolution in accordance with that Association's Commercial Rules of Arbitration, or in lieu of arbitration, to utilize another mutually agreeable means of alternative dispute resolution (ADR). Each Party shall bear all of its own costs incurred in utilizing arbitration or other ADR mechanism.

                                 ARTICLE X
                             ENTIRE AGREEMENT

      This Agreement (including its attachments and those portions of COMSAT's tariffs which are incorporated by reference) constitutes the entire agreement between the Parties as to SPRINT's utilization of COMSAT's INTELSAT space segment capacity for the telecommunications services specified herein; it is intended as the complete and exclusive statement of the terms of this agreement between the Parties, and supersedes all previous understandings, commitments or representations by or between the Parties with respect to its subject matter.

                                ARTICLE XI
                       REPRESENTATIONS OF AUTHORITY

      A. COMSAT hereby represents and warrants to SPRINT that it is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation; that it has appropriate approvals and direction from its Board of Directors to empower it to enter into and perform its obligations under this Agreement; and that it has taken all requisite corporate action to approve the execution, delivery, and performance of this Agreement.

      B. SPRINT hereby represents and warrants to COMSAT that it is duly organized, validly existing, and in good standing under the laws of the State of Kansas; that it has appropriate approvals and direction to empower it to enter into and perform its obligations under this Agreement; and that it has taken all requisite action to approve the execution, delivery and performance of this Agreement.

                                ARTICLE XII
                            BINDING OBLIGATION

      A. This Agreement, when executed and delivered, shall be a legal, valid and binding obligation of COMSAT and SPRINT, and shall bind all successors and assigns of the Parties.

      B. The provisions of this Agreement are for the benefit only of the Parties hereto and their successors and assigns, and no other party may seek to enforce, or benefit from, any provision of this Agreement.

      C. Neither Party may assign this Agreement without the other Party's express written consent, except that each Party may assign its rights and obligations hereunder to a legal entity which is successor, assign, subsidiary or affiliate of that Party or its parent without notice or consent.

                                ARTICLE XIII
                                  NOTICES

      All written notices required under this Agreement shall be considered properly given only when sent by registered or certified mail, return receipt requested, or by an overnight courier such as Federal Express, to the following addresses, respectively, or to such other addresses as the receiving party may hereafter designate in writing:

      To SPRINT:    Ericka Officer
                    Contract Negotiator
                    Sprint Communications Company L.P.
                    9350 Metcalf
                    KSOPKC0802
                    Overland Park, KS 66212

      To COMSAT:    M. Brent Bohne
                    Director, Contracts and Procurement
                    COMSAT World Systems
                    6560 Rock Spring Drive
                    Bethesda, MD 20817


      Any period of time referred to herein which is to commence upon notice shall be counted from the date such notice is received as aforesaid.

                                ARTICLE XIV
                                  WAIVERS

      The waiver by either Party of a breach of, or default under, any of the provisions of this Agreement, or the failure of either Party, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right or privilege hereunder, shall not thereafter be construed as a waiver of any subsequent breach or default of a similar nature, or as a waiver of any provision, right or privilege hereunder.

                                ARTICLE XV
                               MISCELLANEOUS

      A. The article headings and table of contents in this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

      B. This Agreement may be amended only in writing by an instrument signed by authorized representatives of both Parties.

      C. This Agreement shall be construed according to the laws of the State of Maryland.

      D. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all such counterparts together shall constitute one and the same instrument.

      E.  This Agreement shall become effective on December 1,
1993 following execution by both Parties.

      IN WITNESS WHEREOF, each of the Parties hereto has executed this Agreement.

SPRINT COMMUNICATIONS              COMSAT CORPORATION
  COMPANY L.P.

     /s/Michael Robinson                /s/Patricia Benton
By:___________________________     By:___________________________
                                           V.P. and G.M. COMSAT
        AVP Network                        World Systems
Title: _______________________     Title:________________________

        11/30/93                           November 16, 1993
Date:_________________________     Date:_________________________

                               ATTACHMENT A


                            BASE CIRCUIT RATES
                     Per month per activated carrier(1)
                               10-Year Term


Carrier Size       1993(2)   1994(3)   1995(4)  1996(5)  1997(6)
- - - ------------    -------    ------    ------   ------   ------
1.544 Mbps      $ 8,496    13,920    12,480   10,800    8,400
2.048 Mbps      $10,620    17,400    15,600   13,500   10,500

Per 64 Kbps
equivalent in a
fully-activated
2.048 Mbps carrier $354      580        520      450      350

- - - -------------------
(1) The rates specified in this Attachment are for service to INTELSAT Revised Standard A Earth Stations.

(2) The rates in this column shall take effect on December 1, 1993 and are provided in consideration for SPRINT's agreement to start a new 10-year lease term for each of its _____ Base Circuits.

(3)     The rates in this column shall take effect on January 1, 1994.

(4)     The rates in this column shall take effect on January 1, 1995.

(5)     The rates in this column shall take effect on January 1, 1996.

(6) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

                               ATTACHMENT B


                          RATE ADJUSTMENT FACTORS
                     for Base and Additional Circuits


Earth Station       Frequency      Minimum        Rate Adjustment
  Standard            Band           G/T              Factor(1)
- - - -------------       ---------      -------         -------------
Std. B                 C          31.7 dB/K            1.36
Std. F-3               C          29.0 dB/K            2.05
Std. F-2               C          27.0 dB/K            2.92
Std. E-3               Ku         34.0 dB/K            1.68
Std. E-2               Ku         29.0 dB/K            4.94

- - - ---------------
(1) In the event that COMSAT tariffs rate adjustment factors that are more favorable than those listed in this Attachment, the factors tariffed shall be incorporated automatically into this Agreement.

                               ATTACHMENT C
                         ADDITIONAL CIRCUIT RATES
                     Per month per 64 Kbps equivalent
                  in a fully-activated 2.048 Mbps carrier(1)
                               10-Year term

Block          1993-94(2)     1995(3)        1996(4)    1997(5)
- - - -----          -------        ----           ----       ----
Block 1(6)        $495        $495           $450       $350
Block 2(7)         445         445            445        350
Block 3(8)         395         395            395        350
Block 4(9)         350         350            350        350


- - - --------------
(1) The rates specified in this Attachment are for service to INTELSAT Revised Standard A earth stations. Rates for fully activiated 2.048 Mbps carriers shall be 30 times the numbers shown INTELSAT Standard A earth stations. Rates for fully activated
        2.048 Mbps carriers shall be 30 times the numbers shown above. Rates for carrier sizes other than 2.048 Mbps shall bear the same relationships to the 2.048 Mbps rate as those shown in Attachment A.

(2)     The rates in this column are currently in effect.

(3)     The rates in this column are currently in effect.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

(6) The rates in Block 1 apply to Additional Circuits included among the first 270 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years. The regions are those specified in COMSAT World Systems Tariff F.C.C. No.1 as of the effective date of this Agreement, i.e.: (1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

(7) The rates in Block 2 apply to Additional Circuits included among the next 360 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(8) The rates in Block 3 apply to Additional Circuits included among the next 450 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(9) The rates in Block 4 apply to Additional Circuits included among the Digital Bearer Circuits above 1080 (excluding Base Circuits) leased in a given region for terms of at least five years.

                        ADDITIONAL CIRCUIT RATES
                     Per month per 64 Kbps equivalent
                  in a fully-activated 2.048 Mbps carrier(1)
                                7-Year term

Block          1993-94(2)     1995(3)        1996(4)    1997(5)
- - - ------         -------        ----           ----       ----
Block 1           $615        $615           $559       $455
Block 2            555         555            555        455
Block 3            505         505            505        455
Block 4            455         455            455        455

__________________
(1) The rates specified in this Attachment are for service to INTELSAT Revised Standard A earth stations. Rates for fully activiated 2.048 Mbps carriers shall be 30 times the numbers shown INTELSAT Standard A earth stations. Rates for fully activated
        2.048 Mbps carriers shall be 30 times the numbers shown above. Rates for carrier sizes other than 2.048 Mbps shall bear the same relationships to the 2.048 Mbps rate as those shown in Attachment A.

(2)     The rates in this column are currently in effect.

(3)     The rates in this column are currently in effect.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

(6) The rates in Block 1 apply to Additional Circuits included among the first 270 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years. The regions are those specified in COMSAT World Systems Tariff F.C.C. No.1 as of the effective date of this Agreement, i.e.: (1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

(7) The rates in Block 2 apply to Additional Circuits included among the next 360 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(8) The rates in Block 3 apply to Additional Circuits included among the next 450 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(9) The rates in Block 4 apply to Additional Circuits included among the Digital Bearer Circuits above 1080 (excluding Base Circuits) leased in a given region for terms of at least five years.

EXHIBIT 10(ff)

     This agreement is hereby entered into this 10th day of December 1993 by and between COMSAT Mobile Communications of COMSAT Corporation with offices located at 22300 COMSAT Drive, Clarksburg, MD 20871 (hereinafter referred to as "COMSAT"), and Sprint International with offices at 12490 Sunrise Valley Drive, Reston, Virginia 22096 on behalf of itself, Sprint Communications Company, L.P. and its, affiliated entities, (hereinafter referred to as "SPRINT").

                                WITNESSETH:

     WHEREAS, COMSAT and SPRINT are communications common carriers and are each subject to the jurisdiction of the Federal
Communications Commission ("FCC"); and

     WHEREAS, COMSAT and SPRINT agree to exchange services between the various regions covered by the International Maritime Satellite Organization ("Inmarsat") served by COMSAT and points in the United States and international points served by SPRINT:

     NOW, THEREFORE, in consideration of the foregoing and the covenants hereinafter set forth, COMSAT and SPRINT agree as follows:

1.  Interconnection of Facilities

     (a) COMSAT and SPRINT agree to interconnect their facilities to permit the exchange of traffic for the services covered under this Agreement. Such services to be covered are described in Annex I hereto entitled "Mobile Satellite Telephone Service", which is hereby incorporated into and made a part of this Agreement. The Annexes to this Agreement may be modified from time to time subject to mutual written agreement of the Parties, and additional Annexes may be added if the Parties so choose.

     (b) SPRINT shall provide prompt assistance, as needed, to customers using or attempting to use the COMSAT mobile satellite communications services on a priority basis not less than that which they accord their other service activities and their customers for those services.

     (c)  Each Party shall be responsible for:

          o the transmission to the other Party of signals in accordance with TSS Recommendations, and

          o the transmission of signals received from the other Party over its facilities and to any interconnecting carrier, foreign administration or subscriber, as appropriate.

     (d) Consistent with the terms and conditions of this Agreement, each Party shall have the right to interconnect with the other telecommunications service providers to exchange services, including, but not limited to, those covered by this Agreement.

2.  Charges

     (a) Settlement Rates for services provided hereunder are set forth in Annex I hereto.

     (b) Rates to customers of COMSAT or SPRINT are the sole responsibility of the billing carrier. Any tariff changes affecting services provided in conjunction with this Agreement shall be provided by the Party making the changes to the other Party three (3) days prior to the filing of such changes with the FCC.

3.  Payment, Accounting and Settlement

     Payment, accounting and settlement shall be accomplished in accordance with the procedures set forth in Annex I.

4.  Term

     The term of this Agreement shall be for a period of five (5) years commending on Dec. 10, 1993, with subsequent renewal periods of one year. This Agreement may be terminated by either Party after five (5) years with not less than six (6) months notice in writing to the other Party.

5.  Joint Marketing and Promotion

     During the term of this Agreement COMSAT and SPRINT will entertain proposals by each to the other for joint marketing and promotion of the services provided under this Agreement under terms and conditions mutually acceptable to both Parties.

6.  Liability

     Neither Party nor its parent corporation, subsidiaries, affiliates, or suppliers, or any of its parent corporation's subsidiaries or affiliates shall be liable to the other for incidental, special, indirect or consequential damages or loss of revenues or profits resulting from failure to provide services or facilities as called for hereunder, or for any loss or damage sustained by reason of any failure in or breakdown of the communications facilities or interruption to same associated with functioning of the services covered by this Agreement no matter what the cause.

7.  Assignment

     Neither Party may assign this Agreement without the prior written consent of the other Party, except to its parent, an affiliate or subsidiary in connection with the transfer of responsibility for the services provided under this Agreement.

8.  Trademarks

     Nothing in this Agreement shall create in either Party any rights in the trademarks, tradenames, insignia, identification and logotypes used by the other Party. Before either Party uses any such marks of the other Party, it shall obtain the prior, written consent of the other Party.

9.  Confidentiality

     Except as required by law, neither Party shall disclose customer and billing information or its participation in this undertaking or any of the terms and conditions of this Agreement or any other agreement between the Parties without the prior written consent of the other Party. If disclosure is required by law, the Disclosing Party shall provide advance written notice of such disclosure to the other Party.

     In connection with the provision of services pursuant to this Agreement COMSAT and SPRINT may each disclose to the other, certain business, technical, and other information which has been identified in writing to be proprietary to the disclosing party or its affiliated companies (hereinafter referred to as "INFORMATION"). For purposes of this Agreement, such INFORMATION shall include, but not be limited to, engineering information, hardware, software, drawings, models, samples, tools, technical specifications, or documentation, in whatever form recorded or orally provided. The Receiving Party shall hold the INFORMATION in confidence during the term of this Agreement or until such time as the INFORMATION has been made publicly available without a breach of this Agreement, or any other agreement or the Disclosing Party requests return thereof. The Receiving Party shall use such INFORMATION only for the purpose of performing this Agreement, and in support of the services provided hereunder, shall reproduce such INFORMATION only to the extent necessary for such purpose, shall restrict disclosure of such INFORMATION to its employees with a need to know (and inform such employees of the obligations assumed herein), and shall not disclose such INFORMATION to any third party without prior written approval of the other party. The Receiving Party shall apply a standard of care to preserve the confidentiality of the INFORMATION which is no less rigorous than that which it applies to protect the confidential nature of its own confidential material.

10.  Export Control

     Each party hereby assures the other that it does not intend to and will not knowingly, without the prior written consent, if required, of the Office of Export Administration of the U.S. Department of Commerce, Washington, DC 20230, transmit directly or indirectly: (a) any INFORMATION received hereunder; or (b) any immediate product (including processes and services) produced directly by the use of such INFORMATION; or (c) any commodity produced by such immediate product if the immediate product of such INFORMATION is a plant capable of producing a commodity or is a major component of such plant; to Afghanistan, the People's Republic of China or any Group Q, S, W, Y or Z country specified in Supplement No. 1 to Section 770 of the Export Administration

Regulations issued by the U.S. Department of Commerce. Each Party agrees that all of its obligations undertaken in Articles 10 and 11 herein as a Party receiving INFORMATION shall survive and continue after termination of this Agreement.

11.  Government Approvals

     All undertakings and obligations assumed herein by either party are subject to all necessary governmental licenses and approvals.

12.  Letter of Agency

     When circumstances so require, COMSAT agrees to appoint SPRINT as its agent with provisions typically authorized as shown in the example letter of Agency attached hereto and incorporated herein as Exhibit A.

13.  Special Access Surcharge

     Where applicable, COMSAT will certify that any special access lines terminate in a device not capable of interconnecting SPRINT's service with the local exchange network and thus are surcharge exempt from the special access surcharge. The form shown in Exhibit B is an example of the means to be used for such certification.

14.  Additional Services

     Should COMSAT elect to subscribe to other SPRINT Services that are not covered by this Agreement, SPRINT and COMSAT agree to incorporate into this Agreement such other SPRINT Services at similar discount structures based on aggregate usage of SPRINT Services.

15.  Technical Descriptions and Performance Definitions

     For each and any particular service contemplated and/or implemented hereunder, SPRINT and COMSAT agree that prior to installation or commencement of said service, technical discussions will be held by appropriate representatives of SPRINT and COMSAT. These discussions will entail, at a minimum, definition of specifications of the interconnections, transmission performance and standards, signaling standards, billing arrangements, traffic routing, and any other operational characteristics and technical items requiring clarification. Technical performance standards criteria which must be met will be cited for each service. Results of these discussions shall be confirmed in writing and summarized as technical attachments hereto in a Technical Annex for each service described herein, or any future services which may be added to this Agreement. Should COMSAT and SPRINT fail to reach timely agreement on the technical issues as described above pertaining to any service contemplated under this Agreement, COMSAT may decline to take up such service, and COMSAT may seek such service form other suppliers without penalty or claim of violation of any provision of this Agreement. Agreement to the contents of each Technical Annex for each service described must be reached in accordance with the above in order for COMSAT to be eligible for the discounts for that respective service.

16.  Notices

     Any notices required or permitted to be given pursuant to this Agreement shall be considered properly given when sent via registered courier, telex, or fax to the following addresses, respectively, or to such other addresses as the Party concerned may hereafter designate in writing.

     To COMSAT:               COMSAT Mobile Communications
                              22300 Comsat Drive
                              Clarksburg, Maryland 20871
                              Attention:  Director, Contracts

     To SPRINT:               SPRINT
                              12490 Sunrise Valley Drive
                              Reston, Virginia 22096
                              Attention: General Counsel

17.  Governing Law

     This Agreement shall be governed by and construed according to the laws of Maryland, United States of America.

18.  Equal Treatment

     COMSAT agrees to exchange services with SPRINT on terms and conditions substantially similar to those given other carriers providing substantially equivalent service. SPRINT agrees to exchange services with COMSAT on terms and conditions substantially similar to those given other carriers providing substantially similar mobile services.

19.  Severability

     If any term or provision of this Agreement shall be found to be illegal or unenforceable, then such term or provision shall be deemed stricken, and the remainder of this Agreement shall continue in full force and effect.

20.  Waiver

     No term or provision hereof shall be deemed waived by either
Party unless such waiver shall be in writing and signed by that Party.

21.  Amendment

     Any amendments, attachments, or orders to or stemming from this Agreement shall be in writing and shall be executed by authorized representatives of the Parties hereto.

22.  Entire Agreement

     This Agreement and the attachments hereto constitute the complete and entire understanding of the Parties with respect to the subject matter hereof, superseding all prior oral and written negotiations, representations and agreement.

     IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed as of the day and year first shown above.

                                   COMSAT Corporation
SPRINT International               COMSAT Mobile Communication

    /s/J. Allen                        /s/Chris J. Leber
By:_____________________________   By:__________________________
       J. Allen                           Chris J. Leber
Name:___________________________   Name:________________________
       Assistant Vice President           V.P. & G.M. Operations
Title:__________________________   Title:_______________________
       Dec. 10, 1993                      12-10-93
Date:___________________________   Date:________________________

Exhibit A

                                               COMSAT Mobile Communications
                                                         22300 COMSAT Drive
                                                      Clarksburg, MD  20871
                                                     Telephone 301 428 4000
                                                           Fax 301 428 7747
                                                               Telex 197800


                             LETTER OF AGENCY


Dear Sir:

COMSAT Mobile Communications of Communications Satellite Corporation (COMSAT), hereby appoints Sprint International on behalf of Sprint Communications Company, L.P. or any of its affiliated companies; as agent (Agent) to order changes in, or maintenance on, specific telecommunications service you provide to the undersigned, including, without limitation, removing, adding to, or rearranging such telecommunications service.

This specific service is to provide interconnection between Agent's facilities and COMSAT facilities.

You are hereby released from any and all liability for making pertinent information available to the Agent and for following the Agent's instructions with reference to any additions changes to, or maintenance on, the undersign's telecommunications service.

You may deal directly with the Agent on all matters pertaining to said telecommunications service and should follow its instructions with reference thereto. This authorization will remain in effect until otherwise notified.

Sincerely,

EXHIBIT B

                          SURCHAGE EXEMPTION FORM

     I certify that my special access lines, circuit numbers

          ______________________________________

          ______________________________________

               provided by SPRINT,

     a)   terminate in a device not capable of interconnecting*
          SPRINT service with the local exchange network, or

     b) are associated with Switched Access Service that is subject to Carrier Common Line Charges (applies to
          Foreign Exchange (FX) open ends), or

     c) the private line facility is used for Telex service or radio or television program transmissions.

     * "Not capable of interconnecting" or "leaking" has been interpreted by the FCC to mean "prevented from interconnecting special access lines with the local exchange lines due to either hardware or software restrictions."

     Sincerely,

______________________________________
COMPANY NAME

______________________________________
CUSTOMER ACCOUNT ID

______________________________________
SIGNATURE

______________________________________
TITLE

______________________________________
DATE

                                  ANNEX I

                    MOBILE SATELLITE TELEPHONE SERVICE

1.   Provision of Service

     COMSAT and SPRINT agree to interconnect OMSAT's facilities and SPRINT's terrestrial network, and agree to provide telecommunications services between the various Inmarsat-system regions and points throughout the world served by SPRINT. COMSAT an SPRINT shall cooperate to make arrangements with foreign telecommunications administrations to originate such services at international points. Mobile satellite telephony service shall be accorded equal priority with SPRINT's other telephony services for purposes of maintenance and access to SPRINT's network.

2.   Services to be Provided

     DIRECTORY ASSISTANCE. All mobile directory assistance such as mobile station listing, locations, etc., will be provided by COMSAT's mobile operators. SPRINT will direct its customers requiring mobile station listings to call the COMSAT Directory Assistance number: 1 (800) 826-8680.

     CONFERENCE CALLS. Conference calls will be permitted in both the shore-to-ship and ship-to-shore directions.

     PERSON/STATION. Person and station calls will be permitted in both directions for maritime and international and mobile satellite service. Only station calls will be permitted for aeronautical satellite telephone service.

     CREDIT CARD AND CALLING CARD. SPRINT calling cards will be accepted on calls from the United States to mobile earth stations. Recognized SPRINT and foreign telecommunications authorities' credit cards will be accepted by COMSAT for mobile originated calls to U.S. or overseas termination points, providing that systems needed to perform such acceptance are in place. If, in the ship-to-shore usage, there is evidence of fraud, alleged misuse, or substantial uncollectibles, COMSAT and SPRINT shall cooperate to investigate the nature and extent of the incident, and if no reconciliation of the problem can be found, COMSAT and SPRINT will share in an equitable and fair manner the losses incurred. In the event fraud levels prevent either party from providing a profitable calling card or credit card service, either Party may, pursuant to Article 16 of this Agreement "Notices", discontinue said service. Any call carried by COMSAT which is billed to a SPRINT Foncard shall be routed to SPRINT's network.

     THIRD NUMBER. Third number calls will be permitted in the shore-to-ship direction only, at SPRINT's discretion with the understanding that SPRINT will accept liability for the charge. Third number calls will not be permitted in the ship-to-shore direction.

     PUBLIC AND SEMI-PUBLIC COIN TELEPHONES. Collect calls and credit card calls will be permitted from a coin telephone. Collect calls will not be permitted to a coin telephone. If a collect call is inadvertently placed to a coin telephone, resulting in an uncollectible charge for the call, COMSAT and SPRINT shall cooperate to investigate the nature an extent of the incident, and if no reconciliation of the problem can be found, COMSAT and SPRINT will agree to negotiate proportional share in an equitable and fair restitution process for losses which might be incurred.

     COLLECT CALLS. Collect calls will be permitted in both directions between mobile stations and the 50 states and U.S. possessions and territories, where applicable, except to coin telephones. Collect calls will also be permitted to U.S. offshore and overseas points, providing an agreement has been reached with the respective overseas administration.

     OTHER SERVICES. It is understood that from time to time COMSAT and/or SPRINT may wish to introduce new or enhanced services. Such introduction of new services shall be accommodated by each party by mutual agreement. Other services can include such services as the provision of private leased lines to and/or from COMSAT's land earth stations, such lines provided by SPRINT to SPRINT customers, or to COMSAT subject to mutual agreement between the parties.

3.   Service Structure

     (a) SPRINT will tariff fixed-to-mobile service for Inmarsat traffic originating in its network, and COMSAT will concur in SPRINT's tariff.

     (b) COMSAT will continue to tariff its mobile-to-fixed service for Inmarsat traffic originating in its network, and SPRINT will concur in COMSAT's tariff.

     (c) SPRINT shall deliver originated traffic destined for termination through the Inmarsat system to United States land earth stations, as required by FCC regulatory policy.

     (d) SPRINT will recognize and accept COMSAT's requirement to maintain its identity with customers which express a preference for COMSAT's high quality ground station services.

     (e) The interconnecting circuits to be used in providing the services covered by this Annex shall be direct circuits between COMSAT's Mobile Satellite Switching Centers
          (MSSC) and SPRINT's International Switching Centers
          (ISC). Each party shall provide and maintain, at its own expense, the circuits located on its side of the point of interconnection at COMSAT's MSSC. Each party shall inform the other party, as soon as possible of any facility failure in its network that is expected to cause protracted interruption of service and the party experiencing the failures shall take reasonable actions to implement restoration procedures.

4.   Exchange of Traffic

     (a) COMSAT and SPRINT agree to route designated traffic in accordance with the customer's instructions, including the following:

          (i) fixed-to-mobile routed to COMSAT: all foreign originating (transit) traffic for which a Foreign Administration has requested to have its traffic routed to COMSAT, and all other traffic for which a customer has indicated a preference for COMSAT.

          (ii) mobile-to-fixed routed to SPRINT: all traffic for which the customer has designated SPRINT as the terminating carrier through COMSAT's carrier selection program, whether by presubscription or direct-dialed selection, SPRINT specific services (SPRINT calling card, country direct, or calls requested to be routed through SPRINT), or other means.

     (b) COMSAT and SPRINT agree to route undesignated traffic as follows:

          (i) fixed-to-mobile routed to COMSAT: SPRINT agrees to meet with COMSAT each year to establish a mutually agreed upon traffic forecast for the following calendar year. SPRINT shall use its reasonable best efforts to deliver to COMSAT fixed-to-mobile traffic consistent with the mutually agreed upon traffic forecasts.

          (ii) mobile-to-fixed routed to SPRINT: COMSAT shall transmit to SPRINT traffic originating at mobile earth stations and designated for delivery by SPRINT.

               o    Mobile originated traffic destined for
                    domestic or international points, for which no routing has been dsignated by the originating caller, shall be allocated to SPRINT on a proportionate return basis.

               o COMSAT shall compute the proportion based upon traffic recorded through COMSAT's switch.

               o For the initial twelve (12) month period of service, SPRINT's proportion of undesignated traffic will be ten (10) percent. COMSAT will recompute SPRINT's proportion of undesignated traffic transmitted beginning day one of month thirteen (13) based upon traffic data captured during the initial period. Such recomputation shall not adjust for any shortfall between the percentage of traffic delivered by SPRINT during the initial twelve (12) month period and the percentage to which the ten percent minimum guaranteed return would ordinarily correspond if the return traffic was based upon proportionate return during the initial twelve (12) month period. Thereafter, COMSAT will calculate SPRINT's proportion in accordance with Paragraph 4(b)(iii).

         (iii) Proportionate Return Procedures

               o    To implement the proportionate return
                    agreement, the parties agree that a "data capture period" shall be established, for the calculation of proportionate return percentages to be applied to total ship-shore minutes. The proportionate return percentages will be calculated based on the total shore-ship minutes as recorded through COMSAT's switch and as reported in the monthly statements of account for that period. The first "data capture period" hereunder will be the first quarter subsequent to the signing of this agreement. Each subsequent quarter will represent a new "data capture period".

               o The proportionate return percentages developed during the "data capture period" shall be used to return traffic for the "designated return period". The first "designated return period" hereunder will commence three (3) months after the data capture period.

               o    The "designated return period" will be
                    separate from the "data capture period" by three (3) calendar months to allow for "collection and confirmation" of the traffic data and the calculation of market shares and return traffic requirements using the proportionate return principle as defined in this agreement. The time periods are

Data Capture Period           Collection          Designated
(Settlement Months)           & Confirmation      Return Period
___________________           ______________      _____________
Three (3) months              Three (3) Months    Three (3) Months

               o Prior to each "designated return period", COMSAT will inform the U.S. Carriers of the return percentage it has calculated for each new "data capture period" to be sent during the designated return period".

               o At the end of each "designated return period" COMSAT shall inform the carriers of any deviations in the actual minutes returned as compared to the proportionate return owed and the reasons therefore.

     (c) QUARTERLY reviews will be conducted to discuss the items in (b)(iii) above as well as the following items to compare actual traffic data against the forecast:

          o Adjustments will be made in the proportion to be returned for the following quarter if necessary, except during the initial twelve (12) month service period as specified in Paragraph 4(b)(ii) above.

          o Traffic levels quarterly for the previous period for all traffic will be reviewed to determine if revised volume discounts are applicable.

          o Updated forecasts for the new year will be exchanged during the last month of each year to compare actual traffic data against the forecast, except after year one owing to the two year nature of the initial base forecast

5.   Rates

     Rates for services provided hereunder are set forth in Attachments 1 and 2 hereto.

6.   Payment Accounting and Settlement

     (a)  Monthly Accounts

          (i) For sent paid calls, each party shall be responsible for the billing and collection of charges to its respective subscribers.

          (ii) Each party shall render to the other a monthly statement of the minutes carried, at accounting rates in U.S. currency, for services rendered during the month to which the account relates showing the portion of revenues due to the other party. Such accounts shall be forwarded to the other party promptly after the calendar month to which the account relates but in no event later than the end of the second calendar month following the month to which the account relates. The monthly statements shall include accounting information received through international accounts.

         (iii) No allowances shall be made in the accounts for uncollectible amounts. However, each party will have the right to make adjustments as may be proper with respect to periods when transmission is defective or when fraud has been established in accordance with Paragraph 2 above. A party may deduct such credits from the monthly accounts submitted to the other party, provided that such deductions are made before the monthly account involved is forwarded to the other party.

          (iv) An account shall be deemed to have been accepted by the party to whom it is rendered if that party does not object in writing thereto before the end of the calendar month in which the account is transmitted by the party rendering it. Objections shall be transmitted in writing to the party which rendered the account promptly after receipt of the account. Agreed adjustments shall be included in the next monthly account.

     (b)  Establishment of Balance - Payment of Account

          The sum due each month form one party to the other as covered by the rendered accounts shall be reduced to a net balance by each party. Net balances due from one party to the other shall be paid monthly by the debtor party to the creditor party in United States currency. Payment will be made promptly, but in no event later than six (6) weeks after each monthly account is received from the creditor party. The payment of a balance due on an account shall not be delayed pending agreement to the adjustment of disputed items of that account.

     (c)  Transit Traffic

          If the call is chargeable at the international point, SPRINT shall be entitled to its rate agree with the originating Administration for service via the U.S. to CVOMSAT's facilities, plus its terrestrial interconnection fees, and COMSAT shall be entitled to an amount determined in accordance with the agreed rate to the originating Administration.

                                                    Attachment 1 to Annex 1

                       COMSAT Mobile Communications

             PRICE SCHEDULE FOR FIXED-MOBILE INMARSAT SERVICES

                           STANDARD-A TELEPHONE

TRAFFIC VOLUME                         STANDARD-A
PRESENTED TO                           TRAFFIC
COMSAT ANNUALLY                        PRICE PER MINUTE
(A,M,B, AERO)
(minutes)

0 to 500,000                           $8.00
500,000 to 3,500,000                   $7.25
Over 3,500,000                         $7.20

                         GROWTH INCENTIVE SCHEDULE

CUMULATIVE INCREMENTAL
TRAFFIC GROWTH OVER
INITIAL BASE FORECAST                  STANDARD-A TRAFFIC
(percent)                              PRICE PER MINUTE

20% to 30%                             $7.15
30% to 50%                             $7.10
50% to 70%                             $7.05
Greater than 70%                       $6.95

                             DIGITAL SERVICES

SERVICE                                PRICE PER MINUTE

STANDARD-M                             $4.95
STANDARD-B                             $6.45
AERONAUTICAL                           $7.40

            TERMS AND CONDITIONS FOR GROWTH INCENTIVE SCHEDULE

1. Eligibility for discounts under the Growth Incentive Schedule will be based upon Sprint's performance in a particular quarter as compared to the annualized base forecast. COMSAT will utilize Sprint's initial base forecast over a two year period in its evaluations.

2. Incentive discounts will be available in accordance with the schedule for readjusting proportional return percentages as explained in Paragraph 4(b)(iii) of Annex 1. COMSAT will endeavor to adjust any applicable discount level in a more expeditious manner should such action prove feasible.

                                                    Attachment 2 to Annex 1

                          Sprint International's
                            PRICE SCHEDULE FOR
                               MOBILE-FIXED
                             TERMINATION RATES
                                    for
                       COMSAT Mobile Communications'
                             INMARSAT SERVICES
                           STANDARD-A TELEPHONE

REGION                              Price Per Minute(1)

North America
North American Dialing Plan         $0.35
(Plus 809 Countries)

Region 1
Western Europe, Japan               $1.13
Central and South America

Region 2
Pacific Rim and Asia                $1.67
(Excluding Japan)

Region 3
Remainder of Countries              $1.62
World-wide

1 Volume discounts are applicable to per-minute rates per TABLE below.

                           VOLUME DISCOUNT TABLE

Monthly Volume          North American         International
of Service ($)          Region                 Regions (1,2, & 3)

0 to 9,999              0                      0
10,000 to 17,999        8%                     2%
18,000 to 24,999        9%                     3%
25,000 to 39,999        10%                    4%
40,000 to 49,999        11%                    5%
50,000 to 74,999        12%                    6%
Over 75,000             13%                    7%

EXHIBIT 10(gg)

                             CREDIT AGREEMENT

                       Dated as of December 17, 1993

                                   Among

                            COMSAT CORPORATION

                                as Borrower

                                    and

                          THE BANKS NAMED HEREIN

                                 as Banks

                                    and

                    NATIONSBANK OF NORTH CAROLINA, N.A.

                                 as Agent

                             CREDIT AGREEMENT


                       Dated as of December 17, 1993


          COMSAT Corporation, a District of Columbia corporation
(the "Borrower"), the banks (the "Banks") listed on the signature pages hereof, and NationsBank of North Carolina, N.A.
("NationsBank"), as agent (the "Agent") for the Lenders (as hereinafter defined) hereunder, agree as follows:


                                 ARTICLE I

                     DEFINITIONS AND ACCOUNTING TERMS

          SECTION 1.01.  Certain Defined Terms.  As used in this
Agreement, the following terms shall have the following meanings
(such meanings to be equally applicable to both the singular and plural forms of the terms defined):

          "A Advance" means an advance by a Lender to the Borrower as part of an A Borrowing and refers to a Base Rate
     Advance or a Eurodollar Rate Advance, each of which shall be a "Type" of A Advance.

          "A Borrowing" means a borrowing consisting of simultaneous A Advances of the same Type made by each of the Lenders pursuant to Section 2.01.

          "A Note" means a promissory note of the Borrower payable to the order of any Lender, in substantially the form of Exhibit A-1 hereto, evidencing the aggregate indebtedness of the Borrower to such Lender resulting from the A Advances made by such Lender.

          "Advance" means an A Advance, a B Advance or a Swingline Advance.

          "Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or executive officer of such Person.

          "Applicable Fee Percentage" shall mean on any date, with respect to the Facility Fees, the applicable percentage set forth below based upon the ratings applicable on such date to any senior unsecured debt of the Borrower then outstanding:

                                        Facility Fee
                                         Percentage
                                        ------------
     Category 1
     ----------
     AA- or higher by S&P                .125%
     and Aa3 or higher
     by Moody's

     Category 2
     ----------
     A+ by S&P and                       .125%
     A1 by Moody's

     Category 3
     ----------
     A by S&P and A2                     .125%
     by Moody's

     Category 4
     ----------
     A- by S&P and                       .125%
     A3 by Moody's

     Category 5
     ----------
     BBB+ by S&P and                     .15%
     Baa1 by Moody's

     Category 6
     ----------
     BBB by S&P and                      .1875%
     Baa2 by Moody's

     Category 7
     ----------
     BBB- by S&P and                     .25%
     Baa3 by Moody's

     Category 8
     ----------
     BB+ or lower by                     .375%
     S&P and Ba1 or lower
     by Moody's

     For purposes of the foregoing, (i) if no rating for any senior unsecured debt of the Borrower shall be available from either Moody's or S&P, such rating agency shall be deemed to have established a rating for the senior unsecured debt of the Borrower in Category 8, (ii) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Fee Percentage shall be based upon the inferior (or numerically highest) Category and (iii) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each such change shall apply to all Facility Fees thataccrue at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Termination Date, the Borrower and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

          "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Advance and such Lender's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Lender notified by such Lender to the Agent as its Applicable Lending Office with respect to such B Advance.

          "Applicable Margin" shall mean on any date, with respect to A Advances which are Eurodollar Rate Advances, the applicable spread set forth below based upon the ratings applicable on such date to any senior unsecured debt of the Borrower then outstanding:

                                             Eurodollar Rate
                                             Advance Spread
                                             ---------------
     Category 1
     ----------
     AA- or higher by S&P                          .25%
     and Aa3 or higher
     by Moody's

     Category 2
     ----------
     A+ by S&P and                                 .275%
     A1 by Moody's

     Category 3
     ----------
     A by S&P and A2                               .275%
     by Moody's

     Category 4
     ----------
     A- by S&P and                                 .275%
     A3 by Moody's

     Category 5
     ----------
     BBB+ by S&P and                               .30%
     Baa1 by Moody's

     Category 6
     ----------
     BBB by S&P and                                .3125%
     Baa2 by Moody's

     Category 7
     ----------
     BBB- by S&P and                               .375%
     Baa3 by Moody's

     Category 8
     ----------
     BB+ or lower by                               .50%
     S&P and Ba1 or lower
     by Moody's

     For purposes of the foregoing, (i) if no rating for any senior unsecured debt of the Borrower shall be available from either Moody's or S&P, such rating agency shall be deemed to have established a rating for the senior unsecured debt of the Borrower in Category 8, (ii) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Margin applicable to any A Advance which is a Eurodollar Rate Advance shall be based upon the inferior (or numerically highest) Category and (iii) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each such change shall apply to all A Advances which are Eurodollar Rate Advances that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Termination Date, the Borrower and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

          "Assignment and Acceptance" means an assignment and acceptance agreement entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit C hereto.

          "B Advance" means an advance by a Lender to the Borrower as part of a B Borrowing resulting from the auction bidding procedure described in Section 2.03.

          "B Borrowing" means a borrowing consisting of simultaneous B Advances from each of the Lenders whose offer to make one or more B Advances as part of such borrowing has been accepted by the Borrower under the auction bidding procedure described in Section 2.03.

          "B Note" means a promissory note of the Borrower payable to the order of any Lender, in substantially the form of Exhibit A-2 hereto, evidencing the indebtedness of the Borrower to such Lender resulting from a B Advance made by such Lender.

          "B Reduction" has the meaning specified in Section
     2.01.

          "Base Rate" means a fluctuating interest rate per annum equal at all times to the higher of:

               (a) the rate of interest announced publicly by NationsBank of North Carolina, N.A. in Charlotte, North
          Carolina, from time to time, as NationsBank of North
          Carolina, N.A.'s prime rate; or

               (b) for any day 1/2 of one percent per annum above the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by NationsBank of North Carolina, N.A. from three Federal funds brokers of recognized standing selected by it.

          "Base Rate Advance" means an A Advance which bears interest as provided in Section 2.07(a).

          "Borrowing" means an A Borrowing or a B Borrowing.

          "Business Day" means a day of the year on which banks are not required or authorized to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

          "Closing Date" means the date on which the conditions set forth in Section 3.01 applicable to the making of the initial Advances under this Agreement have been fulfilled.

          "Commitment" has the meaning specified in Section 2.01.

          "Commitment Percentage" means, with respect to each Lender, the percentage that such Lender's Commitment constitutes of the aggregate amount of the Commitments.

          "Convert", "Conversion" and "Converted" each refers to a conversion of Advances of one Type into Advances of another Type pursuant to Section 2.09 or 2.10.

          "Debt" means (i) indebtedness for borrowed money, however evidenced, including obligations under letters of credit, (ii) obligations to pay the deferred purchase price of property or services (other than trade indebtedness incurred in the ordinary course of business), (iii) obligations as lessee under leases recorded as capital leases in accordance with generally accepted accounting principles, and (iv) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (iii) above.

          "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

          "Eligible Assignee" means (i) a commercial bank organized or licensed to operate under the laws of the United States, or any State thereof, and having a combined capital and surplus of at least $50,000,000, or (ii) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development or has concluded special lending arrangements with the International Monetary Fund associated with its General Arrangements to Borrow and having a combined capital and surplus of at least $50,000,000, provided that such bank is acting through a branch or agency located in the United States.

          "ERISA" means the Employee Retirement Income Security
     Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

          "ERISA Affiliate" of any Person means any other Person that for purposes of Title IV of ERISA is a member of such Person's controlled group, or under common control with such Person, within the meaning of Section 414 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated and rulings issued thereunder.

          "ERISA Event" means (a) a reportable event, within the meaning of Section 4043 of ERISA, unless the 30-day notice requirement with respect thereto has been waived by the Pension Benefit Guaranty Corporation; (b) the provision by the administrator of any Plan of a notice of intent to terminate such Plan, pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA; (c) the cessation of operations at a facility in the circumstances described in Section 4068(f) of ERISA; (d) the withdrawal by the Borrower or any of its ERISA Affiliates from a Multiple Employer Plan during a plan year for which is was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (e) the failure by the Borrower or any of its ERISA Affiliates to make a payment to a plan required under
     Section 302(f)(1) of ERISA; (f) the adoption of an amendment to a Plan requiring the provision of security to such Plan, pursuant to Section 307 of ERISA; or (g) the institution by the PBGC of proceedings to terminate a Plan, pursuant to
     Section 4042 of ERISA, or the occurrence of any event or condition that might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, a Plan.

          "Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

          "Eurodollar Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

          "Eurodollar Rate" means, for the Interest Period for each Eurodollar Rate Advance comprising part of the same A Borrowing, an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such A Borrowing and for a period equal to such Interest Period. The Eurodollar Rate for the Interest Period for each Eurodollar Rate Advance comprising part of the same A Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business

     Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.09.

          "Eurodollar Rate Advance" means an A Advance which bears interest as provided in Section 2.07(b).

          "Eurodollar Rate Reserve Percentage" of any Lender for the Interest Period for any Eurodollar Rate Advance means the reserve percentage applicable during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for such Lender with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Interest Period.

          "Events of Default" has the meaning specified in
     Section 6.01.

          "Extension Date" has the meaning specified in Section
     2.17.

          "Facility Fee" shall have the meaning assigned to such term in Section 2.04(a).

          "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

          "Insufficiency" means, with respect to any Plan, the amount, if any, of its unfunded benefit liabilities within the meaning of Section 4001(a)(18) of ERISA.

          "Interest Period" means, for each A Advance comprising part of the same A Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such an A Advance and ending on the last day of the period selected by the Borrower pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be 1, 3 or 6 months in the case of a Eurodollar Rate Advance, in each case as the Borrower may, upon notice received by the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, that:

                 (i)     the duration of any Interest Period
          which commences before the Termination Date and otherwise ends after such date shall end on such date;

                (ii)     the duration of any Interest Period
          which commences before an assignment pursuant to
          Section 8.07 and otherwise ends after the date of such assignment shall end on such date and all accrued and unpaid interest shall be due and payable on such date;

               (iii)     Interest Periods commencing on the same
          date for A Advances comprising part of the same A
          Borrowing shall be of the same duration; and

                (iv) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, in the case of any Interest Period for a Eurodollar Rate Advance, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

          "Lenders" means the Banks listed on the signature pages hereof and each Eligible Assignee that shall become a party hereto pursuant to Section 8.07.

          "Majority Lenders" means at any time Lenders holding at least 51% of the then aggregate unpaid principal amount of the A Notes held by Lenders, or, if no such principal amount is then outstanding, Lenders having at least 51% of the Commitments (provided that, for purposes hereof, neither the Borrower, nor any of its Affiliates, if a Lender, shall be included in (i) the Lenders holding such amount of the A Advances or having such amount of the Commitments or (ii) determining the aggregate unpaid principal amount of the A Advances or the total Commitments).

          "Margin Regulations" means the margin stock regulations issued by the Board of Governors of the Federal Reserve
     System applicable to the Lenders and/or to the Borrower.

          "Moody's" shall mean Moody's Investors Service, Inc.

          "Moody's Rating" means the rating assigned to the Borrower's senior unsecured debt by Moody's Investors
     Service, Inc.

          "Multiemployer Plan" means a multiemployer plan, as defined in Section 4001(a)(3) of ERISA, to which the Borrower or any of its ERISA Affiliates is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions, such plan being maintained pursuant to one or more collective bargaining agreements.

          "Multiple Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any of its ERISA Affiliates and at least one Person other than the Borrower and its ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any of its ERISA Affiliates could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

          "Note" means an A Note, a B Note or the promissory note executed by the Borrower in favor of the Swingline Lender to evidence the Swingline Advances.

          "Notice of an A Borrowing" has the meaning specified in
     Section 2.02(a).

          "Notice of a B Borrowing" has the meaning specified in
     Section 2.03(a).

          "Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

          "Plan" means a Single Employer Plan or a Multiple
     Employer Plan.

          "Rating Event" means any of the following: (i) the Borrower's senior unsecured debt is rated by both S&P and Moody's and the Standard & Poor's Rating is lower than or equal to BBB+ or the Moody's Rating is lower than or equal to Baa1 or (ii) the Borrower's senior unsecured debt is rated by only one of S&P or Moody's and the Standard & Poor's Rating is lower than or equal to BBB+ or the Moody's Rating is lower than or equal to Baa1, as the case may be, or (iii) the Borrower's senior unsecured debt is not rated by either S&P or Moody's.

          "Reference Banks" means NationsBank of North Carolina,
     N.A., Bank of America National Trust and Savings
     Association, The First National Bank of Chicago and The
     Chase Manhattan Bank, N.A.

          "Register" has the meaning specified in Section
     8.07(c).

          "S&P" shall mean Standard and Poor's Corporation.

          "Single Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any of its ERISA Affiliates and no Person other than the Borrower and its ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any of its ERISA Affiliates could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

          "Standard & Poor's Rating" means the rating assigned to the Borrower's senior unsecured debt by Standard & Poor's
     Corporation.

          "Swingline Advances" shall have the meaning given to such term in Section 2.18 hereof.

          "Swingline Lender" shall mean NationsBank.

          "Swingline Reduction" has the meaning specified in
     Section 2.01.

          "Termination Date" means (i) December 17, 1998 or such later date determined in accordance with the provisions of
     Section 2.17, provided, however, that the Termination Date shall not be in any event later than December 17, 2000 or
     (ii) the earlier date of termination in whole of the Commitments pursuant to Section 2.05 or 6.01.

          "Type" means, with respect to any Advance, a Base Rate
     Advance or a Eurodollar Rate Advance.

          "Withdrawal Liability" has the meaning assigned to such term under Part 1 of Subtitle E or Part IV of ERISA.

          SECTION 1.02. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding".

          SECTION 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Section 4.01(e).


                                ARTICLE II

                     AMOUNTS AND TERMS OF THE ADVANCES

          SECTION 2.01. The A Advances. Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Borrower from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate amount not to exceed at any time outstanding the amount set forth opposite such Lender's name on the signature pages hereof or, if such Lender has entered into any Assignment and Acceptance, set forth for such Lender in the Register maintained by the Agent pursuant to Section 8.07(c), as such amount may be reduced or increased pursuant to Section 2.05 (such Lender's "Commitment"), provided that the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"), provided further, that the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the Swingline Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "Swingline Reduction"). Each A Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof and shall consist of A Advances of the same Type made on the same day by the Lenders ratably according to their respective Commitments. Within the limits of each Lender's Commitment, the Borrower may from time to time borrow, prepay pursuant to Section 2.11(b) and reborrow from time to time under this Section 2.01.

          SECTION 2.02. Making the A Advances. (a) Each A Borrowing shall be made on notice, given not later than 11:00 A.M. (New York City time) on the third Business Day prior to the date of the proposed A Borrowing, by the Borrower to the Agent, which shall give to each Lender prompt notice thereof by telecopier, telex or cable; provided, however, that in the event such notice is with respect to a proposed Base Rate Advance, such notice shall be given not later than 10:00 A.M. (New York City time) on the Business Day of the proposed Base Rate Advance.
Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately in writing, in substantially the form of Exhibit B-1 hereto, specifying therein the requested (i) date of such A Borrowing,
(ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an

A Borrowing comprised of Eurodollar Rate Advances, initial Interest Period for each such A Advance. Each Lender shall, before 11:00 A.M. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 8.02, in same day funds, such Lender's ratable portion of such A Borrowing, provided, however, that upon any assignment pursuant to Section 8.07, the assignee shall therewith make available to the Agent, and the Borrower shall immediately reborrow upon the same terms and conditions, the Advances of the assignor repaid in connection with such assignment. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Agent will make such same day funds available to the Borrower at the Borrower's account maintained with the Agent.

          (b) Each Notice of A Borrowing shall be irrevocable and binding on the Borrower. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Borrower shall indemnify each Lender against any loss, cost or reasonable expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of A Borrowing for such A Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss (other than the loss of anticipated profits), cost or reasonable expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the A Advance to be made by such Lender as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date. The amount of such loss, cost or expense shall be determined by such Lender and notified to the Borrower through the Agent in the form of a certificate of such Lender stating that the calculations set forth therein are in accordance with the terms of this Agreement and setting forth in reasonable detail the basis of such calculations, such certificate being conclusive and binding for all purposes absent manifest error and unless contested by the Borrower within 10 Business Days of its receipt of such certificate, and the amount set forth therein being payable in any event by the Borrower to such Lender on or before the 10th Business Day following delivery of such certificate to the Borrower.

          (c) Unless the Agent shall have received notice from a Lender prior to the date of any A Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such A Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such A Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount.
If and to the extent that such Lender shall not have so made such ratable portion available to the Agent, such Lender and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at
(i) in the case of the Borrower, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's A Advance as part of such A Borrowing for purposes of this Agreement.

          (d) The failure of any Lender to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the A Advance to be made by such other Lender on the date of any A Borrowing.

          SECTION 2.03. The B Advances. (a) Each Lender severally agrees that the Borrower may make B Borrowings under this Section 2.03 from time to time on any Business Day during the period from the date hereof until the date occurring 30 days prior to the Termination Date in the manner set forth below; provided that, following the making of each B Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to any B Reduction).

            (i) The Borrower may request a B Borrowing under this Section 2.03 by delivering to the Agent, by telecopier, telex or cable, confirmed immediately in writing, a notice of a B Borrowing (a "Notice of B Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be earlier than the date occurring 10 days after the date of such B Borrowing or later than the Termination Date), the interest payment date or dates relating thereto, and any other terms to be applicable to such B Borrowing, not later than 10:00 A.M. (New York City time) (A) at least one Business Day prior to the date of the proposed B Borrowing, if the Borrower shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Lenders shall be fixed rates per annum and (B) at least four Business Days prior to the date of the proposed B Borrowing, if the Borrower shall instead specify in the Notice of B Borrowing the basis to be used by the Lenders in determining the rates of interest to be offered by them. The Agent shall in turn promptly notify each Lender of each request for a B Borrowing received by it from the Borrower by sending such Lender a copy of the related Notice of B Borrowing.

           (ii) Each Lender may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B

     Advances to the Borrower as part of such proposed B Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by notifying the Agent (which shall give prompt notice thereof to the Borrower), before 10:00 A.M. (New York City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and
     (B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, of the minimum amount and maximum amount of each B Advance which such Lender would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.03(a), exceed such Lender's Commitment), the rate or rates of interest therefor and such Lender's Applicable Lending Office with respect to such B Advance; provided that if the Agent in its capacity as a Lender shall, in its sole discretion, elect to make any such offer, it shall notify the Borrower of such offer before 9:00 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders. If any Lender shall elect not to make such an offer, such Lender shall so notify the Agent, before 10:00 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders, and such Lender shall not be obligated to, and shall not, make any B Advance as part of such B Borrowing; provided that the failure by any Lender to give such notice shall not cause such Lender to be obligated to make any B Advance as part of such proposed B Borrowing.

          (iii) The Borrower shall, in turn, (A) before 11:00 A.M. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) before 1:00 P.M. (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, either

            (x) cancel such B Borrowing by giving the Agent notice to that effect, or

            (y) accept one or more of the offers made by any Lender or Lenders pursuant to paragraph (ii) above, in its sole discretion, by giving notice to the Agent of the amount of each B Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Agent on behalf of such Lender for such B Advance pursuant to paragraph (ii) above) to be made by each Lender as part of such B Borrowing, and reject any remaining offers made by Lenders pursuant to paragraph (ii) above by giving the Agent notice to that effect.

           (iv) If the Borrower notifies the Agent that such B Borrowing is cancelled pursuant to paragraph (iii)(x) above, the Agent shall give prompt notice thereof to the Lenders and such B Borrowing shall not be made.

            (v) If the Borrower accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph
     (iii)(y) above, the Agent shall in turn promptly notify (A) each Lender that has made an offer as described in paragraph
     (ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Lender pursuant to paragraph (ii) above have been accepted by the Borrower, (B) each Lender that is to make a B Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Lender as part of such B Borrowing, and (C) each Lender that is to make a B Advance as part of such B Borrowing, upon receipt, that the Agent has received forms of documents appearing to fulfill the applicable conditions set forth in Article III. Each Lender that is to make a B Advance as part of such B Borrowing shall, before 12:00 noon (New York City time) on the date of such B Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence or any later time when such Lender shall have received notice from the Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at its address referred to in
     Section 8.02 such Lender's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article III and after receipt by the Agent of such funds, the Agent will make such funds available to the Borrower at the Agent's aforesaid address. Promptly after each B Borrowing the Agent will notify each Lender of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

          (b) Each B Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof and, following the making of each B Borrowing, the Borrower shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above.

          (c) Within the limits and on the conditions set forth in this Section 2.03, the Borrower may from time to time borrow under this Section 2.03, repay or prepay pursuant to subsection
(d) below, and reborrow under this Section 2.03, provided that a B Borrowing shall not be made within five Business Days of the date of any other B Borrowing.

          (d) The Borrower shall repay to the Agent for the account of each Lender which has made a B Advance, or each other holder of a B Note, on the maturity date of each B Advance (such maturity date being that specified by the Borrower for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above and provided in the B Note evidencing such B Advance), the then unpaid principal amount of such B Advance. The Borrower shall have no right to prepay any principal amount of any B Advance unless, and then only on the terms, specified by the Borrower for such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above and set forth in the B Note evidencing such B Advance.

          (e) The Borrower shall pay interest on the unpaid principal amount of each B Advance from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the rate of interest for such B Advance specified by the Lender making such B Advance in its notice with respect thereto delivered pursuant to subsection (a)(ii) above, payable on the interest payment date or dates specified by the Borrower for such B Advance in the related Notice of B Borrowing delivered pursuant to subsection (a)(i) above, as provided in the B Note evidencing such B Advance.

          (f) The indebtedness of the Borrower resulting from each B Advance made to the Borrower as part of a B Borrowing shall be evidenced by a separate B Note of the Borrower payable to the order of the Lender making such B Advance.

          SECTION 2.04.  Fees.  (a)     Facility Fee. The
Borrower agrees to pay to the Agent, for the account of each Lender, a facility fee (the "Facility Fee") from the date hereof in the case of each Bank and from the effective date specified in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date, payable on the first day of each March, June, September and December during the term of such Lender's Commitment, commencing March 1, 1994, and on the Termination Date, in an amount equal to the Applicable Fee Percentage multiplied by the daily average Commitment (whether used or unused) of such Lender.

          (b) Agent's Fees. The Borrower shall pay to the Agent for its own account such fees as may from time to time be agreed between the Borrower and the Agent.

          SECTION 2.05. Reduction of the Commitments. (a) Reduction. The Borrower shall have the right, upon at least 10 Business Days' notice to the Agent, to terminate in whole or reduce ratably in part the unused portions of the respective Commitments of the Lenders, provided that the aggregate amount of the Commitments of the Lenders shall not be reduced to an amount which is less than the aggregate principal amount of the B Advances and Swingline Advances then outstanding, provided, further, that each partial reduction shall be in the aggregate amount of $10,000,000 or an integral multiple of $5,000,000 in excess thereof and provided, further, that the aggregate amount of the Commitments of the Lenders, after giving effect to the B Reductions and the Swingline Reductions, shall not be reduced below $100,000,000.

          (b) [intentionally left blank].

          SECTION 2.06.  Repayment of A Advances.  The Borrower
shall repay the principal amount of each A Advance made by each Lender in accordance with the A Note to the order of such Lender.

          SECTION 2.07. Interest on A Advances. The Borrower shall pay interest on the unpaid principal amount of each A Advance made by each Lender from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum:

          (a) Base Rate Advances. If such A Advance is a Base Rate Advance, a rate per annum equal at all times to the Base Rate in effect from time to time, payable monthly in arrears on the first Business Day of each month during such periods and on the date such Base Rate Advance shall be Converted or paid in full; provided that any amount of principal which is not paid when due (whether at stated maturity, by acceleration or otherwise) shall bear interest, from the date on which such amount is due until such amount is paid in full, payable on demand, at a rate per annum equal at all times to 2% per annum above the Base Rate in effect from time to time.

          (b) Eurodollar Rate Advances. If such A Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during the Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day which occurs during such Interest Period every three months from the first day of such Interest Period; provided that any amount of principal which is not paid when due (whether at stated maturity, by acceleration or otherwise) shall bear interest, from the date on which such amount is due until such amount is paid in full, payable on demand, at a rate per annum equal at all times to the greater of (x) 2% per annum above the Base Rate in effect from time to time and (y) 2% per annum above the rate per annum required to be paid on such A Advance immediately prior to the date on which such amount became due.

          SECTION 2.08. Additional Interest on Eurodollar Rate Advances. The Borrower shall pay to each Lender, so long as such Lender shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate Advance of such Lender, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for the Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Lender for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Lender and notified to the Borrower through the Agent in the form of a certificate of such Lender stating that the calculations set forth therein are in accordance with the terms of this Agreement and setting forth in reasonable detail the basis of such calculation, such certificate being conclusive and binding for all purposes absent manifest error and unless contested by the Borrower within 10 Business Days of its receipt of such certificate, and such amounts being payable by the Borrower in any event on or before the 10th Business Day following delivery of such certificates to the Borrower.

          SECTION 2.09. Interest Rate Determination. (a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Eurodollar Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks.

          (b) The Agent shall give prompt notice to the Borrower and the Lenders of the applicable interest rate determined by the Agent for purposes of Section 2.07(a) or (b), and the applicable rate, if any, furnished by each Reference Bank for the purpose of determining the applicable interest rate under Section 2.07(b).

          (c) If fewer than two Reference Banks furnish timely information to the Agent for determining the Eurodollar Rate for any Eurodollar Rate Advance, the Eurodollar Rate for such Eurodollar Rate Advance shall be a rate of interest determined on the basis of at least two offered rates for deposits in United States dollars for a period equal to the Interest Period applicable to such Eurodollar Rate Advance commencing on the first day of such Interest Period appearing on the Reuters Screen LIBO Page as of 11:00 a.m. (London time) on the day that is two Business Days prior to the first day of such Interest Period. If at least two such offered rates appear on the Reuters Screen LIBO Page, the rate with respect to each Interest Period will be the arithmetic average (rounded upwards to the next 1/16th of 1%) of such offered rates. If fewer than two offered rates appear:

            (i) the Agent shall forthwith notify the Borrower and the Lenders that the interest rate cannot be determined for such Eurodollar Rate Advances, as the case may be,

           (ii) each such Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

          (iii) the obligation of the Lenders to make, or to Convert Base Rate Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

          Each Reference Bank shall use its best efforts to provide timely information to the Agent for the purpose of determining the Eurodollar Rate.

          (d) If, with respect to any Eurodollar Rate Advances, the Majority Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Advances will not adequately reflect the cost to such Majority Lenders of making, funding or maintaining their respective Eurodollar Rate Advances for such Interest Period, the Agent shall forthwith so notify the Borrower and the Lenders, whereupon

            (i)     each Eurodollar Rate Advance will
     automatically, on the last day of the then existing Interest
     Period therefor, Convert into a Base Rate Advance, and

           (ii) the obligation of the Lenders to make, or to Convert A Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

          (e) If the Borrower shall fail to select the duration of any Interest Period for any Eurodollar Rate Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Agent will forthwith so notify the Borrower and the Lenders and such advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

          (f) On the date on which the aggregate unpaid principal amount of A Advances comprising any A Borrowing shall be reduced, by payment or prepayment or otherwise, to less than $10,000,000, such A Advances shall, if they are Advances of a Type other than Base Rate Advances, automatically Convert into Base Rate Advances, and on and after such date the right of the Borrower to Convert such A Advances into Advances of a Type other than Base Rate Advances shall terminate; provided, however, that if and so long as each such A Advance shall be of the same Type and have the same Interest Period as A Advances comprising another A Borrowing or other A Borrowings, and the aggregate unpaid principal amount of all such A Advances shall equal or exceed $10,000,000, the Borrower shall have the right to continue all such A Advances as, or to Convert all such A Advances into, Advances of such Type having such Interest Period.

          SECTION 2.10. Voluntary Conversion of A Advances. The Borrower may on any Business Day, upon notice given to the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.09 and 2.13, Convert all A Advances of one Type comprising the same A Borrowing into Advances of another Type; provided, however, that any Conversion of any Eurodollar Rate Advances into Base Rate Advances shall be made on, and only on, the last day of an Interest Period for such

Eurodollar Rate Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and
(iii) if such Conversion is into Eurodollar Rate Advances, the duration of the Interest Period for each such A Advance.

          SECTION 2.11.  Prepayment of A Advances.  (a) The
Borrower shall have no right to prepay any principal amount of any A Advances other than as provided in subsection (b) below.

          (b) The Borrower may, upon at least 1 Business Day's notice to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given the Borrower shall, prepay the outstanding principal amounts of the Advances comprising part of the same A Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, that (x) each partial prepayment shall be in an aggregate principal amount not less than $1,000,000 and (y) in the case of any such prepayment of a Eurodollar Rate Advance, the Borrower shall be obligated to reimburse the Lenders in respect thereof pursuant to Section 8.04(b).

          SECTION 2.12.  Increased Costs.  (a) If, due to either
(i) the introduction after the date of this Agreement of or any change (other than any change by way of imposition or increase of reserve requirements, in the case of Eurodollar Rate Advances, included in the Eurodollar Rate Reserve Percentage) in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority after the date of this Agreement (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining Eurodollar Rate Advances under this Agreement, then the Borrower shall from time to time pay to the Agent for the account of such Lender, to the extent that such Lender reasonably determines such increase to be allocable to the existence of such Lender's commitment to lend hereunder, additional amounts sufficient to compensate such Lender for such increased cost.
The amount of such increased cost shall be determined by such Lender and notified to the Borrower through the Agent in the form of a certificate of such Lender stating that the calculations set forth therein are in accordance with the terms of this Agreement and setting forth in reasonable detail the basis of such calculations, such certificate being conclusive and binding for all purposes absent manifest error and unless contested by the Borrower within 10 Business Days of its receipt of such certificate, and the amount set forth therein being payable in any event by the Borrower to such Lender on or before the 10th Business Day following delivery of such certificate to the Borrower.

          (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's commitment to lend hereunder and other commitments of this type or such Lender's Advances, then, on or before 10 Business Days after a demand by such Lender (with a copy of such demand to the Agent), the Borrower shall immediately pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend hereunder or such Lender's Advances. Such additional amounts shall be determined by such Lender and notified to the Borrower through the Agent in the form of a certificate of such Lender stating that the calculations set forth therein are in accordance with the terms of this Agreement and setting forth in reasonable detail the basis of such calculations, such certificate being conclusive and binding for all purposes absent manifest error and unless contested by the Borrower within 10 Business Days of its receipt of such certificate, and the amount set forth therein being payable in any event by the Borrower to such Lender on or before the 10th Business Day following delivery of such certificate to the Borrower.

          (c) Notwithstanding the foregoing, any Lender making written demand on Borrower for indemnification or compensation pursuant to paragraphs (a) or (b) of this Section 2.12 shall make such demand as soon as practicable after the Lender receives actual notice or obtains actual knowledge of the promulgation of a law, rule, order or interpretation or occurrence of another event giving rise to a claim pursuant to such paragraphs. In the event that such Lender fails to give Borrower the notice within the time limitation set forth in the preceding sentence, the Borrower shall have no obligation to pay such claim for indemnification or compensation accruing prior to the ninetieth day preceding such written demand.

          (d) Each Lender agrees that it will use reasonable efforts to designate an alternate lending office with respect to any of its Advances affected by the matters or circumstances described in paragraphs (a) or (b) of this Section 2.12, Section
2.13 or Section 2.14 to reduce the liability of Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as reasonably determined by such Lender.

          (e) If a Lender has notified the Borrower of any material increased costs pursuant to paragraph (a) or (b) of this
Section 2.12, Borrower may, within 10 Business Days after such notice and upon at least 5 Business Days notice to such Lender, terminate the Commitment of such Lender; provided, that (i) any such termination shall be accompanied by prepayment in full of the aggregate principal amount of the Advances made by such Lender then outstanding, together with accrued interest thereon to the date of such prepayment, any other amounts owing to the Lender pursuant to this Agreement and reasonable costs and expenses incurred by such Lender in effecting such Commitment termination and (ii) no Event of Default, or an event which would constitute an Event of Default but for the requirement that notice be given or time elapse or both, shall exist as of the date of any such termination; provided, further, that the Borrower may terminate the Commitment of a Lender pursuant to this paragraph even if an Event of Default, or an event which would constitute an Event of Default but for the requirement that notice be given or time elapse or both, exists at the time of such termination, if the Lender's Commitment is assigned in accordance with Section 8.07.

          SECTION 2.13. Illegality. Notwithstanding any other provision of this Agreement, if any Lender or Lenders shall notify the Agent that after the date of this Agreement the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender or its Eurodollar Lending office to perform its obligations hereunder to make Eurodollar Rate Advances or to fund or maintain Eurodollar Rate Advances hereunder, (i) the obligation of the Lenders to make, or to Convert A Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist and (ii) the Borrower shall either (A) forthwith prepay in full all Eurodollar Rate Advances of all Lenders then outstanding, together with interest accrued thereon, unless the Borrower, within five Business Days of notice from the Agent, Converts all Eurodollar Rate Advances of all Lenders then outstanding into Advances of another Type in accordance with Section 2.10 or (B) forthwith prepay in full all Eurodollar Rate Advances of such Lender or Lenders so notifying the Agent and reduce the Commitments of such Lenders by such amount.

          SECTION 2.14. Payments and Computations. (a) The Borrower shall make each payment hereunder and under the Notes not later than 11:00 A.M. (New York City time) on the day when due in U.S. dollars to the Agent at its address referred to in
Section 8.02 in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or commitment fees ratably (other than amounts payable pursuant to Section 2.03, 2.08, 2.12, 2.13(ii)(B) or 2.15) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to Section 8.07(d), from and after the effective date specified in such Assignment and Acceptance, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

          (b) All computations of interest based on the Base Rate and of fees set forth in Sections 2.04(a) shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate or the Federal Funds Rate shall be made by the Agent, and all computations of interest pursuant to Section 2.08 shall be made by a Lender, on the basis of a year of 360 days, in each case for the actual number of days including the first day but excluding the last day) occurring in the period for which such interest or commitment fees are payable. Each determination by the Agent (or, in the case of Section 2.08, by a Lender) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

          (c) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or commitment fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

          (d) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Lenders hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent that the Borrower shall not have so made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

          SECTION 2.15. Taxes. (a) Any and all payments by the Borrower hereunder or under the A Notes shall be made, in accordance with Section 2.14, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any A Note to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this
Section 2.15) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had not such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

          (b) In addition, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under the A Notes or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or the A Notes (hereinafter referred to as "Other Taxes").

          (c) The Borrower will indemnify each Lender and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.15) paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Such indemnification shall be made within 30 days from the date the Lender or the Agent (as the case may be) makes written demand therefor. The Borrower may contest whether such Taxes or Other Taxes were correctly or legally asserted within 30 days from the date of such demand. In the event that subsequent to the Borrower's indemnification of a Lender or the Agent it is determined that such Taxes or Other Taxes were incorrectly asserted and such Lender or the Agent receives a refund of such Taxes or Other Taxes, such Lender or the Agent shall, within 10 days of receiving such refund, pay to the Borrower the amount of such refund allocable to this Agreement together with any interest received by such Lender or the Agent on account thereof.

          (d) Prior to the date of the initial Borrowing in the case of each Bank, and on the date of the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender, and from time to time thereafter if requested by the Borrower or the Agent, each Lender organized under the laws of a jurisdiction outside the United States shall provide the Agent and the Borrower with the forms prescribed by the Internal Revenue Service of the United States certifying as to such Lender's status for purposes of determining exemption from United States withholding taxes with respect to all payments to be made to such Lender hereunder and under the Notes or other documents satisfactory to the Borrower and the Agent indicating that all payments to be made to such Lender hereunder and under the Notes are subject to such taxes at a rate reduced by an applicable tax treaty. Unless the Borrower and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under any Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Borrower or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Lender organized under the laws of a jurisdiction outside the United States.

          (e) Any Lender claiming any additional amounts payable pursuant to this Section 2.15 shall use its best efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its Applicable Lending Office if the making of such a change would avoid the need for, or reduce the amount of, any such additional amounts which may thereafter accrue and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.

          (f) Without prejudice to the survival of any other agreement hereunder, the agreements and obligations contained in this Section 2.15 shall survive the payment in full of principal and interest hereunder and under the A Notes.

          SECTION 2.16. Sharing of Payments, Etc. If any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Section 2.08, 2.12, 2.13(ii)(B), 2.15 or 8.07) in excess of its ratable share of payments on account of the A Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the A Advances made by them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this
Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such

Lender were the direct creditor of the Borrower in the amount of such participation.

          SECTION 2.17. Extension of Maturity. So long as no Event of Default shall have occurred and be continuing or if any Event of Default shall have occurred and shall have been waived, the Borrower may, prior to each of December 17, 1998 and December 17, 1999 (each, an "Extension Date"), request an extension of the Termination Date for a one-year period by giving notice of such request not less than 90 days nor more than 120 days prior to such Extension Date to the Agent and executing and delivering to each Lender a completed Extension Letter in the form of Exhibit "F" hereto, requesting the extension of the Termination Date. Each Lender may, in its sole discretion, execute such letter and return copies thereof to the Agent and the Borrower. Any Lender which fails to execute and return its copies of the Extension Letter on or before the date 60 days prior to the applicable Extension Date shall be deemed to have denied the Borrower's request. If, on the date 60 days before the applicable Extension Date, the Agent has received Extension Letters from Lenders holding at least 60% but less than 100% in aggregate principal amount of the Commitments, the Borrower may (i) require each Lender who has denied the Borrower's request to transfer all such Lender's rights and obligations under this Agreement to another financial institution or institutions, which shall be in each case (A) an Eligible Assignee selected by the Borrower willing to assume such rights and obligations and to consent to the extension of the Termination Date, in accordance with the provisions of Section 8.07 and (B) assuming a Commitment in an amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof or (ii) repay in whole or in part accrued and unpaid principal, interest and fees with respect to the Commitments and Advances of each Lender who has denied the Borrower's request and terminate in whole or in part the Commitments of such Lenders, provided (i) that the termination of such Commitments would not result in the aggregate remaining Commitments being reduced below the limit set forth in Section
2.05 and (ii) that the Borrower shall have obtained the consent of such Lender with respect to the remaining portion of such Lender's Commitment. If on the date 30 days prior to the applicable Extension Date the Agent has received Extension Letters from each Lender (after giving effect to the assignments pursuant to Section 8.07, if any) the Termination Date shall be extended by one year.

          SECTION 2.18  Swingline Advances.

          (a) Subject to the terms and conditions hereof, and in reliance on the representations and warranties set forth herein, the Swingline Lender agrees to make swingline loans (the "Swingline Advances") to the Borrower from time to time during the period from the Closing Date to but not including the Termination Date, in an amount not to exceed Twenty Million Dollars ($20,000,000) at any time outstanding; provided, the obligation of the Lenders to make A Advances under Section 2.01 shall be reduced from time to time by the outstanding principal balance of the Swingline Advances. Notwithstanding the foregoing, the Swingline Lender shall not make any Swingline Advances after the date on which the Agent or the Majority Lenders notify the Swingline Lender and the Borrower that an Event of Default, or an event which would constitute an Event of Default but for the requirement that notice be given or time elapse or both, has occurred. The Swingline Lender may resume the making of Swingline Advances after the Swingline Lender shall have received, and acknowledged in writing, notice from the Majority Lenders or the Agent that an Event of Default, or an event which would constitute an Event of Default but for the requirement that notice be given or time elapse or both, is no longer continuing or has been waived in accordance with the terms of this Agreement.

          (b) (i) Each Swingline Advance shall have a maturity of no greater than 7 days and shall bear interest at the rate offered by the Swingline Lender and accepted by the Borrower for the applicable period prior to maturity. Interest on all Swingline Advances shall be due and payable in arrears on March 31, June 30, September 30 and December 31 of each year and on the Termination Date.

         (ii) All Swingline Advances shall be denominated in Dollars. Swingline Advances and all payments thereof shall be in the aggregate minimum amount of $1,000,000 and integral multiples of $500,000 in excess of that amount.

          (c) Whenever the Borrower desires to borrow or repay under this Section 2.18, it shall deliver to the Agent a notice of such borrowing or repayment not later than 11:00 a.m.
(Charlotte, North Carolina time) on the date of each Swingline
Advance.

          (d)  (i)  Promptly after receipt of such notice under
Section 2.18(c), the Agent shall notify the Swingline Lender by facsimile or other similar form of transmission, of the date, type, amount and interest period of the proposed borrowing. The Swingline Lender shall make the amount of its Swingline Advances available to the Agent in immediately available, freely transferable funds, to such account of the Agent as the Agent may designate, by the date and time specified in the notice of borrowing delivered pursuant to Section 2.18(c) provided that the Swingline Lender and the Borrower have agreed as to the interest rate for such Swingline Advance. After the Agent's receipt of the proceeds of such Swingline Advances and upon satisfaction of the applicable conditions set forth in Section 3.02, the Agent shall make the proceeds of such Swingline Advance on such date by transferring immediately available, freely transferable funds equal to the proceeds of all such Swingline Advances received by the Agent to an account of the Borrower with the Agent.

          (ii) All Swingline Advances shall be subject to all the terms and conditions applicable to Advances generally, provided that all interest thereon shall be payable to the Agent solely for the account of the Swingline Lender except as provided herein and in subsection (e) below.

          (iii) Notwithstanding the foregoing, not more than (A) two (2) Business Days after demand is made by the Swingline Lender (if such demand is made by 10:00 a.m. (Charlotte, North Carolina time) on any Business Day) or (B) three (3) Business Days after demand is made by the Swingline Lender (if such demand is made after 10:00 a.m. (Charlotte, North Carolina time) on any Business Day) (in each case whether before or after the occurrence of an Event of Default or an event which would constitute an Event of Default but for the requirement that notice be given or time elapse or both), each Lender shall irrevocably and unconditionally purchase and receive from the Swingline Lender, without recourse or warranty, an undivided interest and participation in each Swingline Advance to the extent of such Lender's Commitment Percentage thereof by paying to the Agent for the account of the Swingline Lender, in same day funds, an amount equal to the product of such Swingline Advance multiplied by such Lender's Commitment Percentage. If such amount is not in fact made available by any Lender, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon, for each day from the date of such demand, if made prior to 10:00 a.m. (Charlotte, North Carolina time) on any Business Day, or, if made at any other time, from the next Business Day following the date of such demand, until the date such amount is paid to the Agent by such Lender, at the Federal Funds Rate.

          (e) From and after the date, if any, on which any Lender purchases an undivided interest and participation in any Swingline Advance pursuant to Section 2.18(d)(iii) above, the Agent shall promptly distribute to such Lender at its address set forth on the signature pages hereof, or at such other address as such Lender may request in writing, such Lender's pro rata share of all payments of principal and interest received by the Agent in respect of such Swingline Advance.


                                ARTICLE III

                           CONDITIONS OF LENDING

          SECTION 3.01.  Condition Precedent to Initial Advances.
The obligation of each Lender to make its initial Advance is subject to the condition precedent that the Agent shall have received on or before the day of the initial Borrowing the following, each dated such day, in form and substance satisfactory to the Agent and (except for the Notes) in sufficient copies for each Lender:

          (a) The A Notes payable to the order of the Lenders, respectively.

          (b) Certified copies of the resolutions of the Board of Directors of the Borrower approving this Agreement and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes.

          (c) A certificate of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder.

          (d)  A favorable opinion of Warren Y. Zeger, Esq., Vice
President and General Counsel for the Borrower, substantially in the form of Exhibit D hereto and as to such other matters as any Lender through the Agent may reasonably request.

          (e) The Borrower shall have paid all accrued fees and expenses of the Agent (including the accrued fees and disbursements of counsel to the Agent).

          SECTION 3.02. Conditions Precedent to Each A Borrowing. The obligation of each Lender to make an A Advance on the occasion of each A Borrowing (including the initial Borrowing if an A Borrowing) shall be subject to the further conditions precedent that on the date of such A Borrowing the following statements shall be true (and each of the giving of the applicable Notice of A Borrowing and the acceptance by the Borrower of the proceeds of such A Borrowing shall constitute a representation and warranty by the Borrower that on the date of such A Borrowing such statements are true):

            (i) The representations and warranties contained in paragraphs (a) and (d) of Section 4.01 are correct on and as of the date of such A Borrowing, before and after giving effect to such A Borrowing and to the application of the proceeds therefrom, as though made on and as of such date, and

           (ii) No event has occurred and is continuing, or would result from such A Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

          SECTION 3.03. Conditions Precedent to Each B Borrowing. The obligation of each Lender which is to make a B Advance on the occasion of a B Borrowing (including the initial Borrowing if a B Borrowing) to make such B Advance as part of such B Borrowing is subject to the conditions precedent that (i) the Agent shall have received the written confirmatory Notice of B Borrowing with respect thereto, (ii) on or before the date of such B Borrowing, but prior to such B Borrowing, the Agent shall have received a B Note payable to the order of such Lender for each of the one or more B Advances to be made by such Lender as part of such B Borrowing, in a principal amount equal to the principal amount of the B Advance to be evidenced thereby and otherwise on such terms as were agreed to for such B Advance in accordance with Section 2.03, and (iii) on the date of such B Borrowing the following statements shall be true (and each of the giving of the applicable Notice of B Borrowing and the acceptance by the Borrower of the proceeds of such B Borrowing shall constitute a representation and warranty by the Borrower that on the date of such B Borrowing such statements are true):

          (a) The representations and warranties contained in paragraphs (a) and (d) of Section 4.01 are correct on and as of the date of such B Borrowing, before and after giving effect to such B Borrowing and the application of the proceeds therefrom, as though made on and as of such date, and

          (b) No event has occurred and is continuing, or would result from such B Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or which would constitute an Event of Default but for the requirement that notice be given or time elapse or both.


                                ARTICLE IV

                      REPRESENTATIONS AND WARRANTIES

          SECTION 4.01. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows ((i) as of the date hereof and as of the date of the making of each Advance in the case of the representations and warranties contained in Sections 4.01(a) and (d) and (ii) as of the date hereof in the case of each other representation and warranty contained in this Section 4.01):

          (a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction indicated at the beginning of this Agreement.

          (b) The execution, delivery and performance by the Borrower of this Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Borrower's charter or by-laws or (ii) law or any contractual restriction binding on or affecting the Borrower except, in the case of (ii), for any contravention which would not have a materially adverse effect on Borrower's business, assets or financial condition.

          (c) Section 4.01(c) of the Disclosure Schedule lists each material authorization or approval or other action by, and notice to or filing with, any governmental authority or regulatory body (including, without limitation, the Federal Communications Commission) required for the due execution, delivery and performance by the Borrower of this Agreement or the

Notes, and Borrower has obtained each such authorization or approval and has given each such notice and made each such filing.

          (d) This Agreement is, and the Notes when delivered hereunder will be, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally and subject to general rules of equity.

          (e) The balance sheets of the Borrower and its consolidated subsidiaries as at December 31, 1992, and the related statements of income and retained earnings of the Borrower and its consolidated subsidiaries for the fiscal year then ended, copies of which have been furnished to each Bank, fairly present the financial condition of the Borrower and its consolidated subsidiaries as at such date and the results of the operations of the Borrower and its consolidated subsidiaries for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and since December 31, 1992, there has been no material adverse change in the business, financial condition or performance, operations, or properties of the Borrower and any of its consolidated subsidiaries, taken as a whole.

          (f) Section 4.01(f) of the Disclosure Schedule contains a brief description of each material action, suit, investigation, litigation or proceeding pending or, to the knowledge of Borrower, threatened in any court or before any arbitrator or governmental instrumentality to which the Borrower is a party, none of which (i) would have a material adverse effect on the business, financial condition, operations or properties of the Borrower and any of its consolidated subsidiaries, taken as a whole or (ii) would be likely to have a material adverse effect on the ability of Borrower to fulfill its obligations under this Agreement or any Note.

          (g) All transactions contemplated hereby are permissible in accordance with Regulation U and the Margin
Regulations issued by the Board of Governors of the Federal
Reserve System, after giving effect to each of the Advances made hereunder.

          (h)  To the knowledge of the Borrower, no
representation or warranty by the Borrower in this Agreement or in any certificate or other document that has been delivered pursuant to the terms of this Agreement contained any untrue statement of a material fact or omitted to state a material fact or any fact necessary to make the statements contained herein or therein not misleading at such time and in light of the circumstances under which such information was furnished.

          (i) Neither the Borrower nor any of its consolidated subsidiaries is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by the Borrower, nor the consummation of the other transactions contemplated hereby will violate any provision of such Act or rule, regulation or order of the Securities Exchange Commission thereunder.


                                 ARTICLE V

                         COVENANTS OF THE BORROWER

          SECTION 5.01.  Affirmative Covenants.  So long as any
Note shall remain unpaid or any Lender shall have any Commitment hereunder, the Borrower will, unless the Majority Lenders shall otherwise consent in writing:

          (a) Compliance with Laws, Etc. Comply, and cause each of its consolidated subsidiaries to comply, with (i) the requirements of all applicable laws, rules, regulations and orders of any governmental authority (including, without limitation, the regulations of the Federal Communications Commission), non-compliance with which would materially adversely affect the business or credit of the Borrower and its consolidated subsidiaries, taken as a whole, and (ii) the Margin Regulations (which compliance shall include the furnishing to any Lender of a Federal Reserve Form U-1 provided for in Regulation U issued by the Board of Governors of the Federal Reserve System upon the reasonable request of any Lender).

          (b)  Reporting Requirements.  Furnish to the Lenders:

            (i) as soon as available and in any event within 60 days after the end of each fiscal quarter, quarterly consolidated balance sheets, income statements and statements of changes in financial position of the Borrower and its consolidated subsidiaries, certified by the Borrower's Chief Financial Officer or Treasurer (which certification shall indicate that the reported results present fairly the combined financial positions of the Borrower and its consolidated subsidiaries at the end of such quarter in conformity with generally accepted accounting principles applied on a consistent basis and which may be subject to year-end audit adjustments) and stating that, to such officer's knowledge, the Borrower is in compliance with the covenants contained in Sections 5.01, and 5.02 and, if applicable, 5.03 of this Agreement;

           (ii) as soon as available and in any event within 90 days after the end of each fiscal year, furnish audited annual consolidated financial statements of the Borrower and its consolidated subsidiaries prepared in accordance with generally accepted accounting principles consistently applied and certified in a manner acceptable to the Majority Lenders by Deloitte & Touche or other independent certified public accountants reasonably acceptable to the Majority Lenders;

          (iii) as soon as possible and in any event within five Business Days after the Borrower becomes aware of the occurrence of each Event of Default and each event which, with the giving of notice or lapse of time, or both, would constitute an Event of Default, continuing on the date of such statement, a statement of the Chief Financial Officer of the Borrower setting forth details of such Event of Default or event and the action which the Borrower has taken and proposes to take with respect thereto;

           (iv) promptly after the sending or filing thereof, copies of all reports which the Borrower sends to any of its security holders, and copies of all reports and registration statements, other than Form S-8 and other similar reports, which the Borrower or any subsidiary files with the Securities and Exchange Commission or any national securities exchange; and

            (v)     such other information respecting the
     financial condition or operations of the Borrower or any of its consolidated subsidiaries as any Lender through the Agent may from time to time reasonably request.

          (c) Insurance. Maintain, and cause each of its consolidated subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower or such subsidiary operates.

          (d)  Preservation of Corporate Existence, Etc.
Preserve and maintain, and cause each of its consolidated subsidiaries to preserve and maintain, its corporate existence, rights (charter and statutory), and franchises; provided, however, that the Borrower or any of its consolidated subsidiaries shall not be required to preserve any right or franchise and any such consolidated subsidiary shall not be required to preserve its corporate existence, if the Board of Directors or an appropriate executive officer of the Borrower or the Board of Directors or an appropriate executive officer of such consolidated subsidiary shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrower or such consolidated subsidiary, as the case may be, and that the loss thereof is not disadvantageous in any material respect to the Lenders.

          (e) Visitation Rights. At any reasonable time and from time to time, permit the Agent or any of the Lenders or any agents or representatives thereof, upon written notice given to the Borrower, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its consolidated subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any of its consolidated subsidiaries with any of their respective officers or directors.

          (f) Keeping of Books. Keep, and cause each of its consolidated subsidiaries to keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of the Borrower and each of its consolidated subsidiaries in accordance with generally accepted accounting principles consistently applied.

          (g) Maintenance of Properties, Etc. Maintain and preserve, and cause each of its consolidated subsidiaries to maintain and preserve, in the ordinary course of business consistent with past practice, all of its properties which are used in the conduct of its business in good working order and condition, ordinary wear and tear excepted.

          SECTION 5.02. Negative Covenants. So long as any Note shall remain unpaid or any Lender shall have any Commitment hereunder, the Borrower will not, without the written consent of the Majority Lenders:

          (a) Liens, Etc. Create or suffer to exist, or permit any of its consolidated subsidiaries to create or suffer to exist, any lien, security interest or other charge or encumbrance, or any other type of preferential arrangement, upon or with respect to any of its properties, whether now owned or hereafter acquired, or assign, or permit any of its consolidated subsidiaries to assign, any right to receive income, in each case to secure or provide for the payment of any Debt of any Person, other than (i) purchase money liens or purchase money security interests upon or in any property acquired or held by the Borrower or any consolidated subsidiary in the ordinary course of business to secure the purchase price of such property or to secure indebtedness incurred solely for the purpose of financing the acquisition of such property, (ii) liens or security interests existing on such property at the time of its acquisition (other than any such lien or security interest created in contemplation of such acquisition), (iii) liens or security interests existing on the date of this Credit Agreement,
(iv) liens for taxes not yet due, or liens for taxes being contested in good faith and by appropriate proceedings for which adequate reserves have been established in accordance with generally accepted accounting principles, (v) liens in respect of property or assets of the Borrower or any consolidated subsidiary imposed by law, which were incurred in the ordinary course of business, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business and (x) which do not in the aggregate materially detract from the value of such property or assets or materially impair the use thereof in the operation of the business of the Borrower or any consolidated subsidiary or (y) which are being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with generally accepted accounting principles and which proceedings have the effect of preventing the forfeiture or sale of the property or assets subject to any such lien, (vi) any lien arising by reason of deposits with, or the giving of any form of security to, any governmental agency or any body created or approved by law or governmental regulation, which is required by law or governmental regulation as a condition to the transaction of any business, or the exercise of any privilege or license, or to enable the Borrower or a consolidated subsidiary to maintain self-insurance or to participate in any arrangements established by law to cover any insurance risks or in connection with workmen's compensation, unemployment insurance, old age pensions, social security or similar matters, (vii) judgment liens, so long as the finality of such judgment is being contested in good faith and execution thereon is stayed and adequate reserves have been established in accordance with generally accepted accounting principles, (viii) easements or similar encumbrances, the existence of which does not impair the use or value of the property subject thereto for the purposes for which it is held or was acquired or (ix) leases and landlords' liens on fixtures and movable property located on premises leased in the ordinary course of business, so long as the rent secured by said fixtures and movable property is not in default; provided that the aggregate principal amount of the indebtedness secured by the liens or security interests referred to in clauses (i) and (ii) above shall not exceed the lesser of
(A) $400 million or (B) 40% of the Borrower's consolidated tangible net worth as of the date of the Borrower's last financial statement submitted to the Agent pursuant to Section 5.01(b). In the event that such indebtedness secured by liens or security interests would be permitted but for the limitation in clause (B) above, the Borrower may nevertheless incur such indebtedness and grant such liens or security interests, provided that the amount of such indebtedness shall not exceed 40% of the Borrower's consolidated tangible net worth as reflected in a pro forma balance sheet giving effect to such transaction delivered to the Agent and certified by the Treasurer or Assistant Treasurer of the Borrower as to the basis of such determinations and, upon the reasonable request of the Majority Lenders, upon the Borrower's delivery to the Agent of a letter from a firm reasonably satisfactory to the Majority Lenders as to the fairness of the consideration paid and the indebtedness and liens incurred by the Borrower in connection with such acquisition.

          (b) Mergers, Etc. Merge or consolidate with any Person or acquire all or substantially all of the assets of any Person provided that the Borrower may engage in any such proposed transaction so long as the Borrower is the surviving corporation and immediately after giving effect to such proposed transaction, no Event of Default or event which, with the giving of notice or lapse of time, or both, would constitute an Event of Default would exist.

          (c) Sales, Etc. of Assets. Sell, lease, transfer or otherwise dispose of, or permit any consolidated subsidiary to sell, lease, transfer or otherwise dispose of, fixed assets of the Borrower or its consolidated subsidiaries in an aggregate amount in excess of 15% of the Borrower's consolidated tangible net worth as of the date of the Borrower's last financial statement submitted to the Agent pursuant to Section 5.01(b) during any calendar year, other than (i) in the ordinary course of business or (ii) pursuant to an order of the Federal Communications Commission.

          (d) Change in Nature of Business. Make, or permit any consolidated subsidiary to make, any material change in the nature of its business, taken as a whole, as carried on at the date hereof; provided, however, that the Borrower may make, or permit any consolidated subsidiary to make, any such change so long as it does not constitute a material change of the nature of the Borrower's operations conducted with not less than 40% of its total consolidated assets.

          (e) Accounting Changes. Make, or permit any consolidated subsidiary to make, any material change in accounting policies or reporting practices, except as required by generally accepted accounting principles or by any law, rule or regulation applicable to the Borrower or any of its consolidated subsidiaries.

          SECTION 5.03. Special Financial Covenant. So long as any Note shall remain unpaid or any Lender shall have any Commitment hereunder and in the event that a Rating Event shall have occurred and be continuing, the Borrower will, unless the Majority Lenders shall otherwise consent in writing,maintain at all times a ratio of (A) the sum of the Borrower's total consolidated Debt to (B) the sum of the Borrower's total consolidated Debt plus the Borrower's total stockholders' equity not in excess of .60 to 1.0.


                                ARTICLE VI

                             EVENTS OF DEFAULT

          SECTION 6.01.  Events of Default.  If any of the
following events ("Events of Default") shall occur and be continuing:

          (a) The Borrower shall fail to pay (i) any principal of any Note when the same becomes due and payable or (ii) interest on any Note when the same becomes due and payable and such failure to pay interest continues for five (5) Business Days; or

          (b) Any representation or warranty made or deemed made by the Borrower herein or by the Borrower (or any of its officers) to the Agent or any Lender in connection with the negotiation of this Agreement or any representation or warranty deemed to have been made pursuant to Section 3.02(i) or 3.03(a) in connection with any Borrowing shall prove to have been incorrect in any material respect when made; or

          (c) The Borrower shall fail to perform or observe (i) any term, covenant or agreement contained in Section 5.01(b)(iii), (ii) any term, covenant or agreement contained in
Section 5.02 if the failure to perform or observe any such term, covenant or agreement shall remain unremedied for 5 Business Days after written notice thereof shall have been given to the Borrower by the Agent or any Lender; or (iii) any other term, covenant or agreement contained in this Agreement on its part to be performed or observed if the failure to perform or observe such other term, covenant or agreement shall remain unremedied for 30 days after written notice thereof shall have been given to the Borrower by the Agent or any Lender; or

          (d)  The Borrower or any of its consolidated
subsidiaries shall fail to pay any principal of or premium or interest on any Debt which is outstanding in a principal amount of at least $25,000,000 in the aggregate (but excluding Debt evidenced by the Notes) of the Borrower or such subsidiary (as the case may be), when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; or

          (e)  The Borrower or any of its consolidated
subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Borrower or any of its consolidated subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of 60 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur; or the Borrower or any of its consolidated subsidiaries shall take any corporate action to authorize any of the actions set forth above in this subsection (e); or

          (f) Any judgment or order for the payment of money in excess of $10,000,000 in the aggregate or individually (except for any judgment or order which is not final and is appealable by the Borrower and the enforcement of which is stayed by reason of pending appeal or otherwise and for which the Borrower has provided adequate reserves) shall be rendered against the Borrower or any of its consolidated subsidiaries and there shall be any period of 30 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

          (g) (i) any Person or two or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Borrower (or other securities convertible into such securities) representing 20% or more of the combined voting power of all securities of the Borrower entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency; or (ii) any Person or two or more Persons acting in concert shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of, the power to exercise, directly or indirectly, control over securities of the Borrower (or other securities convertible into such securities) representing 20% or more of the combined voting power of all securities of the Borrower entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency; or

          (h) Any ERISA Event shall have occurred with respect to a Plan and, 30 days after notice thereof shall have been given to the Borrower by the Agent, (i) such ERISA Event shall still exist and (ii) the sum (determined as of the date of occurrence of such ERISA Event) of the Insufficiency of such Plan and the Insufficiency of any and all other Plans with respect to which a ERISA Event shall have occurred and then exist (or in the case of a Plan with respect to which a Termination Event described in clause (iii) through (vi) of the definition of ERISA Event shall have occurred and then exist, the liability related thereto) is equal to or greater than $25,000,000; or

          (i) The Borrower or any of its ERISA Affiliates shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan in an amount that, when aggregated with all other amounts required to be paid to Multiemployer Plans by the Borrower and its ERISA Affiliates in connection with Withdrawal Liabilities (determined as of the date of such notification), exceeds $25,000,000; or

          (j) The Borrower or any of its ERISA Affiliates shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of the Borrower and its ERISA Affiliates to all Multiemployer Plans that are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the plan year of each such Multiemployer Plan immediately preceding the plan year in which such reorganization or termination occurs by an amount exceeding $25,000,000; or

          (k) The Borrower or any of its ERISA Affiliates shall have committed a failure described in Section 302(f)(1) of ERISA and the amount determined under Section 302(f)(3) of ERISA is equal to or greater than $25,000,000;

then, and in any such event, the Agent (i) shall at the request, or may with the consent, of the Majority Lenders, by notice to the Borrower, declare the obligation of each Lender to make Advances to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Majority Lenders, by notice to the Borrower, declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided, however, that in the event of an actual or deemed entry of an order for relief with respect to the Borrower or any of its consolidated subsidiaries under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances shall automatically be terminated and (B) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrower.


                                ARTICLE VII

                                 THE AGENT

          SECTION 7.01. Authorization and Action. Each Lender hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement

(including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so action or refraining from acting) upon the instructions of the Majority Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

          SECTION 7.02. Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (i) may treat the payee of any Note as the holder thereof until the Agent receives and accepts an Assignment and Acceptance entered into by the Lender which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 8.07; (ii) may consult with legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (iv) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of the Borrower or to inspect the property (including the books and records) of the Borrower; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and (vi) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

          SECTION 7.03. NationsBank and Affiliates. With respect to its Commitment, the Advances made by it and the Notes issued to it, NationsBank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include NationsBank in its individual capacity. NationsBank and its affiliates may accept deposits from, lend money to, act as trustee under indentures of, and generally engage in any kind of business with, the Borrower, any of its subsidiaries and any

Person who may do business with or own securities of the Borrower or any such subsidiary, all as if NationsBank were not the Agent and without any duty to account therefor to the Lenders.

          SECTION 7.04. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

          SECTION 7.05. Indemnification. The Lenders agree to indemnify the Agent (to the extent not reimbursed by the Borrower), ratably according to the respective principal amounts of the A Notes then held by each of them (or if no A Notes are at the time outstanding or if any A Notes are held by Persons which are not Lenders, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement, provided that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent and reimbursable by the Borrower in accordance with Section 8.04 to the extent that the Agent is not reimbursed for such expenses by the Borrower.

          SECTION 7.06. Successor Agent. The Agent may resign at any time by giving 30 days' written notice thereof to the Lenders and the Borrower and may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right to appoint a successor Agent with the consent of the Borrower, such consent not to be unreasonably withheld, provided, however, that the consent of the Borrower shall not be required for the appointment of any Lender as Agent. If no successor Agent shall have been so appointed by the Majority Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Majority Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this
Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.


                               ARTICLE VIII

                               MISCELLANEOUS

          SECTION 8.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the A Notes, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (a) waive any of the conditions specified in Section 3.01, 3.02 or 3.03, (b) except pursuant to Section 2.05, increase the Commitments of the Lenders or subject the Lenders to any additional obligations, (c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes, or the number of Lenders, which shall be required for the Lenders or any of them to take any action hereunder, (f) change the percentage of the Commitments which shall be required to extend the Termination Date pursuant to Section 2.17 or (g) amend this Section 8.01; and provided, further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note.

          SECTION 8.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including telecopier, telegraphic, telex or cable communication) and mailed, telecopied, telegraphed, telexed, cabled or delivered, if to the Borrower, at its address at 6560 Rock Spring Drive, Bethesda, Maryland, 20817, Attention: Treasurer; if to any Bank, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at NationsBank Plaza, NC1002-06-19, Charlotte, North Carolina 28255 Attention: Kevin Stephens; or, as to the Borrower or the Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed, telexed or cabled, be effective when deposited in the mails, telecopied, delivered to the telegraph company, confirmed by telex answerback or delivered to the cable company, respectively, except that notices and communications to the Agent pursuant to Article II or VII shall not be effective until received by the Agent.

          SECTION 8.03. No Waiver; Remedies. No failure on the part of any Lender or the Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

          SECTION 8.04. Costs, Expenses and Taxes. (a) The Borrower agrees to pay on demand all reasonable out-of-pocket costs and expenses of the Agent in connection with the preparation, execution, delivery, waiver, modification and amendment of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, the reasonable out-of-pocket fees and expenses of counsel for the Agent with respect thereto; provided, however, such costs and expenses of the Agent in connection with the preparation, execution and delivery of this Agreement, the Notes and the other documents to be delivered hereunder shall not exceed $10,000.00. The Borrower further agrees to pay on demand all reasonable out-of-pocket costs and expenses, if any (including without limitation, reasonable counsel fees and expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, reasonable out-of-pocket counsel fees and expenses in connection with the enforcement of rights under this Section 8.04(a).

          (b) If any payment of principal of, or Conversion of, any Eurodollar Rate Advance is made other than on the last day of the Interest Period for such A Advance, as a result of a payment or Conversion pursuant to Section 2.13 or 2.09(f) or acceleration of the maturity of the Notes pursuant to Section 6.01 or for any other reason, the Borrower shall, upon demand by any Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses which it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss (other than loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such A Advance. The amount of such loss, cost or expense shall be determined by such Lender and notified to the Borrower through the Agent in the form a certificate of such Lender stating that the calculations set forth therein are in accordance with the terms of this Agreement and setting forth in reasonable detail the basis of such calculations, such certificate being conclusive and binding for all purposes absent manifest error and unless contested by the Borrower within 10 Business Days of its receipt of such certificate, and the amount set forth therein being payable in any event by the Borrower to such Lender on or before the 10th Business Day following delivery of such certificate to the Borrower.

          SECTION 8.05. Right of Set-off. Upon (i) the occurrence and during the continuance of any Event of Default and
(ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement and any Note held by such Lender, whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrower after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) which such Lender may have.

          SECTION 8.06. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrower and the Agent and when the Agent shall have been notified by each Bank that such Bank has executed it and thereafter shall be binding upon and inure to the benefit of the Borrower, the Agent and each Lender and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lenders.

          SECTION 8.07. Assignments and Participations. (a) No Lender may assign any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and the A Note or Notes held by it, the B Advances owing to it and the B Note or Notes held by it), except with the approval of the Borrower and the Agent, which approval may not be unreasonably withheld, or otherwise pursuant to the terms of this Section 8.07; provided, however, any Lender may pledge or assign any of its rights (including, without limitation, rights to payment of principal and/or interest under the Notes) under this Credit Agreement to any Federal Reserve Bank in accordance with applicable law without the consent of or prior notice to the Borrower or the Agent. If, pursuant to the terms of Section 2.17, the Borrower shall have given notice of its request to extend the Termination Date and on the date 60 days prior to the applicable anniversary date Lenders holding at least 60% but less than 100% in aggregate principal amount of the Commitments have consented to such extension, each Lender who has denied the Borrower's request for an extension of the Termination Date shall, upon the written demand of the Borrower, execute an Assignment and Acceptance for all or a portion of such Lender's rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and the A Note held by it, the B Advances owing to it and the B Note or Notes held by
it); provided, however, that the Borrower shall have delivered to such Lender not less than 5 Business Days prior to such demand, an Assignment and Acceptance executed by an Eligible Assignee for the portion of such Lender's Commitment not terminated by the Borrower or retained and consented to by such Lender. All accrued and unpaid principal, interest and fees with respect to any assigning Lender's Commitment and Advances that have not been terminated by the Borrower or retained by such Lender shall be due and payable by the Borrower to such Lender upon the assignment. Notwithstanding such assignment, the obligations of the Borrower under Sections 2.02, 2.12, 8.04 and 8.08 shall survive such assignment and be enforceable by such Lender. The parties to each Assignment and Acceptance shall deliver to the Agent, for its acceptance and recording in the Register, the Assignment and Acceptance, together with any A Note and/or B Note or Notes subject to such assignment and a processing and recordation fee of $2,500, payable by the assigning Lender. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

          (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

          (c) The Agent shall maintain at its address referred to in Section 8.02 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the A Advances owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

          (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with any A Note and/or B Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrower. Within five Business Days after its receipt of such notice, the Borrower, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered A Note and/or B Note or Notes, a new A Note and/or B Note or Notes to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Commitment hereunder, a new A Note to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new A Note and/or B Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered A Note and/or B Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A-1 hereto.

          (e) Each Lender may sell participations to one or more banks or other entities in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Advances owing to it and the Note or Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Note for all purposes of this Agreement, and (iv) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.

          (f) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 8.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; provided that, prior to any such disclosure, the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any confidential information relating to the Borrower received by it from such Lender.

          SECTION 8.08. Indemnification by Borrower. The Borrower shall indemnify and hold harmless the Agent, each Lender and their respective affiliates, officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable out-of-pocket fees and disbursements of counsel) which may be incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of, or in connection with the preparation for a defense of, any investigation, litigation or proceeding arising out of, related to or in connection with this Agreement or the Notes, whether or not an Indemnified Party is a party thereto and whether or not any Advance has been made under this Agreement, except to the extent such claim, damage, loss, liability or expensehas been caused by such Indemnified Party's gross negligence or willful misconduct.

          SECTION 8.09.  Governing Law.  This Agreement and the
Notes shall be governed by, and construed in accordance with, the laws of the State of New York.

          SECTION 8.10.  Confidentiality of Financial
Information. The Agent and the Lenders agree that they will not disclose Financial Information (as defined below) without the prior consent of the Borrower (other than to their directors, employees, auditors or counsel); provided that the Agent and any Lender is authorized to make such disclosure of Financial Information without any consent of the Borrower (a) as may be required by law (such as pursuant to any subpoena or civil investigative demand) and as may be requested or required by any state or federal authority, examiner, or regulatory body or agency having jurisdiction over the Agent or any Lender, (b) during the course of any action, suit, investigation, litigation or proceeding in any court or before any arbitrator or governmental instrumentality to which the Borrower and any Lender is a party, provided such Financial Information is submitted under seal and (c) as permitted by Section 8.07(f). The term "Financial Information" means any information delivered by the Borrower under Section 5.01(b)(v), that is marked "Confidential" that relates to the business, operations or financial condition of the Borrower or its consolidated subsidiaries other than information (a) that is, or generally becomes, available to the public, (b) was available to the Agent or any Lender on a nonconfidential basis prior to its disclosure to the Agent or such Lender (as the case may be) by the Borrower or any Affiliate or (c) becomes available to the Agent or any Lender from a Person or other sources that is not, to the best knowledge of the Agent or such Lender (as the case may be) otherwise bound by a confidentiality agreement with the Borrower.

          SECTION 8.11. WAIVER OF JURY TRIAL. THE BORROWER AND EACH LENDER EACH HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OR RELATING TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS.

          SECTION 8.12.  Effect of Headings and Table of
Contents. The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

          SECTION 8.13. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                                        COMSAT CORPORATION

                                        By: /s/Wesley D. Minami
                                        ------------------------
                                          Title: Treasurer

                                        NATIONSBANK OF NORTH
                                         CAROLINA, N.A., as Agent


                                        By: /s/Michael R. Williams
                                        ---------------------------
                                          Title: Senior Vice President

                              Banks
                              -----

Commitment
- - - ----------

$45,000,000                   NATIONSBANK OF NORTH CAROLINA, N.A.

                                By: /s/Michael R. Williams
                                --------------------------
                                Title:  Senior Vice President


$35,000,000                   BANK OF AMERICA NATIONAL TRUST
                              AND SAVINGS ASSOCIATION

                              By: /s/Doug Bontemps
                              ------------------------
                                Title:  Vice President


$25,000,000                   THE FIRST NATIONAL BANK
CHICAGO

                              By: /s/Ted Wozniak
                              ------------------------
                                Title:  Vice President


$35,000,000                   THE CHASE MANHATTAN BANK, N.A.

                              By: /s/Robert T. Smith
                              ------------------------
                                Title:  Vice President


$35,000,000                   THE SUMITOMO BANK, LIMITED, NEW
YORK BRANCH
                              By: /s/Yoshinori Kawamura
                              -------------------------
                                Title:  Joint General Manager


$25,000,000                   SWISS BANK CORPORATION, NEW YORK
BRANCH

                              By: /s/Jane A. Majeski
                              ----------------------
                                Title:  Director Merchant Banking

                              By: /s/Alois Mueller
                              ----------------------
                                Title:  Associate Director
                                        Merchant Banking
_____________
$200,000,000                  Total of the Commitments


SCHEDULE I
                            COMSAT CORPORATION
                       CREDIT AGREEMENT DATED AS OF
                             DECEMBER 17, 1993



BANK NAME                               DOMESTIC LENDING OFFICE                 EURODOLLAR LENDING OFFICE
NationsBank of North Carolina,N.A.      NationsBank of North Carolina, N.A.     NationsBank of North Carolina, N.A.
                                        Operations Contact:                     c/o Domestic Operations Contact:
                                        Robert W. Gillison, IV                  Robert W. Gillison, IV
                                        Vice President                          Vice President
                                        6610 Rockledge Drive, 1st Floor         6610 Rockledge Drive, 1st Floor
                                        Bethesda, Maryland  20817-1876          Bethesda, Maryland  20817-1876


                                        tel.: (301) 571-0712                    tel.: (301) 571-0712
                                        fax: (301) 571-0719                     fax: (301) 571-0719


Bank of America National Trust and      Bank of America National Trust and      Bank of America National Trust and
Savings Association                     Savings Association                     Savings Association
                                        Operations Contact:                     c/o Domestic Operations contact:
                                        Heather Martinez                        Heather Martinez
                                        Account Administrator                   Account Administrator
                                        1850 Gateway Blvd., 4th floor           1850 Gateway Blvd., 4th Floor
                                        Concord, California  94520              Concord, California  94520

                                        tel.: (510) 675-7775                    tel.: (510) 675-7775
                                        fax: (510) 675-7531                     fax: (510) 675-7531

The First National Bank of Chicago      The First National Bank of Chicago      The First National Bank of Chicago
                                        Operations Contact:                     c/o Domestic Operations Contact:
                                        Ted Wozniak                             Ted Wozniak
                                        Vice President                          Vice President
                                        1 First National Plaza                  1 First National Plaza
                                        Mail Suite 0374                         Mail Suite 0374
                                        Chicago, IL  60670                      Chicago, IL  60670

                                        tel.: (312) 732-1032                    tel.: (312) 732-1032
                                        fax: (312) 732-3885                     fax: (312) 732-3885

The Chase Manhattan Bank, N.A.          The Chase Manhattan Bank, N.A.          The Chase Manhattan Bank, N.A.
                                        Operations Contact:                     c/o Domestic Operations Contact:
                                        Robert T. Smith                         Robert T. Smith
                                        Vice President                          Vice President
                                        Media & Telecommunications Group        Media & Telecommunications Group
                                        1 Chase Manhattan Plaza, 4th flr        1 Chase Manhattan Plaza, 4th flr
                                        New York, New York  10081               New York, New York  10081

                                        tel.: (212) 552-3534                    tel.: (212) 552-3534
                                        fax: (212) 552-4905                     fax: (212) 552-4905


The Sumitomo Bank, Limited,             The Sumitomo Bank, Limited,             The Sumitomo Bank, Limited,
New York Branch                         New York Branch                         New York Branch
                                        Operations Contact:                     Operations Contact:
                                        Robert J. Wehner                        Robert J. Wehner
                                        Vice President                          Vice President
                                        U.S. Corporate Department 2             U.S. Corporate Department 2
                                        1 World Trade Center, Suite 9651        1 World Trade Center, Suite 9651
                                        New York, New York  10048               New York, New York  10048

                                        tel.: (212) 323-0441                    tel.: (212) 323-0441
                                        fax: (212) 553-0118                     fax: (212) 553-0118

Swiss Bank Corporation,                 Swiss Bank Corporation,                 Swiss Bank Corporation,
New York Branch                         New York Branch                         Cayman Island Branch
                                        Operations Contact:                     c/o Domestic Operations Contact:
                                        Jane A. Majeski                         Jane A. Majeski
                                        Director                                Director
                                        Box 395, Church Street Station          Box 395, Church Street Station
                                        New York, NY 10008                      New York, NY 10008
                                        10 E. 50th Street 10022

                                        tel.: (212) 574-4408                    tel.: (212) 574-4408
                                        fax: (212) 574-3852                     fax: (212) 574-3852

                                EXHIBIT A-1

                              FORM OF A NOTE


U.S. $______________                    Dated: December 17, 1993


     FOR VALUE RECEIVED, the undersigned, Comsat Corporation, a District of Columbia corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of ____________________________ (the
"Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below) the principal sum of U.S. $[amount of the Lender's Commitment in figures] or, if less, the aggregate principal amount of the A Advances (as defined below) made by the Lender to the Borrower pursuant to the Credit Agreement outstanding on the Termination Date (as defined in the Credit Agreement) or upon earlier maturity, as provided in the Credit Agreement.

          The Borrower promises to pay interest on the unpaid principal amount of each A Advance from the date of such A Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

          Both principal and interest are payable in lawful money of the United States of America to NationsBank of North Carolina, N.A., as Agent, at _________________________________, in same day funds. Each A Advance made by the Lender to the Borrower pursuant to the Credit Agreement, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

          This Promissory Note is one of the A Notes referred to in, and is entitled to the benefits of, the Credit Agreement dated as of December 17, 1993 (the "Credit Agreement") among the Borrower, the Lender and certain other banks parties thereto, and NationsBank of North Carolina, N.A., as Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of advances (the "A Advances") by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such A Advance being evidenced by this Promissory Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

                                        COMSAT CORPORATION

                                        By______________________
                                          Title:


                  ADVANCES AND PAYMENTS OF PRINCIPAL

                                  AMOUNT OF              UNPAID
               AMOUNT OF        PRINCIPAL PAID          PRINCIPAL       NOTATION
DATE            ADVANCE           OR PREPAID             BALANCE         MADE BY
- - - ----            -------         --------------          ---------       --------

_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________
_________________________________________________________________________________


                               EXHIBIT A-2

                              FORM OF B NOTE


U.S. $______________                    Dated: ________, 19__


     FOR VALUE RECEIVED, the undersigned, Comsat Corporation, a District of Columbia corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _______________________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below), on __________, 19__, the principal amount of _____________ Dollars
($___________).

          The Borrower promises to pay interest on the unpaid principal amount hereof from the date hereof until such principal amount is paid in full, at the interest rate and payable on the interest payment date or dates provided below:

          Interest Rate: ___% per annum (calculated on the basis of a year of ____ days for the actual number of day
s elapsed).

          Interest Payment Date or Dates: ____________________

          Both principal and interest are payable in lawful money of the United States of America to __________________ or the account of the Lender at the office of _____________________, at ____________________________________, in same day funds, free and clear of and without any deduction, with respect to the payee named above, for any and all present and future taxes, deductions, charges or withholdings, and all liabilities with respect thereto.

          This Promissory Note is one of the B Notes referred to in, and is entitled to the benefits of, the Credit Agreement dated as of December 17, 1993 (the "Credit Agreement") among the Borrower, the Lender and certain other banks parties thereto, and NationsBank of North Carolina, N.A., as Agent for the Lender and such other banks. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events.

                                   COMSAT CORPORATION

                                   By__________________________
                                     Title:

                               EXHIBIT B-1

                           NOTICE OF A BORROWING



NationsBank of North Carolina, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
_______________________
_______________________                           [Date]

               Attention: __________________

Gentlemen:

          The undersigned, Comsat Corporation, refers to the Credit Agreement, dated as of December 17, 1993 (the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto and NationsBank of North Carolina, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests an A Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such A Borrowing (the "Proposed A Borrowing") as required by Section 2.02(a) of the Credit Agreement:

             (i) The Business Day of the Proposed A Borrowing is _____________, 19___.

            (ii)    The Type of A Advances comprising the
     Proposed A Borrowing is [Base Rate Advances] [Eurodollar
     Rate Advances].

           (iii)    The aggregate amount of the Proposed A
     Borrowing is $____________ [an amount not less than $10,000,000].

            (iv) The Interest Period for each A Advance made as part of the Proposed A Borrowing is [____ days] [____ month[s]].

          The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed A Borrowing:

          (A) the representations and warranties contained in paragraphs (a) and (d) of Section 4.01 are correct, before and after giving effect to the Proposed A Borrowing and to the application of the proceeds therefrom, as though made on and as of such date; and

          (B) no event has occurred and is continuing, or would result from such Proposed A Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

                              Very truly yours,

                              COMSAT CORPORATION

                              By_________________________
                                Title:

                                 EXHIBIT B-2

                           NOTICE OF B BORROWING


NationsBank of North Carolina, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
_________________________
_________________________                         [Date]

               Attention: ___________________

Gentlemen:

          The undersigned, Comsat Corporation, refers to the Credit Agreement, dated as of December 17, 1993 (the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto and NationsBank of North Carolina, N.A., as Agent for said Lenders, and hereby gives you notice pursuant to Section
2.03 of the Credit Agreement that the undersigned hereby requests a B Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such B Borrowing (the "Proposed B Borrowing") is requested to be made:

     (A)  Date of B Borrowing      _________________________
     (B)  Amount of B Borrowing    _________________________
     (C)  Maturity Date            _________________________
     (D)  Interest Rate Basis      _________________________
     (E)  Interest Payment Date(s) _________________________
     (F)  _____________________    _________________________
     (G)  _____________________    _________________________
     (H)  _____________________    _________________________


          The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed B Borrowing:

          (a) the representations and warranties contained in paragraphs (a) and (d) of Section 4.01 are correct, before and after giving effect to the Proposed B Borrowing and to the application of the proceeds therefrom, as though made on and as of such date; and

          (b) no event has occurred and is continuing, or would result from the Proposed B Borrowing or from the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

          The undersigned hereby confirms that the Proposed B
Borrowing is to be made available to it in accordance with
Section 2.03(a)(v) of the Credit Agreement.

                              Very truly yours,

                              COMSAT CORPORATION

                              By_________________________
                                Title:

                                 EXHIBIT C

                         ASSIGNMENT AND ACCEPTANCE

                            Dated______, 19___



          Reference is made to the Credit Agreement dated as of December 17, 1993 (the "Credit Agreement") among Comsat Corporation, a District of Columbia corporation (the "Borrower"), the Lenders (as defined in the Credit Agreement) and NationsBank of North Carolina, N.A., as Agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

          _______________ (the "Assignor") and _______________
(the "Assignee") agree as follows:

          1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, that interest in and to all of the Assignor's rights and obligations under the Credit Agreement as of the date hereof which represents the percentage interest specified on Schedule 1 of all outstanding rights and obligations under the Credit Agreement, including, without limitation, such interest in the Assignor's Commitment. After giving effect to such sale and assignment, the Assignee's Commitment will be set forth in
Section 2 of Schedule 1.

          2. The Assignor (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto; and (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto.

          3. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 4.01 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the

Credit Agreement; (iii) confirms that it is an Eligible Assignee;
(iv) appoints and authorizes the Agent to take such action as Agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto;
(v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender; (vi) specifies as its Domestic Lending Office (and address for notices) and Eurodollar Lending Office the offices set forth beneath its name on the signature pages hereof; and [(vii) attaches its executed Extension Letter consenting to the extension of the Termination Date] [and (viii) attaches the forms prescribed by the Internal Revenue Service of the United States certifying as to the Assignee's status for purposes of determining exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Credit Agreement and the Notes or such other documents as are necessary to indicate that all such payments are subject to such rates at a rate reduced by an applicable tax treaty](1).

          4. Following the execution of this Assignment and Acceptance by the Assignor and the Assignee, it will be delivered to the Agent for acceptance and recording by the Agent. The effective date of this Assignment and Acceptance shall be the date of acceptance thereof by the Agent[, which shall be an anniversary date of the Credit Agreement] (the "Effective Date").

          5. Upon such acceptance and recording by the Agent, as of the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

          6. Upon such acceptance and recording by the Agent, from and after the Effective Date the Agent shall make all payments under the Credit Agreement assigned hereby (including, without limitation, all payments of principal, interest and commitment fees with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Effective Date directly between themselves.

          7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of New York.

- - - -----------
(1) If the Assignee is organized under the laws of a jurisdiction outside the Unites States.

           IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed by their respective officers thereunto duly authorized, as of the date first above written, such execution being made on Schedule 1 hereto.

                               Schedule 1
                                    to
                         Assignment and Acceptance
                           Dated _______, 19___


Section 1.

     Percentage Interest:                                             ____%

Section 2.

     Assignee's Commitment:
     Aggregate Outstanding Principal                              $________
          Amount of A Advances owing to the Assignee:             $________

     An A Note payable to the order of the Assignee
                                        Dated:                _______, 19__
                              Principal amount:               _______

Section 3.

     Effective Date*:                                      __________, 19__

                                   [NAME OF ASSIGNOR]

                                   By:_________________________
                                      Title:


                                   [NAME OF ASSIGNEE]

                                   By:_________________________
                                      Title:


                                   Domestic Lending Office (and
                                        address for notices):
                                             [Address]


                                   Eurodollar Lending Office:
                                             [Address]
___________________

* This date should be no earlier than the date of acceptance by the Agent, and in the case of an assignment pursuant to
     Section 2.07, shall be an anniversary date of the Credit
     Agreement.

Accepted this ____ day
of ____________, 19___


NATIONSBANK OF NORTH CAROLINA, N.A.

By:__________________________
   Title:

                                 EXHIBIT D

                        FORM OF OPINION OF COUNSEL
                             FOR THE BORROWER


                                                [Date of initial Borrowing]

To each of the Banks parties
  to the Revolving Credit and
  Term Loan Agreement dated
  as of December 17, 1993
  among Comsat
  Corporation, said Banks and
  NationsBank of North Carolina, N.A., as Agent for said Banks, and to NationsBank of North Carolina, N.A., as Agent

                            COMSAT CORPORATION

                       $200,000,000 Credit Agreement

Gentlemen:

          This opinion is furnished to you pursuant to Section 3.01(d) of the Credit Agreement, dated as of December 17, 1993 (the "Credit Agreement"), among Comsat Corporation (the "Borrower"), the Banks parties thereto and NationsBank of North Carolina, N.A., as Agent for said Banks. Terms defined in the Credit Agreement are used herein as therein defined.

          We have acted as counsel for the Borrower in connection with the preparation, execution and delivery of, and the initial
Borrowing made under, the Credit Agreement.

          In that connection, we have examined:

          (1)  The Credit Agreement.

          (2) The documents furnished by the Borrower pursuant to Article II of the Credit Agreement.

          (3) The Certificate of Incorporation of the Borrower and all amendments thereto (the "Charter").

          (4) The by-laws of the Borrower and all amendments thereto (the "By-laws").

          (5) A certificate of the Department of Consumer and Regulatory Affairs of the District of Columbia, dated __________, 19___, attesting to the continued corporate existence and good standing of the Borrower in the District of Columbia.

We have also examined the originals, or copies certified to our satisfaction, of the documents listed in a certificate of the chief financial officer of the Borrower, dated the date hereof (the "Certificate"), certifying that the documents listed in such certificate are all of the indentures, loan or credit agreements, leases, guarantees, mortgages, security agreements, bonds, notes and other agreements or instruments, and all of the orders, writs, judgments, awards, injunctions and decrees, which affect or purport to affect the Borrower's right to borrow money or the Borrower's obligations under the Credit Agreement or the Notes. In addition, we have examined the originals, or copies certified to our satisfaction, of such other corporate records of the Borrower, certificates of public officials and of officers of the Borrower, and agreements, instruments and other documents, as we have deemed necessary as a basis for the opinions expressed below. As to questions of fact material to such opinions, we have, when relevant facts were not independently established by us, relied upon certificates of the Borrower or its officers or of public officials. We have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Banks and the Agent.

          We are qualified to practice law in the District of Columbia and we do not purport to be experts on any laws other than the laws of the District of Columbia and the Federal laws of the United States.

          Based upon the foregoing and upon such investigation as we have deemed necessary, we are of the following opinion:

          1. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the District of Columbia.

          2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter or the By-laws or (ii) any law, rule or regulation applicable to the Borrower (including, without limitation, the margin stock regulations issued by the Board of Governors of the Federal Reserve System applicable to the Borrower and the regulations of the Federal Communications Commission) or (iii) any contractual or legal restriction contained in any document listed in the Certificate or, to the best of our knowledge, contained in any other similar document. The Credit Agreement and the Notes have been duly executed and delivered on behalf of the Borrower.

          3. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower of the Credit Agreement and the Notes.

          4. To the best of our knowledge, there are no pending or overtly threatened actions or proceedings against the Borrower or any of its subsidiaries before any court, governmental agency or arbitrator which purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement or any of the Notes or which are likely to have a materially adverse effect upon the financial condition or operations of the Borrower and its consolidated subsidiaries, taken as a whole.

          5. In any action or proceeding arising out of or relating to the Credit Agreement or the Notes in any court of the District of Columbia or in any federal court sitting in the District of Columbia, such court would recognize and give effect to the provisions of Section 8.09 of the Credit Agreement wherein the parties thereto agree that the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the District of Columbia or a federal court sitting in the District of Columbia would apply the usury law of the State of New York, and would not apply the usury law of the District of Columbia, to the Credit Agreement and the Notes. However, if a court were to hold that the Credit Agreement and the Notes are governed by, and to be construed in accordance with, the laws of the District of Columbia, the Credit Agreement and the Notes would be, under the laws of the District of Columbia, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with the respective terms.

The opinions set forth above are subject to the following qualifications:

          (a) Our opinion in paragraph 5 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

          (b) Our opinion in paragraph 5 above is subject to the effect of general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

                                   Very truly yours,

                                 EXHIBIT E

                         Form of Extension Letter

                                                      _______________, 199_

[Name and address of Lender]


     Re:  Proposed Extension of the Termination Date

Ladies and Gentlemen:

     We make reference to the Credit Agreement dated as of December 17, 1993 among the undersigned, the Lenders parties thereto and NationsBank of North Carolina, N.A., as Agent for said Lenders (the "Credit Agreement," the terms defined therein being used herein as therein defined).

     The current Termination Date is ______________, 199_.

     The Borrower desires to extend the Termination Date by one year and accordingly requests hereby that the Bank agree to extend the Termination Date to ______________, 199_.

     If the foregoing proposed extension of the Termination Date meets with your approval, please so indicate by executing and returning to the Agent and the Borrower the accompanying copies of this letter. Upon the approval of at least 60% of the Lenders in accordance with Section 2.17 of the Credit Agreement, the Termination Date under the Credit Agreement shall hereafter be _______________, 199_.

                                   Very truly yours,

                                   COMSAT CORPORATION


                                   By:
                                      Title:

ACCEPTED AND AGREED TO:

[NAME OF BANK]

By:____________________________
Title:_________________________
Date:__________________________

EXHIBIT 10hh


                       COMMITMENT SUMMARY 1989-1993


                                       Net Additions
             --------------------------------------------------------------
                                                                 Cumulative
Service        1989      1990      1991      1992      1993         Total
- - - ---------------------------------------------------------------------------
FDM          10,362      (862)   (1,224)   (3,062)   (1,970)       3,224

CFDM            742         0        84       228      (446)         608

SCPC              3         0         0        (3)        0            0

IDR             438       677     2,017     3,422       680        7,234

TDMA          1,458       227      (121)        1       (68)       1,497

IBS               0     1,193     1,837    (1,057)      (16)       1,957

TUU's             0        10.5       1         0         0           11.5


EXHIBIT 10(ii)

                             A G R E E M E N T


     This Agreement is made by and between MCI International, Inc. ("MCI"), a United States International Service Carrier ("USISC"), and COMSAT Corporation ("COMSAT"), the U.S. Signatory to the International Telecommunications Satellite Organization ("INTELSAT") (hereinafter jointly referred to as the "Parties").

     WHEREAS, MCI is engaged in the provision of telecommunications services via satellite; and

     WHEREAS, COMSAT offers INTELSAT space segment capacity to USISCs for telecommunications services; and

     WHEREAS, COMSAT and MCI entered into an inter-carrier contract on October 27, 1988, specifying the rates, terms and conditions relating to MCI's long-term commitment for utilization of COMSAT's INTELSAT space segment capacity for international voice-grade switched circuits ("1988 Agreement"); and

     WHEREAS, the 1988 Agreement was filed with the Federal
Communications Commission ("FCC") pursuant to Section 211 of the
Communications Act, and was allowed to become effective by the FCC; and

     WHEREAS, COMSAT and MCI entered into a new inter-carrier contract on April 8, 1993, specifying rates, terms and conditions relating to MCI's utilization of COMSAT's INTELSAT space segment capacity for international switched telecommunications services ("1993 Agreement"); and

     WHEREAS, the 1993 Agreement was also filed with the FCC pursuant to Section 211 of the Communications Act, and was also allowed to become effective by the FCC; and

     WHEREAS, the Parties have decided to replace the 1993
Agreement with a new inter-carrier contract based upon MCI's current and future utilization of COMSAT's INTELSAT space segment capacity for telecommunications services, and have decided to maintain certain prior commitments arising from the 1988
Agreement and the 1993 Agreement, as specified herein;

     NOW, THEREFORE, in consideration of and in reliance upon the mutual promises set forth below, MCI and COMSAT hereby agree as follows:

                                 ARTICLE I
                            PURPOSE AND INTENT

     The purpose of this Agreement is to implement the Parties' mutual understanding with respect to MCI's current and future utilization of COMSAT's INTELSAT space segment capacity for telecommunications services. It is the intent of COMSAT and MCI that this Agreement comply with all laws and international obligations of the United States. Consistent with that intent, nothing herein shall preclude COMSAT from reaching similar agreements for circuits with other USISCs, and nothing herein shall preclude MCI from placing traffic not covered by this Agreement on whatever telecommunications facilities it should select.

                                ARTICLE II
                                DEFINITIONS

     The terms used in this Agreement are defined as follows:

          1. Additional Circuits. Digital Bearer Circuits activated by MCI on the INTELSAT system via COMSAT on or after January 1, 1992 for 7-year, 10-year or 15-year lease terms, including but not limited to
               the       7-year circuits that MCI committed to
               take pursuant to the 1993 Agreement and the 10-year circuits that MCI has committed to take pursuant to this Agreement.

          2.   Analog-to-Digital Conversions.  Digital Bearer
               Circuits converted from FM Circuits.

          3.   Base Circuits.  The       Digital Bearer Circuits
               activated by MCI on the INTELSAT system via COMSAT prior to January 1, 1992, each of which circuits MCI committed to take for 15-year lease terms pursuant to the 1988 Agreement.

          4.   Circuit Month.  The utilization by MCI of one 64
               Kbps equivalent Digital Bearer Circuit for thirty
               (30) consecutive days as part of the First Bulk
               Offering provided under this Agreement.

          5. Date of Activation. The month, day and year on which a particular FM Circuit or Digital Bearer
               Circuit is placed in service.

          6.   Derived Circuits.  Circuits created from Digital
               Bearer Circuits by means of Digital Circuit
               Multiplication Equipment (DCME).

          7. Digital Bearer Circuits. 64 Kbps equivalent circuits used to carry public-switched traffic (including IDR and TDMA circuits, but excluding private line circuits such as IBS); these circuits may or may not be aggregated into larger digital carriers, e.g., 2.048 Mbps.

          8.   Efficiency Factor.  The maximum number of Derived
               Circuits that may be provided through a Digital
               Bearer Circuit.

          9.   First Bulk Offering.  The offering by COMSAT to
               MCI of a total of        Circuit Months of service
               on a take-or-pay basis pursuant to the rates, terms and conditions initially specified in the

               1993 Agreement and subsequently revised in this Agreement.

          10. FM Circuits. 4 Khz analog circuits associated with analog carriers using Frequency Division
               Multiple Access and Frequency Modulation.

          11.  Global Traffic Meeting.  INTELSAT's annual Global
               Traffic Meeting, at which USISCs and their foreign correspondents forecast their requirements for
               INTELSAT satellite circuits.

          12.  Growth Circuits.  Digital Bearer Circuits
               (excluding Analog-to-Digital Conversions) activated after the effective date of this Agreement.

          13. IDR Circuits. 64 Kbps equivalent international digital route circuits associated with digital carriers using Quadrature Phase Shift Keying
               (QPSK) modulation.

          14. Large Standard A Earth Station. An earth station having a gain-to-noise temperature ratio ("G/T") at least equal to 40.7 dB/K in the U.S. and at least equal to 39 dB/K at the foreign end.

          15. Revised Standard A Earth Station. An earth station having a gain-to-noise temperature ratio
               ("G/T") at least equal to 35 dB/K.

          16.  Second Bulk Offering.  The offering by COMSAT to
               MCI of options to lease up to three (3) 36 MHz allotments pursuant to the rates, terms and conditions specified in this Agreement.

          17.  Tariff No. 1.  COMSAT World Systems Tariff F.C.C.
               No. 1.

          18. TDMA Circuits. 64 Kbps equivalent digital circuits providing Time Division Multiple Access service.

          19. Voice-Grade Circuits. Circuits on any long-haul transmission medium consisting of FM Circuits, Digital Bearer Circuits not using DCME, and
               Derived Circuits.

                                ARTICLE III
                       BASE AND ADDITIONAL CIRCUITS

     A. MCI hereby reaffirms the prior commitment it made to COMSAT under the 1988 Agreement (and affirmed in the 1993
Agreement) to place at least      Voice-Grade Circuits on the
INTELSAT system via COMSAT by December 31, 1998. In fulfillment of that commitment, as of the date of this Agreement MCI had
taken       Digital Bearer Circuits from COMSAT for 15-year lease
terms.  Those       circuits were all activated before January 1,
1992, and are referred to herein as Base Circuits. MCI also reaffirms its prior commitment to COMSAT under the 1988 Agreement
and 1993 Agreement not to cancel any of its       existing 15-
year Digital Bearer Circuits until January 1, 1999, at the earliest.

     B.  MCI also committed under the 1993 Agreement to place on
the INTELSAT system via COMSAT at least       7-year Digital
Bearer Circuits between January 1, 1992 and December 31, 1993.
In exchange for this commitment, which has also been fulfilled, COMSAT affirms that it will allow MCI to deactivate any or all of its FM Circuits in existence as of the effective date of the 1993
Agreement (up to a maximum of       FM Circuits) at any time
during the term of the present Agreement without incurring early termination charges.

     C.  COMSAT hereby agrees to provide, and MCI commits and
agrees to lease from COMSAT, an additional     64 Kbps equivalent
IDR Growth Circuits.  At least     of these circuits must be
leased within one (1) year after the effective date of this Agreement and the remainder within two (2) years after the effective date of this Agreement. The lease term for each of these circuits shall be ten (10) years.

     D.  In addition to the       15-year Digital Bearer Circuits
described in Paragraph A of this Article, the       7-year
Digital Bearer Circuits described in Paragraph B of this Article,
and the     10-year IDR Growth Circuits described in Paragraph C
of this Article, MCI may order other long-term Digital Bearer Circuits from COMSAT. For purposes of this Agreement, all 7-year, 10-year and 15-Year Digital Bearer Circuits activated by
MCI after January 1, 1992 (including the       7-year circuits
described in Paragraph B and the     10-year circuits described
in Paragraph C) are referred to as Additional Circuits.

     E.  MCI affirms its prior commitment to maintain for the
duration of their respective lease terms at least       Voice-
Grade Circuits in the combined Europe/Latin America Region and at
least       Voice-Grade Circuits in the Pacific Region pursuant
to its written notification availing itself of COMSAT's 1989 promotional regional tariff. Above those specified circuit levels, MCI shall have the flexibility to redistribute its Base and Additional Circuits geographically consistent with the procedures specified in Tariff No. 1 (which provisions are hereby incorporated into this Agreement), without incurring early termination charges for such redistribution or triggering the start of a new lease term.

     F. COMSAT will permit MCI to redesignate Base Circuits as Additional Circuits and vice versa, and will also permit MCI to redesignate the Circuit Months provided under the First Bulk Offering described in Article V below as Base or Additional Circuits and vice versa. Such redesignation is subject to the following conditions, however: (1) a circuit may not be redesignated more than once every thirty (30) days; (2) MCI's total number of 15-year Base Circuits may not be reduced below before January 1, 1999 at the earliest and thereafter may be reduced only upon payment of early termination charges; (3) MCI's
commitment of        Circuit Months pursuant to Article V below
may not be reduced; and (4) except as provided in Article VI below, MCI's total number of Additional Circuits may not be reduced without payment of early termination charges.

                                 ARTICLE IV
                  RATES FOR BASE AND ADDITIONAL CIRCUITS

     A.  COMSAT's rates for MCI's       Base Circuits shall be
reduced as of December 1, 1993 to the levels specified in Attachment A, which is appended hereto and made part of this Agreement. The rates in Attachment A are for Base Circuits provided via INTELSAT Revised Standard A Earth Stations at the U.S. end. Base Circuits transmitted through standard earth stations with lower G/T values at the U.S. end shall be subject to the rate adjustment factors specified in Attachment B, which is also appended hereto and made part of this Agreement. In addition, the Parties agree that, from December 1, 1993 through December 31, 1997, a discount of 10% below the rates specified in Attachment A shall be applied to Base Circuits transmitted through Large Standard A Earth Stations at both ends.

     B. COMSAT's rates for MCI's Additional Circuits are specified in Attachments C and D, which are appended hereto and made part of this Agreement. The rates in Attachments C and D are for Additional Circuits provided via INTELSAT Large Standard A and Revised Standard A earth stations at the U.S. end. Additional Circuits transmitted through standard earth stations with lower G/T values at the U.S. end shall be subject to the rate adjustment factors specified in Attachment B.

<PAGE.

     C. As of December 1, 1993, COMSAT's charge for early termination of MCI's Base Circuits and Additional Circuits shall be a flat fee of $6,880 per 64 Kbps equivalent circuit, plus 45% of the balance due at the time of early termination.

     D.  Notwithstanding Paragraph C of this Article, MCI
reaffirms that it will not cancel any of the       Base Circuits
committed pursuant to Article III-A of this Agreement until January 1, 1999 at the earliest.

     E. The Parties agree that the rates and early termination provisions set forth in this Article and in Attachments A through D supersede any conflicting provisions in Tariff No. 1. All other terms and conditions for MCI's Base Circuits and Additional Circuits (including Efficiency Factor ratios) shall be the same as those specified in Tariff No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement. If those other tariff terms and conditions are amended during the term of this Agreement, such amended terms and conditions shall also be incorporated into this Agreement and shall be effective as of the effective date of the tariff amendment, unless MCI notifies COMSAT in writing within thirty (30) days of such effective date that it does not accept the amended terms and conditions, in which case the prior terms and conditions will continue to apply to MCI; provided, however, that MCI must accept or reject the amended terms and conditions in their entirety.

                                 ARTICLE V
                            FIRST BULK OFFERING

     A. The Parties hereby affirm that COMSAT shall provide, and that MCI shall place on the INTELSAT system via COMSAT, Digital
Bearer Growth Circuits equivalent to        Circuit Months during
the period from April 8, 1993 through December 31, 1999. The Parties also affirm that COMSAT shall provide these Circuit Months to MCI on a take-or-pay basis as a Bulk Offering at special rates within the framework of this Agreement.

     B. The Bulk Offering described in this Article (hereafter "First Bulk Offering") is designed to accommodate MCI's varying growth traffic requirements during the period from April 8, 1993 through December 31, 1999, in a flexible manner consistent with reasonable operational constraints. Accordingly, MCI previously agreed to pay for at least the following numbers of 64 Kbps equivalent Digital Bearer Circuit Months within the following calendar years:

     Calendar Year            Circuit Month Commitment

          1993
          1994
          1995
          1996
          1997
          1998
          1999

     C. MCI recognizes that COMSAT and INTELSAT may be unable to accommodate spikes in MCI's traffic. For this reason, COMSAT's commitment under Articles III-C, III-D, V-A and V-B of this Agreement is limited to meeting circuit orders: (1) that have been included in MCI's then-current Global Traffic Meeting forecast for the relevant calendar year; (2) that have been matched by a foreign correspondent; (3) in amounts up to 270 64 Kbps equivalent Digital Bearer Circuits in a given calendar month and up to 1,710 64 Kbps equivalent Digital Bearer Circuits in a given calendar year. However, COMSAT will attempt to fill any MCI order, and circuits in excess of the limits specified herein will be provided if available. If MCI orders circuits within the limits specified herein under Articles V-A and V-B of this Agreement, and such circuits cannot be accommodated by the sixtieth (60th) day from the date a matched order is placed with COMSAT, such circuits will be subtracted from MCI's commitment under Articles V-A and V-B for the calendar year after the sixtieth (60th) day during which they were unavailable. Circuits ordered in excess of the limits specified herein that cannot be accommodated will not be subtracted from MCI's commitments under Articles V-A and V-B for the applicable calendar year. If MCI orders circuits within the limits specified herein under Article III-C of this Agreement, and such circuits cannot be accommodated by the sixtieth (60th) day from the date a matched order is placed with COMSAT, such circuits will not be subtracted from

MCI's total commitment of circuits under Article III-C, but their activation may be postponed until the following calendar year.

     D. Except as provided in Paragraph J below, COMSAT's rates for Circuit Months provided pursuant to the First Bulk Offering described in this Article shall be set at $10 per month per 64 Kbps equivalent Digital Bearer Circuit above the Block 1 step rate specified in Attachment D (or the Block 1 step rate specified in Tariff No. 1, if that rate is lower) that would have been applicable if the same circuit had been taken for a seven
(7) year lease term.

     E. Billing for each circuit activated pursuant to this First Bulk Offering shall commence as of the Date of Activation, and shall continue until the circuit is deactivated. Charges will be billed on a calendar month basis. There shall be no early termination charges associated with this First Bulk Offering. However, each circuit provided pursuant to this First Bulk Offering must be activated for at least thirty (30) consecutive days and may be deactivated only on ten (10) days' prior written notice. During both the first and last calendar months of service for each circuit, MCI shall be charged for one-half month of service if the circuit is utilized for fifteen (15) days or less, and for a full month of service if the circuit is utilized for more than fifteen (15) days.

     F. Except as provided in Paragraph J below, if, at the end of a given calendar year, the Circuit Month volume committed to by MCI exceeds its actual use, MCI shall pay for the difference within sixty (60) days at the rate of $10 per month per 64 Kbps equivalent Digital Bearer Circuit above the Block 1 step rate specified in Attachment D (or the Block 1 step rate specified in Tariff No. 1, if that rate is lower) that would have been applicable if the same circuit had been taken for a seven (7) year lease term. If MCI's actual use of Circuit Months exceeds its commitment during a given calendar year, the overage may be applied against MCI's commitment for the subsequent calendar year or, alternatively, MCI may receive a credit for the overage up to the amount of any shortfall it has paid for that occurred during the previous calendar year.

     G. Except as otherwise specified in this Agreement, all Digital Bearer Circuits provided pursuant to the First Bulk Offering described in this Article shall be subject to the same terms and conditions as those specified in Tariff No. 1 as of the effective date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement. If such tariff terms and conditions are amended during the term of this Agreement, the amended terms and conditions shall also be automatically incorporated into this Agreement and shall be effective as of the effective date of the tariff amendment, unless MCI notifies COMSAT in writing within thirty (30) days of such effective date that it does not accept the amended terms and conditions, in which case the prior terms and conditions will continue to apply to MCI; provided, however, that MCI must accept or reject the amended terms and conditions in their entirety.

     H.  Any request by MCI during the period through December
31, 1999, for additional Circuit Months beyond the        Circuit
Months specified in this Article shall be the subject of a separate agreement with respect to price and terms when and if such requests are made.

     I.  To the extent MCI orders Digital Bearer Circuits from
COMSAT over and above the       7-year circuits described in
Article III-B and the     10-year circuits described in Article
III-C for terms of seven (7) years or more, the Circuit Months (out to December 31, 1999) represented by such circuits, up to a
maximum of        Circuit Months, may be counted prospectively
toward the fulfillment of MCI's commitment under Articles V-A and V-B of this Agreement.

     J. As of the effective date of this Agreement, it appears that MCI placed Digital Bearer Growth Circuits equivalent to only
      Circuit Months with COMSAT during 1993. In consideration of MCI's other traffic commitments reflected in this Agreement, the Parties agree that Paragraph F of this Article shall not be invoked, and that MCI shall make up the 1993 shortfall of

Circuit Months completely in 1994.  The price for these
Circuit Months, and only these Circuit Months, shall be $465 per month per 64 Kbps equivalent circuit. The price for the
Circuit Months originally committed to for 1994 under Paragraph B of this Article shall be $625 per month per 64 Kbps equivalent circuit. If MCI fails by year-end 1994 to place with COMSAT the
total of       Circuit Months (             ) committed to for
1994, then the provisions of Paragraph F of this Article will apply. MCI hereby reaffirms its commitment either to place the
remainder of its        Circuit Months with COMSAT according to
the schedule set forth in Paragraph B of this Article or to follow the procedures set forth in Paragraph F of this Article. MCI also reaffirms its agreement that the price for all Circuit
Months other than the       Circuit Months referenced in this
Paragraph shall be as specified in Paragraph D of this Article.

                                ARTICLE VI
                           SECOND BULK OFFERING

     A. The Parties agree that MCI shall have options to lease up to three (3) 36 MHz bandwidth allotments from COMSAT for U.S. traffic. Two (2) of these options shall expire one (1) year after the effective date of this Agreement, and the third option shall expire two (2) years after the effective date of this Agreement. The designation of the specific capacity to be leased shall be subject to mutual agreement. All three (3) 36 MHz allotments offered pursuant to the Second Bulk Offering described in this Article shall be subject to the availability of capacity for the entire lease term as of the start date requested by MCI, and shall be leased pursuant to the rates, terms and conditions described in Paragraphs B-L below.

     B. MCI must lease each 36 MHz bandwidth allotment for a 10-year term, which term must commence before the expiration of the option date specified in Paragraph A above.

     C. COMSAT's rates for each 36 MHz allotment provided pursuant to the Second Bulk Offering described in this Article shall initially be $189,000 per month. If MCI leases three (3) 36 Mhz allotments within one (1) year after the effective date of this Agreement, the rate for each of the three allotments shall be $165,000 per month from January 1, 1997 through the remainder of the lease term for each allotment. If MCI leases two (2) 36 MHZ allotments within one (1) year after the effective date of this Agreement and a third 36 MHz allotment within two (2) years after the effective date of this Agreement, the rate for each of the three allotments shall be $165,000 per month from January 1, 1998 through the remainder of the lease term for each allotment.

     D. The Parties recognize that, even after COMSAT and MCI agree on specific capacity to be leased as part of the Second Bulk Offering described in this Article, there is still likely to be substantial non-MCI traffic located in these allotments that will constrain MCI's ability to utilize them fully. The parties also recognize that it will take some time to relocate this non-MCI traffic consistent with INTELSAT's standard relocation procedures. Therefore, until this relocation is complete, COMSAT will prorate its lease price such that, if there are X non-MCI circuits being leased from COMSAT in a given allotment, the lease price for that allotment will be ((540-X)/540) x $189,000 (or $165,000, as applicable) per month.

     E. Each of the 36 MHz allotments described in this Article may accommodate up to 540 64 Kbps equivalent circuits.
Consistent therewith, COMSAT and MCI hereby agree that, during the two-year period following the effective date of this Agreement, MCI's 36 MHz allotment(s) may absorb any or all of the
   10-year Additional Circuits committed by MCI pursuant to

Article III-C of this Agreement. In addition, the Parties agree that, during the six-month period following the commencement of each lease for a 36 MHz allotment, that allotment may absorb up to 270 of MCI's other existing Additional Circuits (except circuits ordered under Article V-I of this Agreement), provided, however, that the total number of 64 Kbps equivalent circuits in any one 36 MHz allotment shall not exceed 540. (Base Circuits within the allotment may be substituted for Additional Circuits, but only if equivalent numbers of Additional Circuits outside the allotment are redesignated as Base Circuits, so that MCI's total
number of Base Circuits remains constant at      .)  The movement
of the     10-year Additional Circuits into the 36 MHz
allotments, and of up to 270 other Additional Circuits (excluding
Article V-I circuits) into a given 36 MHz allotment, subject to the limits set forth in this Paragraph, shall not be considered early termination, and early termination charges shall not apply thereto. However, if MCI moves more than the permitted number of existing Additional Circuits into 36 MHz allotments, MCI must replace those circuits with Growth Circuits of equal lease term; otherwise, early termination charges will be applied.

     F. Existing circuits outside the allotment(s) that have not been leased for multi-year terms (including circuits leased pursuant to the First Bulk Offering described in Article V of this Agreement) may be moved into the allotments at any time, and new circuits (including Additional Circuits not yet activated as of the effective date of this Agreement) may be activated inside the allotments at any time. Once a circuit is designated as part of an allotment, all other charges for that circuit shall cease, and that circuit may not be counted either in determining the appropriate block rates for MCI under Article IV-B and Attachments C and D of this Agreement, or in determining the number of Circuit Months placed with COMSAT under Article V of this Agreement.

     G. MCI agrees that it will not cancel any 36 MHz allotment taken pursuant to this Article until at least five (5) years after the commencement of the lease term for such allotment.

     H. Beginning five (5) years after the commencement of the lease term for any 36 MHz allotment taken pursuant to this Article, COMSAT's charge for early termination for that allotment shall be a flat fee of $6,880 x 540 64 Kbps equivalent circuits, plus 45% of the balance due at the time of early termination.

     I. Any 36 MHz allotment provided pursuant to this Article shall be non-preemptible. In case of space segment failure, such allotment(s) shall be restored in accordance with the procedures set forth in INTELSAT SSOG 103, Section 6, as may be amended from time to time. The allotment(s) may be used for any type of U.S. traffic, provided, however, that: (1) INTELSAT's technical lease definitions, as set forth in the IESS documents that COMSAT routinely provides to MCI, shall apply to the use of the allotment(s), and that (2) COMSAT and INTELSAT must approve transmission plans for each circuit located in the allotment(s) in advance of service activation.

     J. The Parties recognize that, during the lease term of the 36 MHz allotment(s) described in this Article, the particular satellites on which the allotments are initially located may be replaced by other INTELSAT satellites. In such cases, a transponder of different connectivity may be substituted for the replaced transponder upon mutual agreement of the Parties.

     K. The Parties agree that the rates, early termination charges, and other terms and conditions specified in this Article supersede any conflicting provisions in Tariff No. 1. In addition, the circuits provided pursuant to the Second Bulk Offering described in this Article shall be subject to the terms and conditions specified in Sections 2.1, 2.2, 2.3, 2.4.3, 2.5.1, 2.6, 2.7, 2.10, 2.11 and 9 of Tariff No. 1 as of the date of this Agreement, and those tariff provisions are hereby incorporated into this Agreement. If such tariff terms and conditions are amended during the term of this Agreement, the amended terms and conditions shall also be automatically incorporated into this Agreement and shall be effective as of the effective date of the tariff amendment, unless MCI notifies COMSAT in writing within thirty (30) days of such effective date that it does not accept the amended terms and conditions, in which case the prior terms and conditions will continue to apply to MCI; provided, however, that MCI must accept or reject the amended terms and conditions in their entirety.

     L. Any request by MCI during the term of this Agreement for additional allotments (or options for allotments) beyond the number of exercisable options specified in this Article shall be the subject of a separate agreement with respect to price and terms when and if such a request is made.

                               ARTICLE VII
                            SEMI-ANNUAL REPORTS

     A. To ensure compliance with the terms of this Agreement, MCI agrees to provide COMSAT with semi-annual reports, certified by a responsible officer of MCI or that officer's authorized designate. These reports will be provided at mid-year and year-end and will be subject to appropriate non-disclosure agreements.

     B.  With respect to the First Bulk Offering described in
Article V above, MCI shall specify in its semi-annual reports:
(1) the number of 64 Kbps Digital Bearer Circuits activated and deactivated during the preceding six-month period; (2) the total number of Circuit Months utilized during the preceding six-month period; and (3) the total number of Circuit Months utilized up to the date of the report.

     C.  With respect to the     10-year Digital Bearer Circuits
described in Article III-C above, MCI shall specify the number of 64 Kbps equivalent Digital Bearer Circuits activated during the preceding six-month period on a regional basis. If MCI activates
Additional Circuits over and above the     10-year circuits
described in Article III-C above (and the       7-year circuits
described in Article III-B above), it shall specify the number of 64 Kbps equivalent Digital Bearer Circuits activated during the preceding six-month period on a regional basis, and shall also indicate (in the case of circuits leased for seven (7) years or longer) whether it wishes those circuits to be counted prospectively toward the fulfillment of MCI's commitment under Articles V-A and V-B of this Agreement.

     D. To the extent that MCI exercises any of its options under the Second Bulk Offering described in Article VI above, MCI shall specify in its semi-annual reports: (1) the number of 64 Kbps Digital Bearer Circuits moved into and out of the allotment(s) within the previous six-month period, and (2) whether those circuits are (or were) existing long-term circuits, existing short-term circuits, or new circuits.

     E. The Parties will meet as needed to review and verify the semi-annual reports provided pursuant to this Article. In addition, and if undertaken at COMSAT's own expense, MCI agrees that COMSAT shall have the annual right to retain an independent firm to audit MCI's compliance with the circuit commitments made under this Agreement, and MCI agrees to cooperate fully with the independent auditors.

     F. The semi-annual reports provided for in this Article are not a substitute for COMSAT's standard ordering and billing procedures. Thus, nothing in this Article shall relieve MCI of its obligation to inform COMSAT of what service it wishes to take prior to activation, movement or designation of any circuit.

                               ARTICLE VIII
                           MOST FAVORED CARRIER

     A. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer MCI rates, terms and conditions for Base Circuits that are no less favorable than the rates, terms and conditions it makes available, after the effective date of this Agreement, to any other USISC for Digital Bearer Circuits activated prior to January 1, 1992. In the event that, during the term of this Agreement, COMSAT makes available to another USISC rates, terms and conditions for Digital Bearer Circuits activated prior to January 1, 1992 that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to MCI in writing and, if accepted by MCI in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

     B. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer MCI rates, terms and conditions for Additional Circuits that are no less favorable than the rates, terms and conditions it makes available, after the effective date of this Agreement, to any other USISC (including potentially any carrier subsidiary or affiliate of COMSAT) for Digital Bearer Circuits activated on or after January

1, 1992. In the event that, during the term of this Agreement, COMSAT makes available to another USISC rates, terms and conditions for Digital Bearer Circuits activated on or after January 1, 1992 that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to MCI in writing and, if accepted by MCI in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

     C. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer MCI rates, terms and conditions for Circuit Month bulk offerings that are no less favorable than the rates, terms and conditions it makes available to any other USISC for any such offerings leased after the effective date of this Agreement. In the event that, during the term of this Agreement, COMSAT makes available to another USISC rates, terms and conditions for Circuit Month bulk offerings leased after the effective date of this Agreement that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to MCI in writing and, if accepted by MCI in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

     D. To the extent permitted by law, COMSAT agrees that, during the term of this Agreement, it will offer MCI rates, terms and conditions for 36 MHz frequency allotments that are no less favorable than the rates, terms and conditions it makes available to any other USISC for any such allotments leased after the effective date of this Agreement. In the event that, during the term of this Agreement, COMSAT makes available to another USISC rates, terms and conditions for 36 MHz frequency allotments leased after the effective date of this Agreement that are more favorable than those applicable under this Agreement, then such more favorable rates, terms and conditions shall be offered by COMSAT to MCI in writing and, if accepted by MCI in writing, shall be automatically incorporated into this Agreement as an amendment thereto, and shall be effective as of the date made available to such other USISC.

                                ARTICLE IX
                      CUSTOMER/SUPPLIER RELATIONSHIP

     In recognition of COMSAT's unique expertise and experience in international satellite telecommunications, the high quality of its services, its performance as U.S. Signatory to INTELSAT, and the Parties' good working relationship over the past decade, MCI agrees that it shall give COMSAT an opportunity to supply additional satellite capacity not covered by this agreement, provided however that, consistent with Article I above, nothing shall preclude MCI from placing such traffic on other facilities.

                                 ARTICLE X
                               NEW ENTRANTS

     A. It is the intent of the Parties under this Article that MCI shall not be placed at a market disadvantage by virtue of paying Base Circuit rates in comparison to other USISCs that did not take Digital Bearer Circuits from COMSAT in substantial numbers prior to January 1, 1992. Accordingly, if any USISC increases the number of 64 Kbps equivalent Digital Bearer
Circuits it takes from COMSAT from fewer than     in a particular
region as of January 1, 1992, to more than     in that region
during the term of this Agreement (other than by merger with, or acquisition of, another USISC), and thereby achieves a lower average cost per circuit to that region than MCI, COMSAT shall, at its discretion, either: (1) adjust its rates for MCI's Base Circuits so that MCI's average cost per circuit, as billed by COMSAT, for Digital Bearer Circuits to the same region for the same term is no greater than the average cost per circuit available to such other USISC; or (2) adjust its rates for MCI's Base Circuits to the region in question so that those rates are no higher than the highest applicable step rate specified in Tariff No. 1 for 15-year circuits activated after January 1, 1992; or (3) subject to Article III-E above, permit MCI to cancel without penalty enough Base Circuits to the region in question to ensure that its average cost per circuit to that region for the same term is no greater than the average cost per circuit available to such other USISC.

     B. For purposes of this Article, the regions referred to are those specified in Tariff No. 1, as may be amended from time to time. As of the date of this Agreement, those regions are:
(1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

     C. For purposes of calculating average cost per circuit in connection with this Article, any 36 MHz frequency allotment leased by MCI pursuant to Article VI of this Agreement (or by another USISC pursuant to a similar bulk offering) shall be deemed the equivalent of 540 Digital Bearer Circuits.

     D. As part of the review process described in Article VII of this Agreement, a responsible officer of COMSAT, or that officer's designee, shall certify to MCI whether any USISC has met the criteria set forth in Paragraph A of this Article. Such certification shall not require COMSAT to disclose to MCI the identity of such USISC, or any other confidential or competitively sensitive information with respect to such USISC.

                                ARTICLE XI
                           INCENTIVE REGULATION

     Notwithstanding any other provision of this Agreement,
Article X of this Agreement (entitled "New Entrants") shall not take effect unless and until the Federal Communications Commission issues a final Memorandum Opinion and Order, which is no longer subject to Commission or court review, granting COMSAT's specific request, as described in its Petition for Rulemaking, RM-7913, filed January 30, 1992, for incentive-based regulation of its multi-year fixed-price carrier-to-carrier contract-based switched-voice INTELSAT services.

                               ARTICLE XII
                                 REMEDIES

     A. In the event that COMSAT materially breaches Article IV-A, IV-B, or V-D of this Agreement, MCI shall be entitled to damages in an amount equal to the difference between the rates MCI actually paid and the rates specified in Attachments A, C and D and in Article V-D for the number of Base Circuits, Additional Circuits or Circuit Months involved.

     B. In the event that MCI exercises its option to lease one or more 36 MHz transponders pursuant to Article VI of this Agreement, and COMSAT then materially breaches Article VI-C of this Agreement, MCI shall be entitled to damages in an amount equal to the difference between the rates MCI paid and the rates specified in Article VI-C for the number of 36 MHz allotments involved.

     C. In the event that COMSAT materially breaches Article VIII of this Agreement, MCI shall be entitled to damages in an amount equal to the difference between the rates MCI paid for the circuits covered by this Agreement and the rates MCI would have paid for those circuits if COMSAT had not breached Article VIII.

     D. In the event that MCI materially breaches Article III-A of this Agreement, COMSAT shall be entitled to damages in an amount equal to the revenues that COMSAT would have realized if MCI had left Base Circuits in place in accordance with its commitments to COMSAT and then canceled those circuits on January 1, 1999.

     E. In the event that MCI materially breaches Article III-C of this Agreement, COMSAT shall be entitled to damages in an amount equal to the termination charges that COMSAT would have realized if MCI had activated circuits on the last possible day consistent with its commitments and then canceled those circuits immediately. Alternatively, MCI may notify COMSAT that it wishes to commence payment for those circuits and activate them up to six (6) months later. If those circuits then are not activated within six (6) months, termination charges will apply to the remaining balance.

     F. In the event that MCI exercises its option to lease one or more 36 MHz frequency allotments pursuant to Article VI of this Agreement, and MCI then materially breaches Article VI-G of this Agreement with respect to such allotment(s), COMSAT shall be entitled to damages in an amount equal to the difference between the rates MCI paid and the revenues that COMSAT would have realized if MCI had not canceled such allotment(s) until five (5) years after commencement of the lease term for each allotment and had then canceled those leases.

     G. In no event shall either Party be entitled to damages or other remedies under this Article unless it provides the other Party with notice and a reasonable opportunity to cure within sixty (60) days of the date when the Party claiming breach either knew or should have known of the event giving rise to the alleged breach.

                                ARTICLE XIII
                             TERM OF AGREEMENT

     The term of this Agreement shall commence upon execution of the Agreement by both Parties and shall run through December 31, 2003, provided, however, that all applicable rates, terms and conditions for each circuit leased pursuant to the provisions of this Agreement (or its predecessors, the 1988 Agreement and the 1993 Agreement) shall survive until the expiration of that circuit's lease term. Thus, for example, the rates, terms and conditions for a 10-year Additional Circuit activated on January 1, 1995 would remain in effect until December 31, 2004.

                                ARTICLE XIV
                                FCC REVIEW

     The Parties shall jointly submit this Agreement to the FCC within thirty (30) days of execution pursuant to Section 211(a) of the Communications Act, and shall request confidential treatment for any competitively sensitive information contained herein. If any FCC proceeding is initiated with respect to the entry into force of this Agreement, the Parties agree to cooperate fully in seeking a prompt and favorable resolution of such proceeding.

                               ARTICLE XV
                            DISPUTE RESOLUTION

     If any dispute arises with respect to the interpretation, implementation or termination of this Agreement, the Parties will use their best efforts to resolve the matter amicably, including recourse to the highest levels of management in their respective organizations. If such efforts fail to resolve the dispute within a reasonable time, the Parties agree to present that dispute to the American Arbitration Association in Washington, D.C. for binding resolution in accordance with that Association's Commercial Rules of Arbitration, or in lieu of arbitration, to utilize another mutually agreeable means of alternative dispute resolution (ADR). Each Party shall bear all of its own costs incurred in utilizing arbitration or other ADR mechanism.

                                ARTICLE XVI
                             ENTIRE AGREEMENT

     This Agreement (including its attachments and those portions of COMSAT's tariffs which are incorporated by reference) replaces the 1993 Agreement between the Parties, and constitutes the entire agreement between the Parties as to MCI's utilization of COMSAT's INTELSAT space segment capacity for the telecommunications services specified herein; it is intended as the complete and exclusive statement of the terms of the agreement between the Parties, and supersedes all previous understandings, commitments or representations by or between the Parties with respect to its subject matter.

                               ARTICLE XVII
                       REPRESENTATIONS OF AUTHORITY

     Each Party to this Agreement hereby represents and warrants to the other that it is a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation; that it has appropriate approvals and direction from its Board of Directors to empower it to enter into and perform its obligations under this Agreement; and that it has taken all requisite corporate action to approve the execution, delivery, and performance of this Agreement.

                               ARTICLE XVIII
                            BINDING OBLIGATION

     A. This Agreement, when executed and delivered, shall be a legal, valid and binding obligation of COMSAT and MCI, and shall bind all successors, permitted assigns and U.S. subsidiaries of the Parties.

     B. The provisions of this Agreement are for the benefit only of the Parties hereto and their subsidiaries, successors and permitted assigns, and no other party may seek to enforce, or benefit from, any provision of this Agreement.

     C. Neither Party shall assign or transfer its rights and obligations under this Agreement without the other Party's express written consent, which consent shall not be unreasonably withheld.

                                ARTICLE XIX
                                  NOTICES

     All written notices required under this Agreement shall be considered properly given only when sent by registered or certified mail, return receipt requested, to the following addresses, respectively, or to such other addresses as the receiving party may hereafter designate in writing:

     To MCI:        William A. Paquin
                    Vice President - Finance/Information Services
                    MCI International, Inc.
                    2 International Drive
                    Rye Brook, New York 10573

     To COMSAT:     Patricia S. Benton
                    Vice President and General Manager
                    COMSAT World Systems
                    6560 Rock Spring Drive
                    Bethesda, MD 20817


     Any period of time referred to herein which is to commence upon notice shall be counted from the date such notice is received as aforesaid.

                                ARTICLE XX
                                  WAIVERS

     The waiver by either Party of a breach of, or default under, any of the provisions of this Agreement, or the failure of either Party, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right or privilege hereunder, shall not thereafter be construed as a waiver of any subsequent breach or default of a similar nature, or as a waiver of any provision, right or privilege hereunder.

                                ARTICLE XXI
                               MISCELLANEOUS

     A. The article headings and table of contents in this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     B. This Agreement may be amended only in writing by an instrument signed by authorized representatives of both Parties.

     C. This Agreement shall be construed according to the laws of the State of Maryland.

     D. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all such counterparts together shall constitute one and the same instrument.

     E. This Agreement shall become effective as of the last date written below.

     IN WITNESS WHEREOF, each of the Parties hereto has executed this Agreement.

MCI INTERNATIONAL, INC.            COMSAT CORPORATION

   /s/William A. Paquin                /s/Patricia Benton

By:___________________________     By:___________________________
                               Vice President and General Manager
        Vice President                   COMSAT World Systems
Title: _______________________     Title:________________________

      24 January 1994                    January 21, 1994
Date:_________________________     Date:_________________________

                               ATTACHMENT A


                            BASE CIRCUIT RATES
                     Per month per activated carrier(1)
                               15-Year Term


Carrier Size        1993(2)   1994(3)    1995(4)     1996(5)   1997(6)

64 Kbps             $470      $595       $535        $465      $360
512 Kbps           3,760     4,760      4,280       3,720     2,880
1.024 Mbps         7,520     9,520      8,560       7,440     5,760
1.544 Mbps        10,370    13,130     11,760      10,175     7,920
2.048 Mbps        12,960    16,410     14,700      12,720     9,900
6.312 Mbps        36,530    46,250     41,430      35,850    27,900
8.448 Mbps        48,710    61,670     55,240      47,800    37,200

Per 64 Kbps
equivalent in a
fully-activated
2.048 Mbps carrier  $432    $547      $490      $424     $330

- - - ---------------------
(1) The rates specified in this Attachment are for services to INTELSAT Revised Standard A Earth Stations at the U.S. end.

(2) The rates in this column shall be in effect only for the month of December 1993.

(3)     The rates in this column shall take effect on January 1, 1994.

(4)     The rates in this column shall take effect on January 1, 1995.

(5)     The rates in this column shall take effect on January 1, 1996.

(6) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

                               ATTACHMENT B


                          RATE ADJUSTMENT FACTORS
                     for Base and Additional Circuits


Earth Station       Frequency      Minimum        Rate Adjustment
  Standard            Band           G/T              Factor(1)

Std. B                 C          31.7 dB/K            1.36
Std. F-3               C          29.0 dB/K            2.05
Std. F-2               C          27.0 dB/K            2.92
Std. E-3               Ku         34.0 dB/K            1.68
Std. E-2               Ku         29.0 dB/K            4.94


- - - -----------------------
(1) In the event that COMSAT tariffs rate adjustment factors that are more favorable than those listed in this Attachment, the factors tariffed shall be incorporated automatically into this Agreement.

                               ATTACHMENT C
                         ADDITIONAL CIRCUIT RATES
                     Per month per 64 Kbps equivalent
                  in a fully-activated 2.048 Mbps carrier(1)
                               10-Year term

Block               1993-94(2)      1995(3)      1996(4)      1997(5)

Block 1(6)            $495          $495           $450           $350
Block 2(7)             445           445            445            350
Block 3(8)             395           395            395            350
Block 4(9)             350           350            350            350

- - - -----------------
(1) The rates specified in this Attachment are for service to all INTELSAT Standard A earth stations. Rates for fully activated
        2.048 Mbps carriers shall be 30 times the numbers shown above. Rates for carrier sizes other than 2.048 Mbps shall bear the same relationships to the 2.048 Mbps rate as those shown in Attachment A.

(2)     The rates in this column are currently in effect.

(3)     The rates in this column are currently in effect.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

(6) The rates in Block 1 apply to Additional Circuits included among the first 270 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years. The regions are those specified in COMSAT World Systems Tariff F.C.C. No.1 as of the effective date of this Agreement, i.e.: (1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

(7) The rates in Block 2 apply to Additional Circuits included among the next 360 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(8) The rates in Block 3 apply to Additional Circuits included among the next 450 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(9) The rates in Block 4 apply to Additional Circuits included among the Digital Bearer Circuits above 1080 (excluding Base Circuits) leased in a given region for terms of at least five years.

                                ATTACHMENT D
                         ADDITIONAL CIRCUIT RATES
                     Per month per 64 Kbps equivalent
                 in a fully-activated 2.048 Mbps carrier(1)
                                7-Year term

Block               1993-94(2)     1995(3)      1996(4)      1997(5)

Block 1(6)             $615        $615           $559           $455
Block 2(7)              555         555            555            455
Block 3(8)              505         505            505            455
Block 4(9)              455         455            455            455

- - - ------------------------

(1) The rates specified in this Attachment are for service to all INTELSAT Standard A earth stations. Rates for fully activated
        2.048 Mbps carriers shall be 30 times the numbers shown above. Rates for carrier sizes other than 2.048 Mbps shall bear the same relationships to the 2.048 Mbps rate as those shown in Attachment A.

(2)     The rates in this column are currently in effect.

(3)     The rates in this column are currently in effect.

(4)     The rates in this column shall take effect on January 1, 1996.

(5) The rates in this column shall take effect on January 1, 1997, and shall remain in effect for the duration of each circuit's lease term unless further reduced.

(6) The rates in Block 1 apply to Additional Circuits included among the first 270 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years. The regions are those specified in COMSAT World Systems Tariff F.C.C. No.1 as of the effective date of this Agreement, i.e.: (1) (Western) Europe; (2) Pacific; (3) Latin America; and (4) Near and Middle East, Africa and other Europe.

(7) The rates in Block 2 apply to Additional Circuits included among the next 360 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(8) The rates in Block 3 apply to Additional Circuits included among the next 450 Digital Bearer Circuits (excluding Base Circuits) leased in a given region for terms of at least five years.

(9) The rates in Block 4 apply to Additional Circuits included among the Digital Bearer Circuits above 1080 (excluding Base Circuits) leased in a given region for terms of at least five years.

EXHIBIT 10(jj)

AT&T
Maritime Services
650 Liberty Avenue
Union, NJ  07083
FAX 908 851-4002

February 18, 1994

Christopher J. Leber
Vice President & General Manager
CMC Operations
COMSAT Mobile Communications
22300 COMSAT Drive
Clarksburg, Maryland 20871

Chris,

The following outlines the agreement in principle we have reached regarding pricing and volumes for AT&T's branded shore-to-ship mobile satellite service and COMSAT's branded ship-to-shore service to be effective February 1, 1994.

AT&T plans to route 1.8 million minutes annually of domestic U.S. originating shore-to-ship Standard A traffic to COMSAT, prorated during the period beginning February 1, 1994 and ending December 31, 1994. AT&T will settle with COMSAT at the rate of $6.70 per minute. Furthermore, for all Standard M and Standard B traffic that AT&T routes to COMSAT during the above period, COMSAT will settle with AT&T at the rate of $4.95 per minute for Standard M traffic and $6.45 per minute for Standard B traffic.

COMSAT plans to route 3.6 million minutes annually of ship-to-shore traffic to AT&T, prorated during the period beginning February 1, 1994 and ending December 31, 1994. COMSAT will also return to AT&T all calls designated by the customer for termination over the AT&T network. COMSAT will settle with AT&T at the rate of $.25 per minute for calls terminating in the United States and, for call terminating to all other points, at an amount equal to a 10 percent discount off of AT&T's prevailing published ILD rates.

Neither AT&T nor COMSAT commits to traffic volumes, but will make a good faith effort to send the above-described traffic to the other. Each party will review volumes quarterly to verify that these proposed volumes are being satisfied. There will be no shortfall obligation, charge, or penalty for the failure to deliver the planned volumes.

The parties agree also to exchange written proposals on or before November 30, 1994 with respect to prices for calendar year 1995. Subject to any appropriate regulatory approvals, this informal letter of understanding will form the basis for a formal contract based upon these principles. The parties will use reasonable best efforts to incorporate the above understanding into a formal contract by the earliest possible date.

Please indicate your acceptance in the appropriate space below.

Sincerely,

/s/Paula Goldstein
- - - ------------------
Paula Goldstein
Product Manager
Maritime Services

                            /s/Cheryl Lynn Schneider
Agreed to and accepted by: ________________________________

EXHIBIT 10(kk)

______________________________________________________________________________




                             FISCAL AGENCY AGREEMENT

                                    Between


              INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION,

                                                                      Issuer

                                      and

                              BANKERS TRUST COMPANY

                      Fiscal Agent and Principal Paying Agent





                             _________________________

                             Dated as of 22 March 1994
                             _________________________


                                 U.S. $200,000,000

                               6 5/8% Notes Due 2004



______________________________________________________________________________

                FISCAL AGENCY AGREEMENT, dated as of 22 March 1994 (the "Agreement"), between International Telecommunications Satellite
Organization ("INTELSAT"), an international organization established by the Agreement Relating to the International
Telecommunications Satellite Organization and the Operating
Agreement relating thereto, entered into force on 12 February 1973, and Bankers Trust Company, a bank organized under the laws of New
York, United States, as Fiscal Agent and Principal Paying Agent.

                1. INTELSAT has, by a Subscription Agreement, dated 7 March 1994, between INTELSAT and Goldman Sachs (Asia) Limited ("GSAL"), and the other Managers named therein (the "Managers"), agreed to issue U.S. $200,000,000 aggregate principal amount of its 6 5/8% Notes Due 2004 (the "Notes"). The Notes shall be issued initially in the form of a temporary global note in bearer form, without interest coupons, substantially in the form of Exhibit A hereto (the "Global Note"). The Global Note will be exchangeable, as provided below, for definitive Notes issuable in bearer form, in denominations of U.S. $10,000 and U.S. $100,000 (the "Bearer
Notes") with interest coupons attached (the "coupons"), substan-tially in the forms set forth in Exhibit B hereto. The term
"Notes" as used herein includes the Global Note. The term "Holder", when used with respect to a Bearer Note or any coupon, means the bearer thereof.

                2. INTELSAT hereby appoints Bankers Trust Company acting through its office at London, United Kingdom, as its fiscal agent and principal paying agent in respect of the Notes upon the terms and subject to the conditions herein set forth (Bankers Trust
Company and its successor or successors as such fiscal agent or principal paying agent qualified or appointed in accordance with
Section 8 hereof are herein collectively called the "Fiscal
Agent"), and Bankers Trust Company hereby accepts such appointment.
The Fiscal Agent shall have the powers and authority granted to and conferred upon it herein and in the Notes and such further powers and authority to act on behalf of INTELSAT as may be mutually agreed upon by INTELSAT and the Fiscal Agent. As used herein, "paying agents" shall mean paying agents (including the Fiscal
Agent) maintained by INTELSAT as provided in Section 8(b) hereof.

                3. (a) The Notes shall be executed on behalf of INTELSAT by the Director General and Chief Executive Officer or by any other officer of INTELSAT specifically identified in a certificate of incumbency and specimen signatures as having the requisite authority to execute the Notes (the "Executive Officers"), any of whose signatures may be manual or facsimile, under a facsimile of its seal reproduced thereon and attested by its General Counsel or an Assistant General Counsel, any of whose signatures may be manual or facsimile. Notes bearing the manual or facsimile signatures of persons who were at any time the proper officers of INTELSAT shall bind INTELSAT, notwithstanding that such persons or any of them ceased to hold such office or offices prior to the authentication and delivery of such Notes or did not hold such office or offices at the date of issue of such Notes.

                (b) The Fiscal Agent is hereby authorized, in accordance with the provisions of Paragraph 9 of the definitive Notes and this Section, from time to time to authenticate (or to arrange for the authentication on its behalf) and deliver a new
Note in exchange for or in lieu of any Note which has become, or the coupons appertaining thereto which have become, mutilated, lost, stolen or destroyed. Each Note authenticated and delivered in exchange for or in lieu of any such Note shall carry all the rights to interest accrued and unpaid and to accrue which were carried by such Note.

                4. (a) INTELSAT initially shall execute and deliver, on 22 March 1994 (the "Closing Date"), a Global Note for an aggregate principal amount of U.S. $200,000,000 to the Fiscal Agent, and the Fiscal Agent by a duly authorized officer or an attorney-in-fact duly appointed pursuant to a valid power of attorney shall, upon the order of INTELSAT signed by an Executive Officer of INTELSAT, authenticate the Global Note and deliver the Global Note to The
Chase Manhattan Bank, N.A., as common depositary (the "Common
Depositary") for the benefit of the operator of the Euroclear
System ("Euroclear") and Cedel S.A. ("Cedel"), for credit to the respective account of the purchasers (or to such other accounts as it may direct).

                (b) For the purposes of this Agreement, "Exchange Date" shall mean a date which is not earlier than the day immediately following the expiration of the 40-day period beginning on the later of the commencement of the offering and the Closing Date.
Without unnecessary delay, but in any event not less than 14 days prior to the Exchange Date, in such denominations as are specified by the Fiscal Agent, except in the event of earlier redemption or acceleration, INTELSAT shall execute and deliver to the Fiscal
Agent U.S. $200,000,000 principal amount of definitive Bearer
Notes.

                (c) Not earlier than the Exchange Date, the interest of a beneficial owner of the Notes in the Global Note shall only be exchanged for Bearer Notes after the account holder instructs
Euroclear or Cedel, as the case may be, to request such exchange on his behalf and presents to Euroclear or Cedel, as the case may be, a certificate substantially in the form set forth in Exhibit C hereto, copies of which certificate shall be available from the offices of Euroclear and Cedel, the Fiscal Agent and each other paying agent of INTELSAT. Any exchange pursuant to this paragraph shall be made free of charge to beneficial owners of the Global
Note, except that a person receiving definitive Notes must bear the cost of insurance, postage, transportation and the like in the event that such person does not take delivery of such definitive
Notes in person at the offices of Euroclear or Cedel. In no event shall any such exchange occur prior to the Exchange Date.

                (d) Upon request for issuance of Bearer Notes, on or after the Exchange Date, the Global Note shall be surrendered by the Common Depositary to the Fiscal Agent, as INTELSAT's agent, for purposes of the exchange of Notes described below. Following such surrender and upon presentation by Euroclear or Cedel, acting on behalf of the beneficial owners of Bearer Notes, to the Fiscal
Agent at its principal office in London, United Kingdom (the "Principal Office") of a certificate or certificates substantially in the form set forth in Exhibit D hereto, the Fiscal Agent shall authenticate (or arrange for the authentication on its behalf) and deliver to Euroclear or Cedel, as the case may be, for the account of such owners, the Bearer Notes in exchange for an aggregate principal amount equal to the principal amount of the Global Note beneficially owned by such owners. The presentation to the Fiscal Agent by Euroclear or Cedel of such a certificate may be relied upon by INTELSAT and the Fiscal Agent as conclusive evidence that a related certificate or certificates has or have been presented to Euroclear or Cedel, as the case may be, as contemplated by the terms of Section 4(c) hereof.

                Upon any exchange of a portion of the Global Note for Bearer Notes, the Global Note shall be endorsed by the Fiscal Agent to reflect the reduction of the principal amount evidenced thereby, whereupon its remaining principal amount shall be reduced for all purposes by the amount so exchanged; provided, that when the Global
Note is exchanged in full, the Fiscal Agent shall cancel it. Until so exchanged in full, the Global Note shall in all respects be entitled to the same benefits under this Agreement as the definitive Notes authenticated and delivered hereunder, except that none of Euroclear, Cedel or the beneficial owners of the Global
Note shall be entitled to receive payment of interest thereon.

                Notwithstanding the foregoing, in the event of redemption or acceleration of the Global Note prior to the issue of the Bearer Notes, Bearer Notes will be issuable in respect of such Global Note on or after the later of (i) the date fixed for such redemption or on which such acceleration occurs and (ii) the Exchange Date, and all of the foregoing in this subsection (d) shall be applicable to the issuance of such Bearer Notes.

                (e) No Note or coupon shall be entitled to any benefit under this Agreement or be valid or obligatory for any purpose unless there appears on such Note or coupon a certificate of authentication substantially in the forms provided for herein and executed by the Fiscal Agent by manual signature, and such certificate upon any Note or coupon shall be conclusive evidence, and the only evidence, that such Note or coupon has been duly authenticated and delivered hereunder.

                5. (a) INTELSAT will pay or cause to be paid to the Fiscal Agent the amounts required to be paid by it herein and in the Notes, at the times and for the purposes set forth herein and in the Notes and in the manner set forth below, and INTELSAT hereby authorizes and directs the Fiscal Agent to make payment of the principal of and interest and additional amounts pursuant to Paragraph 5 of the definitive Notes ("Additional Amounts"), if any, on the Notes in accordance with the terms of the Notes.

                (i) INTELSAT shall initiate a wire transfer for payment to the Fiscal Agent at its Principal Office in London, United Kingdom, by no later than 10:00 a.m. (New York time) on the applicable Interest Payment Date, any redemption date and the maturity date of the Notes, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, of amounts sufficient (with any amounts then held by the Fiscal Agent and available for the purpose) to pay the interest on, the redemption price of an accrued interest
        (if the redemption date is not an Interest Payment Date) on, and the principal of, the Notes due and payable on such an Interest Payment Date, redemption date or maturity date, as the case may be.

                (ii) INTELSAT will supply to the Fiscal Agent by 10:00 a.m. (New York time) on the second business day prior to the due date for any such payment a confirmation (by tested telex or authenticated SWIFT message or by facsimile transmission with an original to follow by mail) that such payment will be made, which confirmation shall identify the bank from which the wire transfer constituting payment will be made.

                (iii) The Fiscal Agent will forthwith notify by telex each of the other paying agents and INTELSAT if it has not (A) by the time specified for its receipt, received the confirmation referred to above or (B) by the due date for any payment due, received the full amount so payable on such date.

                (iv) In the absence of the notification from the Fiscal Agent referred to in sub-clause (iii) of this Clause, each such paying agent shall be entitled to assume that the Fiscal Agent has received the full amount due in respect of the Notes or the Coupons on that date and shall be entitled:

                         (A)     to pay maturing Notes and Coupons in
                                 accordance with their terms; and

                         (B) to claim any amounts so paid by it from the Fiscal Agent (notwithstanding anything herein to the contrary).

                (v)  Without prejudice to the obligations of
        INTELSAT to make payments in accordance with the provisions of this Clause, if payment of the appropriate amount shall be made by or on behalf of INTELSAT later than the time specified, but otherwise in accordance with the provisions hereof, the Fiscal Agent shall forthwith notify the paying agents and give notice to holders of the Notes, that the Fiscal Agent has received such amount and the paying agents will act as such for the Notes and Coupons and make or cause to be made payments as provided herein.

                (vi) The Fiscal Agent shall apply the amounts so paid to it to the payment of such interest, redemption price and principal in accordance with the terms of the Notes. Any monies paid by INTELSAT to the Fiscal Agent for the payment of the principal of and interest on any Notes and remaining unclaimed at the end of two years after such principal or interest shall have become due and payable (whether at maturity, upon call for redemption or otherwise) shall then be repaid to INTELSAT upon its written request, and upon such repayment all liability of the Fiscal Agent with respect thereto shall thereupon cease, without, however, limiting in any way any obligation INTELSAT may have to pay the principal of and interest on this Note as the same shall become due.

                (b) Notwithstanding any other provision hereof (other than the last sentence of this Section 5(b)) or of the Notes, no payment with respect to principal of or interest or Additional Amounts, if any, on any Bearer Note may be made at any office of the Fiscal Agent or any other paying agent maintained by INTELSAT in the United States of America (including the States and the District of Columbia), its territories or possessions and other areas subject to its jurisdiction (the "United States"). No payment with respect to a Bearer Note shall be made by transfer to an account in, or by mail to an address in, the United States. Notwithstanding the foregoing, payment of principal of and interest and Additional Amounts, if any, on Bearer Notes shall be made at the paying agent in the Borough of Manhattan, The City of New York, if (but only if) payments in United States dollars of the full amount of such principal, interest or Additional Amounts at all offices or agencies outside the United States through which payment is to be made in accordance with the terms of the Notes is illegal or effectively precluded by exchange controls or other similar restrictions.

                (c) If INTELSAT becomes liable to pay additional amounts pursuant to Section 5 of the Notes, then, at least ten business days prior to the date of any such payment of principal or interest to which such payment of additional amounts relates, INTELSAT shall furnish the Fiscal Agent, the Paying Agent and each other paying agent of INTELSAT with a certificate which specifies, by country, the rates of withholding, if any, applicable to such payment to Holders of the Notes, and shall pay to the Paying Agent such amounts as shall be required to be paid to Holders of the Notes.
INTELSAT hereby agrees to indemnify the Fiscal Agent, the Paying
Agent and each other paying agent of INTELSAT for, and to hold them harmless against, any loss, liability or expense incurred without negligence or bad faith on their part arising out of or in connection with actions taken or omitted by any of them in reliance on any certificate furnished pursuant to this Section 5(c).

                (d) In the case of any redemption of Notes, INTELSAT shall give notice, not less than 45 or more than 75 days prior to any date set for redemption (as provided for in Paragraph 6 of the definitive Notes), to the Fiscal Agent of its election to redeem the Notes on such redemption date specified in such notice. The Fiscal Agent shall cause notice of redemption to be given in the name and at the expense of INTELSAT in the manner provided in Paragraph 6(e) of the definitive Notes.

                6. All Notes and coupons surrendered for payment, redemption or exchange shall, if surrendered to anyone other than the Fiscal Agent, be cancelled and delivered to the Fiscal Agent. All cancelled Notes and coupons held by the Fiscal Agent shall be destroyed, and the Fiscal Agent shall furnish to INTELSAT a certificate with respect to such destruction, except that the cancelled Global Note and the certificates as to beneficial ownership required by Section 4 hereof shall not be destroyed but shall be delivered to INTELSAT.

                7. The Fiscal Agent accepts its obligations set forth herein and in the Notes upon the terms and conditions hereof and thereof, including the following, to all of which INTELSAT agrees and to all of which the rights hereunder of the Holders from time to time of the Notes and coupons shall be subject:

                (a) The Fiscal Agent and each other paying agent of INTELSAT shall be entitled to the compensation to be agreed upon with INTELSAT for all services rendered by it, and INTELSAT agrees promptly to pay such compensation and to reimburse the Fiscal Agent and each other paying agent of INTELSAT for its reasonable out-of-pocket expenses (including reasonable advertising expenses and counsel fees) incurred by it in connection with the services rendered by it hereunder. INTELSAT also agrees to indemnify each of the Fiscal Agent and each other paying agent of INTELSAT hereunder for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Fiscal Agent or such other paying agent, arising out of or in connection with its acting as such Fiscal Agent or other paying agent of INTELSAT hereunder, including the costs and expenses of defending against any claim of liability. For purposes of this Section, the obligations of INTELSAT shall survive the payment of the Notes and the resignation or removal of the Fiscal Agent or any other paying agent of INTELSAT hereunder.

                (b) In acting under this Agreement and in connection with the Notes, the Fiscal Agent and each other paying agent of INTELSAT are acting solely as agents of INTELSAT and do not assume any obligation or relationship of agency or trust for or with any of the Holders of the Notes or coupons, except that all funds held by the Fiscal Agent or any other paying agent of INTELSAT for payment of principal of or interest or Additional Amounts, if any, on the Notes shall be held in trust, but need not be segregated from other funds except as required by law, and shall be applied as set forth herein and in the Notes; provided, however, that monies paid by INTELSAT to the Fiscal Agent or any other paying agent of INTELSAT for the payment of principal of or interest or Additional Amounts, if any, on Notes remaining unclaimed at the end of two years after such principal or interest or Additional Amounts, if any, shall have become due and payable shall be repaid to INTELSAT, promptly upon its request, as provided and in the manner set forth in the Notes, whereupon the aforesaid trust shall terminate and all liability of the Fiscal Agent or such other paying agent of INTELSAT with respect thereto shall cease and the Holder of such Note or unpaid coupon must thereafter look solely to INTELSAT for payment thereof.

                (c) The Fiscal Agent and each other paying agent of INTELSAT hereunder may consult with counsel (who may also be counsel to INTELSAT) satisfactory to such Fiscal Agent or paying agent in its reasonable judgment, and the written opinion of such counsel shall be full and complete authorization and protection in respect of any action taken, omitted or suffered by it hereunder in good faith and in reliance thereon.

                (d) The Fiscal Agent and each other paying agent of INTELSAT hereunder shall be protected and shall incur no liability to any person for or in respect of any action in good faith taken, omitted or suffered by it in reliance upon any Note, coupon, notice, direction, consent, certificate, affidavit, statement or other paper or document reasonably believed by the Fiscal Agent or such other paying agent in good faith to be genuine and to have been signed by the proper parties.

                (e) The Fiscal Agent and each other paying agent of INTELSAT hereunder and its directors, officers and employees may become the owner of, or acquire an interest in, any Notes or coupons, with the same rights that it or they would have if it were not the Fiscal Agent or such other paying agent of INTELSAT hereunder, may engage or be interested in any financial or other transaction with INTELSAT and may act on, or as depositary, trustee or agent for, any committee or body of Holders of Notes or coupons or holders of other obligations of INTELSAT as freely as if it were not the Fiscal Agent or a paying agent of INTELSAT hereunder.

                (f) Neither the Fiscal Agent nor any other paying agent of INTELSAT hereunder shall be under any liability to any person for interest on any monies at any time received by it pursuant to any of the provisions of this Agreement or of the Notes except as may be otherwise agreed with INTELSAT.

                (g) The recitals contained herein and in the Notes (except the Fiscal Agent's certificates of authentication) and in the coupons shall be taken as the statements of INTELSAT, and the Fiscal Agent assumes no responsibility for their correctness. The Fiscal Agent makes no representation as to the validity or sufficiency of this Agreement or the Notes or coupons, except for the Fiscal Agent's due authorization to execute and deliver this Agreement; provided, however, that the Fiscal Agent shall not be relieved of its duty to authenticate Notes (or to arrange for authentication on its behalf) as authorized by this Agreement. The Fiscal Agent shall not be accountable for the use or application by INTELSAT of the proceeds of Notes.

                (h) The Fiscal Agent and each other paying agent of INTELSAT hereunder shall be obligated to perform such duties and only such duties as are herein and in the Notes specifically set forth and no implied duties or obligations shall be read into this Agreement or the Notes against the Fiscal Agent or any other paying agent of INTELSAT. The Fiscal Agent shall not be under any obligation to take any action hereunder which may tend to involve it in any undue expense or liability, the payment of which within a reasonable time is not, in its reasonable opinion, assured to it.

                (i) Unless herein or in the Notes otherwise specifically provided, any order, certificate, notice, request, direction or other communication from INTELSAT under any provision of this Agreement shall be sufficient if signed by an Executive Officer of INTELSAT.

                (j) No provision of this Agreement shall be construed to relieve the Fiscal Agent from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct or that of its directors, officers or employees.

                8. (a) INTELSAT agrees that, until all Notes or coupons (other than coupons the surrender of which has been waived under Paragraphs 3 and 6 of the definitive Notes and coupons which have been replaced or paid as provided in Paragraph 9 of the definitive
Notes) authenticated and delivered hereunder (i) shall have been delivered to the Fiscal Agent for cancellation or (ii) become due and payable, whether at maturity or upon redemption, and monies sufficient to pay the principal thereof and interest, and Additional Amounts, if any, thereon shall have been made available to the Fiscal Agent and either paid to the persons entitled thereto or returned to INTELSAT as provided herein and in the Notes, there shall at all times be a Fiscal Agent hereunder which shall be appointed by INTELSAT, shall be authorized under the laws of its place of organization to exercise corporate trust powers and shall have a combined capital and surplus of at least U.S. $50,000,000.

                (b) INTELSAT hereby appoints the Principal Office of the Fiscal Agent as its agent where, subject to any applicable laws or regulations, Notes and coupons may be presented or surrendered for payment, where the Global and Bearer Notes may be surrendered for exchange and where notices and demands to or upon INTELSAT in respect of the Notes and coupons and this Agreement may be served.
In addition, INTELSAT hereby appoints the main office of Bankers
Trust Luxembourg S.A. in Luxembourg, Bankers Trust Company in Hong
Kong, Credit Suisse in Zurich, Switzerland and DBS Bank in
Singapore as additional paying agencies for the payment of principal of, and interest and Additional Amounts, if any, on, the Notes.

                INTELSAT may at any time and from time to time vary or terminate the appointment, upon thirty days prior written notice, of any such agent or appoint any additional agents for any or all of such purposes; provided, however, that, (i) so long as INTELSAT is required to maintain a Fiscal Agent hereunder, INTELSAT will maintain in London, United Kingdom an office or agency where Notes and coupons may be presented or surrendered for payment, where the Global and Bearer Notes may be presented for exchange and where notices and demands to or upon INTELSAT in respect of the Notes and coupons and this Agreement may be served and (ii) in the event the circumstances described in Section 5(b) hereof require, it will designate a paying agent in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., where Bearer Notes and coupons may be presented or surrendered for payment in such circumstances (and not otherwise); and provided, further, that so long as the Notes are listed on the respective stock exchanges, INTELSAT will maintain a paying agent in Hong Kong and Singapore. INTELSAT will give prompt written notice to the Fiscal Agent, of the appointment or termination of any such agency and of the location and any change in the location of any such office or agency and shall give notice thereof to Holders in the manner described in the first sentence of Paragraph 6(d) of the definitive Notes.

                (c) The Fiscal Agent may at any time resign as such Fiscal Agent by giving written notice to INTELSAT of such intention on its part, specifying the date on which its desired resignation shall become effective; provided, however, that such date shall never be less than three months after the receipt of such notice by INTELSAT unless INTELSAT agrees to accept less notice. The Fiscal Agent may be removed at any time by the filing with it of an instrument in writing signed on behalf of INTELSAT and specifying such removal and the date when it is intended to become effective. Any resignation or removal of the Fiscal Agent or other paying agent of INTELSAT, if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, shall take effect upon the date of the appointment by INTELSAT as hereinafter provided of a successor and the acceptance of such appointment by such successor. Upon its resignation or removal, such agent shall be entitled to the payment by INTELSAT of its compensation for the services rendered hereunder and to the reimbursement of all reasonable out-of-pocket expenses incurred in connection with the services rendered hereunder by such agent.

                (d) In case at any time the Fiscal Agent or other paying agent of INTELSAT, if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, shall resign, or shall be removed, or shall become incapable of acting or shall be adjudged a bankrupt or insolvent, or if a receiver of it or of its property shall be appointed, or if any public officer shall take charge or control of it or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, a successor agent, eligible as aforesaid, shall be appointed by INTELSAT by an instrument in writing. Upon the appointment as aforesaid of a successor agent and the acceptance by it of such appointment, the agent so superseded shall cease to be such agent hereunder. If no successor Fiscal Agent or other paying agent of INTELSAT shall have been so appointed by INTELSAT and shall have accepted appointment as hereinafter provided, and if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, and if INTELSAT shall have otherwise failed to make arrangements for the performance of the duties of the Fiscal Agent or other paying agent, then any Holder of a Note who has been a bona fide Holder of a Note for at least six months, on behalf of himself and all others similarly situated, or the Fiscal Agent, may petition any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New
York, the State of New York, U.S.A., for the appointment of a successor agent.

                (e) Any successor Fiscal Agent appointed hereunder shall execute, acknowledge and deliver to its predecessor and to INTELSAT an instrument accepting such appointment hereunder, and thereupon such successor Fiscal Agent, without any further act, deed or conveyance, shall become vested with all the authority, rights, powers, trusts, immunities, duties and obligations of such predecessor with like effect as if originally named as such Fiscal
Agent hereunder, and such predecessor, upon payment of its charges and disbursements then unpaid, shall simultaneously therewith become obligated to transfer, deliver and pay over, and such successor Fiscal Agent shall be entitled to receive, all monies, securities or other property on deposit with or held by such predecessor, as such Fiscal Agent hereunder. INTELSAT will give prompt written notice to each other paying agent of INTELSAT of the appointment of a successor Fiscal Agent and shall give notice thereof to Holders at least once, in the manner described in Paragraph 6(e) of the definitive Notes.

                (f) Any corporation, bank or trust company into which the Fiscal Agent may be merged or converted, or with which it may be consolidated, or any corporation, bank or trust company resulting from any merger, conversion or consolidation to which the Fiscal Agent shall be a party, or any corporation, bank or trust company succeeding to all or substantially all the assets and business of the Fiscal Agent, shall be the successor to the Fiscal Agent under this Agreement; provided, however, that such corporation shall be otherwise eligible under this Section, without the execution or filing of any document or any further act on the part of any of the parties hereto.

                9. INTELSAT will pay all stamp taxes and other duties, if any, which may be imposed by the United States, the United
Kingdom or any political subdivision or taxing authority of or in the foregoing with respect to (i) the execution or delivery of this Agreement, (ii) the issuance of the Global Note, or (iii) the exchange from time to time of the Global Note for Bearer Notes
(other than any such tax or duty which would not have been imposed on such exchange had such exchange occurred on or before the first anniversary of the initial issuance of the Notes which shall be payable by the Holders).

            10. (a) A meeting of Holders of Notes may be called at any time and from time to time to make, give or take any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Agreement or the Notes to be made, given or taken by Holders of Notes. The Fiscal Agent may, upon request from, and at the expense of, INTELSAT, direct to convene a single meeting of the Holders of Notes and the holders of debt securities of other series.

                (b) INTELSAT may at any time call a meeting of Holders of Notes for any purpose specified in Section 10(a) hereof to be held at such time and at such place in London, United Kingdom or in the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., as INTELSAT shall determine. Notice of every meeting of Holders of Notes, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be given, in the same manner as provided in Paragraph 6(e) of the definitive Notes, not more than 180 days nor less than 21 days prior to the date fixed for the meeting. In case at any time the Holders of at least 10% in principal amount of the Outstanding (as defined in Paragraph 3 of the definitive Notes)
Notes shall have requested INTELSAT to call a meeting of the Holders of Notes for any purpose specified in Section 10(a) hereof, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and INTELSAT shall not have caused to be published the notice of such meeting within 21 days after receipt of such request or shall not thereafter proceed to cause the meeting to be held as provided herein, then the Holders of Notes in the amount above-specified, as the case may be, may determine the time and the place in London, United Kingdom or in the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., for such meeting and may call such meeting for such purposes by giving notice thereof as provided in this subsection
(b).

                (c) To be entitled to vote at any meeting of Holders of Notes, a person shall be a Holder of an Outstanding Note or a person appointed by an instrument in writing as proxy for such a Holder.

                (d) The persons entitled to vote a majority in aggregate principal amount of the Outstanding Notes shall constitute a quorum. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of the Holders of Notes, be dissolved. In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 10(b) hereof, except that such notice need be given only once not less than five days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage of the principal amount of the Outstanding Notes which shall constitute a quorum.

                Subject to the foregoing, at the reconvening of any meeting adjourned for a lack of a quorum, the persons entitled to vote 25% in principal amount of the Outstanding Notes shall constitute a quorum for the taking of any action set forth in the notice of the original meeting. Any meeting of Holders of Notes at which a quorum is present may be adjourned from time to time by vote of a majority in principal amount of the Outstanding Notes represented at the meeting, and the meeting may be held as so adjourned without further notice. At a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid, any resolution and all matters shall be effectively passed or decided if passed or decided by the persons entitled to vote a majority in principal amount of the Outstanding Notes represented and voting.

                (e) INTELSAT may make such reasonable regulations as it may deem advisable for any meeting of Holders of Notes in regard to proof of the holding of Notes and of the appointment of proxies and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate. INTELSAT or the Holders calling the meeting, as the case may be, shall, by an instrument in writing, appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by vote of the persons entitled to vote a majority in principal amount of the Outstanding Notes represented and voting at the meeting. The chairman of the meeting shall have no right to vote, except as a Holder of Notes or a proxy. A record, at least in duplicate, of the proceedings of each meeting of Holders of Notes shall be prepared, and one such copy shall be delivered to INTELSAT and another to the Fiscal Agent to be preserved by the Fiscal Agent.

                11. All notices hereunder shall be deemed to have been given when deposited in the mails as first-class mail, registered or certified mail, return receipt requested, postage prepaid, or, if electronically communicated, then when delivered, or when hand delivered, addressed to either party hereto as follows:

INTELSAT . . . . . . . . . . .           International Telecommunications
                                         Satellite Organization
                                         3400 International Drive, N.W.
                                         Washington, D.C. 20008-3098, U.S.A.
                                         Attention: Vice President & Chief
                                                    Financial Officer
                                         Facsimile No.: (202) 944-7860

Fiscal Agent . . . . . . . . . .         Bankers Trust Company
                                         1 Appold Street, Broadgate
                                         London EC2A 2HE, England
                                         Attention: Corporate Trust
                                         and Agency Group
                                         Facsimile No.: 011-4471-982-2271

or at any other address of which either of the foregoing shall have notified the other in writing. All notices to Holders of Notes shall be given in the manner provided in Paragraph 6(e) of the definitive Notes.

                12. This Agreement and the terms and conditions of the Notes and coupons may be modified or amended by INTELSAT and the Fiscal Agent, without the consent of the Holder of any Note or coupon, for the purpose of (a) adding to the covenants of INTELSAT for the benefit of the Holders of Notes or coupons, or (b) surrendering any right or power conferred upon INTELSAT, or (c) securing the Notes pursuant to the requirements of the Notes or otherwise, or (d) permitting the payment of principal, interest and Additional Amounts, if any, in respect of Notes in the United
States, or (e) curing any ambiguity or correcting or supplementing any defective provision contained herein or in the Notes or coupons, or (f) evidencing the succession of another organization or entity to INTELSAT and the assumption by any such successor of the covenants and obligations of INTELSAT herein and in the Notes and coupons as permitted by the Notes, or (g) providing for issuances of further debt securities as contemplated by Section 13, or (h) in any manner which the parties may mutually deem necessary or desirable and which in any such case shall not adversely affect the interests of the Holders of the Notes or the coupons.

                13. INTELSAT may from time to time without the consent of the Holder of any Note or coupon issue further debt securities having the same terms and conditions as the Notes in all respects
(or in all respects except for the first payment of interest thereon) or having such terms as INTELSAT may determine at the time of their issuance, in either case so that any such further debt securities shall be consolidated and form a single series with the outstanding securities of any series (including the Notes). Unless the context requires otherwise, references herein and in the Notes and coupons to the Notes or coupons shall include any other debt securities issued in accordance with this Section that are intended by INTELSAT to form a single series with the Notes. Any further debt securities forming a single series with the outstanding securities of any series (including the Notes) shall be issued pursuant to this Agreement as amended pursuant to Section 12 for the purpose of providing for the issuance of such debt securities.

                14. This Agreement and each of the Notes and coupons shall be governed by and construed in accordance with the laws of the State of New York, U.S.A.

                15. INTELSAT hereby appoints CT Corporation System, 1633 Broadway, New York, New York 10019, as its authorized agent (the
"Authorized Agent") upon which process may be served in any action arising out of or based on this Agreement, the Notes or any coupons which action may be instituted in any New York State or United
States Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., by the Fiscal Agent or the Holder of any Note or coupon and INTELSAT and each such Holder by acceptance of a Note or coupon expressly accepts the exclusive jurisdiction of any such court in respect of any such action. Such appointment shall be irrevocable until two years after the Notes shall have matured and been paid or moneys for the payment thereof shall have been made available unless and until a successor
Authorized Agent shall have been appointed and shall have accepted such appointment. INTELSAT hereby irrevocably waives any immunity to service of process in respect of any such action to which it might otherwise be entitled in any action arising out of or based on this Agreement or the Notes or coupons which may be instituted by the Fiscal Agent or any Holder of a Note or coupon in any State or Federal court in the Borough of Manhattan, The City of New York, the State of New York, U.S.A. Service of process upon the Authorized Agent at the address indicated above, as such address may be changed within the Borough of Manhattan, The City of New
York, the State of New York, U.S.A., by notice given by the Authorized Agent to each party hereto, shall be deemed, in every respect, effective service of process upon INTELSAT. INTELSAT irrevocably waives, to the fullest extent permitted by applicable law, any sovereign or other immunity from jurisdiction or from execution (except that INTELSAT does not waive immunity from execution prior to judgment and any similar defense) to which it might otherwise be entitled in any such action which may be instituted by the Fiscal Agent or any Holder of a Note or coupon in any New York State or United States Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York,
U.S.A.

                16. This Agreement, the Notes and the coupons appertaining thereto will constitute obligations of INTELSAT and not of any Signatory or Party (each as defined in the Agreement Relating to the International Telecommunications Satellite Organization, entered into force on 12 February 1973). No Signatory or Party will waive any immunity to which it may be entitled in any suit on this Agreement or the Notes or coupons, and neither the Fiscal Agent nor Holders of Notes or coupons will have any recourse against any Signatory or Party with respect to any obligations of INTELSAT under this Agreement or the Notes and the coupons appertaining thereto.

                17. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original but all such counterparts shall together constitute but one and the same instrument.


                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                         INTERNATIONAL TELECOMMUNICATIONS
                                         SATELLITE ORGANIZATION

                                             /s/Margarita K. Dilley
                                         By _____________________________
                                            Name:  Margarita K. Dilley
                                            Title: Treasurer


                                         BANKERS TRUST COMPANY
                                         as Fiscal Agent and Principal Paying
                                         Agent

                                             /s/Shiela Ajimal
                                         By _____________________________
                                            Name:  Shiela Ajimal
                                            Title: Authorized Signatory

          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                            U.S. $200,000,000

                           6 5/8% Notes Due 2004

                           TEMPORARY GLOBAL NOTE


                INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION, an international organization established by the Agreement Relating to the International Telecommunications Satellite Organization and the Operating Agreement relating thereto, entered into force on 12 February 1973, for value received, hereby promises to pay to bearer upon presentation and surrender of this Temporary Global
Note the principal sum of Two Hundred Million United States Dollars (U.S. $200,000,000) on 22 March 2004 and to pay interest thereon, from the date hereof, annually in arrears on 22 March in each year, commencing 22 March 1995, at the rate of 6 5/8% per annum, until the principal hereof is paid or made available for payment;
provided, however, that interest on this Temporary Global Note shall be payable only after the issuance of Bearer Notes for which this Temporary Global Note is exchangeable, and only upon presentation and surrender of the interest coupons thereto attached as they severally mature.

                This Temporary Global Note is one of a duly authorized issue of Notes of INTELSAT designated as specified in the title hereof, entitled to the benefits of the Fiscal Agency Agreement, dated as of 22 March 1994, between INTELSAT and Bankers Trust
Company as Fiscal Agent. This Note is a temporary note and is exchangeable in whole or from time to time in part without charge upon request of the Holder hereof for Bearer Notes with coupons attached in denominations of U.S. $10,000 and $100,000 as promptly as practicable following presentation of certification, in the form required by the Fiscal Agency Agreement for such purpose, that the beneficial owner or owners of this Temporary Global Note (or, if such exchange is only for a part of this Temporary Global Note, of such part) are not citizens or residents of the United States, a corporation, partnership or other entity created or organized in or under the laws of the United States or any political subdivision thereof, or an estate or trust the income of which is subject to United States Federal income taxation regardless of its source ("United States Person"). The Bearer Notes are expected to be available 40 days after the Closing Date. Bearer Notes to be delivered in exchange for any part of this Temporary Global Note shall be delivered only outside the United States. Upon any exchange of a part of this Temporary Global Note for Bearer Notes, the portion of the principal amount hereof so exchanged shall be endorsed by the Fiscal Agent on the Schedule hereto, and the principal amount hereof shall be reduced for all purposes by the amount so exchanged.

                Until exchanged in full for Bearer Notes, this Temporary Global Note shall in all respects be entitled to the same benefits and subject to the same terms and conditions as those of the definitive Notes and those contained in the Fiscal Agency Agreement (including the forms of Notes attached thereto), except that neither the Holder hereof nor the beneficial owners of this Temporary Global Note shall be entitled to receive payment of interest hereon.

                This Temporary Global Note shall be governed by and construed in accordance with the laws of the State of New York, U.S.A.

                All terms used in this Temporary Global Note which are defined in the Fiscal Agency Agreement or the definitive Notes shall have the meanings assigned to them therein.

                Unless the certificate of authentication hereon has been executed by the Fiscal Agent by the manual signature of one of its duly authorized officers, this Temporary Global Note shall not be valid or obligatory for any purpose.

                This Temporary Global Note constitutes an obligation of INTELSAT and not of any Signatory or Party (each as defined in the INTELSAT Agreement). No Signatory or Party will waive any immunity to which it may be entitled in any suit on this Temporary Global
Note, and Holders of this Temporary Global Note will have no recourse against any Signatory or Party with respect to any obligations of INTELSAT under this Temporary Global Note.

                IN WITNESS WHEREOF, INTELSAT has caused this Temporary Global Note to be duly executed and its seal to be hereunto affixed and attested.

Dated as of 22 March 1994


                                         INTERNATIONAL TELECOMMUNICATIONS
                                           SATELLITE ORGANIZATION



                                         By______________________________

Attest:


_____________________

                This is the Temporary Global Note referred to in the within-mentioned Fiscal Agency Agreement.



                                                 BANKERS TRUST COMPANY
                                                         as Fiscal Agent


                                                 By_________________________
                                                        Authorized Signatory

                               SCHEDULE OF EXCHANGES

                                     Remaining
                                     principal
             Principal amount          amount           Notation
Date          exchanged for          following       made on behalf
Made      definitive Bearer Notes  such exchange   of the Fiscal Agent
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________

                                  EXHIBIT B

                            [FORM OF BEARER NOTES]

                                [Form of Face]




        ANY UNITED STATES PERSON WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO LIMITATIONS UNDER THE UNITED STATES INCOME TAX
        LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE INTERNAL REVENUE CODE.


          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION

                              6 5/8% Notes Due 2004


No. B-_________                                           U.S.$[10,000]
                                                              [100,000]


                INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION ("INTELSAT"), an international organization established by the Agreement Relating to the International Telecommunications
Satellite Organization and the Operating Agreement relating thereto, entered into force on 12 February 1973, for value received, hereby promises to pay to bearer upon presentation and surrender of this Note the principal sum of [10,000][100,000]
United States dollars on 22 March 2004 and to pay interest thereon, from the date hereof, annually in arrears on 22 March in each year ("Interest Payment Date"), commencing 22 March 1995 at the rate of
6 5/8% per annum (calculated on the basis of a year of twelve 30-day months), until the principal hereof is paid or made available for payment. Such payments shall be made subject to any laws or regulations applicable thereto and to the right of INTELSAT
(limited as provided below) to terminate the appointment of any such paying agency, at the principal office of Bankers Trust
Company in London, United Kingdom or at such other offices or agencies outside the United States (as defined in Paragraph 5 on the reverse hereof) as INTELSAT may designate and notify the Holder
(as defined in Paragraph 2 on the reverse hereof) as provided in Paragraph 6(e) hereof, at the option of the Holder, by United
States dollar check, or (ii) by wire transfer to a United States dollar account maintained by the Holder with a bank located outside the United States. Payments with respect to this Note shall be payable only at an office or agency located outside the United
States and only upon presentation and surrender at such office of this Note in the case of principal or the coupons attached hereto
(the

"coupons") as they severally mature in the case of interest (but not in the case of Additional Amounts payable as defined and provided for in Paragraph 5 on the reverse hereof). No payment with respect to this Note shall be made by transfer to an account in, or by mail to an address in, the United States.
Notwithstanding the foregoing, payment of principal of and interest on Bearer Notes and Additional Amounts, if any, may, at INTELSAT's option, be made at an office designated by INTELSAT in the Borough of Manhattan, The City of New York, the State of New York, U.S.A. if (but only if) the full amount of such payments at all offices and agencies located outside the United States through which payment is to be made in accordance with the terms of the Notes is illegal or effectively precluded by exchange controls or other similar restrictions as determined by INTELSAT. INTELSAT covenants that until this Note has been delivered to the Fiscal Agent for cancellation or monies sufficient to pay the principal of and interest on this Note have been made available for payment and either paid or returned to INTELSAT as provided herein, it will at all times maintain offices or paying agents in London, United Kingdom and, so long as the Notes are listed on the respective stock exchanges, in Hong Kong and Singapore for the payment of the principal of and interest on the Notes as herein provided.

                Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, including but not limited to the provisions for redemption of the Notes, which further provisions shall for all purposes have the same effect as though fully set forth at this place.

                Unless the certificate of authentication hereon has been executed by the Fiscal Agent by the manual signature of one of its authorized officers, neither this Note nor any coupon appertaining hereto shall be valid or obligatory for any purpose.

                IN WITNESS WHEREOF, INTELSAT has caused this Note to be duly executed and its seal to be hereunto affixed and attested and duly executed coupons to be annexed hereto.

Dated as of 22 March 1994
                                        INTERNATIONAL TELECOMMUNICATIONS
                                         SATELLITE ORGANIZATION



                                         By______________________________
[Seal]

Attest:

              [FORM OF FISCAL AGENT'S CERTIFICATE OF AUTHENTICATION]

                This is one of the Notes referred to in the within-mentioned Fiscal Agency Agreement.

                             For and on behalf of BANKERS TRUST COMPANY
                                     as Fiscal Agent



                             By _____________________________________________
                                            Authorized Signatory

                           [Form of Reverse]

                1. This Note is one of a duly authorized issue of Notes of INTELSAT in the aggregate principal amount of Two
Hundred Million United States Dollars (U.S.$200,000,000), designated as its 6 5/8% Notes Due 2004 (the "Notes"). INTELSAT, for the benefit of the Holders from time to time of the Notes, has entered into a Fiscal Agency Agreement, dated as of 22 March 1994 (the "Fiscal Agency Agreement"), between INTELSAT and
Bankers Trust Company, as Fiscal Agent, copies of which Fiscal Agency Agreement are on file and available for inspection at the Principal Office of the Fiscal Agent in London, United Kingdom and the main offices of the paying agencies named on the face of this Note. (Bankers Trust Company and its respective successors as Fiscal Agent are herein collectively called the "Fiscal Agent".)

                As long as any of the Notes shall be outstanding and unpaid, but only up to the time all amounts of principal and interest have been placed at the disposal of the Fiscal Agent, INTELSAT will not cause or permit to be created on any of its property or assets any mortgage, pledge or other lien or charge as security for any bonds, notes or other evidences of indebtedness heretofore or hereafter issued, assumed or guaranteed by INTELSAT for money borrowed (other than purchase money mortgages, sale and leaseback transactions in connection with spacecraft, or other pledges or liens on property purchased by INTELSAT as security for all or part of the purchase price thereof; liens incidental to an investment transaction, but not a borrowing, of INTELSAT; or mechanics', landlords', tax or other statutory liens), unless the Notes shall be secured by such mortgage, pledge or other lien or charge equally and ratably with such other bonds, notes or evidences of indebtedness.

                2. The Notes are issuable in bearer form, with interest coupons attached (the "coupons"), in denominations of U.S. $10,000 and $100,000. As used herein, the term "Holder" when used with respect to any Bearer Note or coupon, means the bearer thereof.

                3. INTELSAT has appointed the main offices of Bankers Trust Luxembourg S.A. in Luxembourg, Bankers Trust Company in
Hong Kong, Credit Suisse in Zurich, Switzerland and DBS Bank in
Singapore as additional agencies where Notes may be surrendered for exchange. INTELSAT reserves the right to vary or terminate the appointment of any agent or to appoint additional or other transfer agents or to approve any change in the office through which any transfer agent acts, provided that there will at all times be a transfer agent in London, United Kingdom.

                All Notes issued upon any exchange of Notes shall be the valid obligations of INTELSAT evidencing the same debt, and entitled to the same benefits, as the Notes surrendered upon such exchange. No service charge shall be made for any exchange, but INTELSAT may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

                Title to Bearer Notes and coupons shall pass by delivery. INTELSAT, the Fiscal Agent, and any paying agent of INTELSAT may deem and treat the bearer of any Bearer Note or coupon as the owner thereof for all purposes, whether or not such Note or coupon shall be overdue.

                For purposes of the provisions of this Note and the Fiscal Agency Agreement, any Note authenticated and delivered pursuant to the Fiscal Agency Agreement shall, as of any date of determination, be deemed to be "Outstanding", except:

                       (i) Notes theretofore cancelled by the Fiscal Agent or delivered to the Fiscal Agent for cancellation and not reissued by the Fiscal Agent;

                      (ii)  Notes which have been surrendered for
        redemption in accordance with Paragraph 6 hereof or which have become due and payable at maturity or otherwise and with respect to which monies sufficient to pay the principal thereof and interest thereon shall have been made available to the Fiscal Agent; or

                     (iii) Notes in lieu of or in substitution for which other Notes shall have been authenticated and delivered pursuant to the Fiscal Agency Agreement;

provided, however, that in determining whether the Holders of the requisite principal amount of Outstanding Notes are present at a meeting of Holders of Notes for quorum purposes or have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Notes owned by INTELSAT shall be disregarded and deemed not to be Outstanding.

                4. (a) INTELSAT shall pay to the Fiscal Agent at its Principal Office in London, United Kingdom, in accordance with the terms of the Fiscal Agency Agreement on each Interest Payment Date, any redemption date and the maturity date of the Notes, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, amounts sufficient (with any amounts then held by the Fiscal Agent and available for the purpose) to pay the interest on, the redemption price of and accrued interest (if the redemption date is not an Interest Payment Date) on, and the principal of, the Notes due and payable on such an Interest
Payment Date, redemption date or maturity date, as the case may be.

                The Fiscal Agent shall apply the amounts so paid to it to the payment of such interest, redemption price and principal in accordance with the terms of the Notes. Any monies paid by INTELSAT to the Fiscal Agent for the payment of the principal of and interest on any Notes and remaining unclaimed at the end of two years after such principal or interest shall have become due and payable (whether at maturity, upon call for redemption or otherwise) shall then be repaid to INTELSAT upon its written request, and upon such repayment all liability of the Fiscal
Agent with respect thereto shall thereupon cease, without, however, limiting in any way any obligation INTELSAT may have to pay the principal of and interest on this Note as the same shall become due.

                (b) In any case where the date for the payment of the principal of or interest on any Note or the date fixed for redemption of any Note shall be at any place of payment a day on which banking institutions are authorized or obligated by law or executive order to close, or are not carrying out transactions in United States dollars in The City of New York, the State of New
York, U.S.A., or the city of the paying agent to which the Note or coupon is surrendered for payment, then payment of principal or interest need not be made on such date at such place but may be made on the next succeeding day at such place of payment which is not a day on which banking institutions are authorized or obligated by law or executive order to close, or which is a day on which banking institutions are carrying out transactions in United States dollars in The City of New York, the State of New
York, U.S.A., or the city of the paying agent to which the Note or coupon is surrendered for payment, with the same force and effect as if made on the date for the payment of the principal or interest or the date fixed for redemption, and no interest shall accrue for the period after such date.

                5. (a) INTELSAT will pay to the Holder of this Note or any coupon appertaining hereto who is a United States Alien
(as defined below) such Additional Amounts as may be necessary in order that every net payment of the principal of, and interest on, this Note, after withholding for or on account of any present or future tax, assessment or governmental charge imposed upon, or as a result of, such payment by the United States (or any political subdivision or taxing authority thereof or therein), will not be less than the amount provided for in this Note or in such coupon to be then due and payable; provided, however, that the foregoing obligation to pay Additional Amounts shall not apply to any one or more of the following:

                       (i) any tax, assessment or other governmental charge which would not have been so imposed but for (A) the existence of any present or former connection between such Holder (or between a fiduciary, settlor, or beneficiary of, or a possessor of a power over, such Holder, if such Holder is an estate or trust, or a member or shareholder of such holder, if such Holder is a partnership or corporation) and the United States, including, without limitation, such Holder (or such fiduciary, settlor, beneficiary, possessor, member or shareholder) being or having been a citizen, resident or treated as a resident thereof or being or having been engaged in a trade or business or present therein or having or having had a permanent establishment therein or
        (B) such Holder's present or former status as a personal holding company, controlled foreign corporation, foreign personal holding company or passive foreign investment company with respect to the United States or as a corporation which accumulates earnings to avoid United
        States federal income tax, all under existing United States Federal income tax law or successor provisions;

                      (ii) any tax, assessment or other governmental charge which would not have been so imposed but for the presentation by the Holder of this Note or any coupon appertaining hereto for payment on a date more than 10 calendar days after the date on which such payment became due and payable or the date on which payment thereof is duly provided for and notice thereof is given to Holders, whichever occurs later;

                     (iii) any estate, inheritance, gift, sales, transfer, personal property tax or any similar tax, assessment or other governmental charge;

                      (iv) any tax, assessment or other governmental charge which is payable otherwise than by withholding from payments on or in respect of this Note or any coupon appertaining hereto;

                       (v) any tax, assessment or other governmental charge imposed by reason of such Holder's past or present status as the actual or constructive owner of 10 per cent.
        or more of the capital or profits interest of INTELSAT within the meaning of Section 871(h)(3) of the United States Internal Revenue Code of 1986, as amended, and any regulations thereunder;

                      (vi) any tax, assessment or other governmental charge imposed because a Holder of a Note is a bank that receives interest on such Note pursuant to a loan agreement entered into in the ordinary course of its trade or business;

                     (vii) any tax, assessment or other governmental charge imposed as a result of the failure to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connection with the United States of the Holder or beneficial owner of this Note, or any coupon appertaining hereto if such compliance is required by statute or by regulation of the United States as a precondition to relief or exemption from such tax, assessment or other government charge;

                    (viii) any tax, assessment or other governmental charge required to be withheld by any paying agent from any payment on this Note or any coupon appertaining hereto if such payment can be made without such withholding by at least one other paying agent; or

                      (ix) any combination of items (i) through (viii) above;

nor will Additional Amounts be paid with respect to any payment of principal or interest on this Note or any coupon appertaining hereto to a Holder who is a fiduciary or partnership or other than the sole beneficial owner of this Note or any coupon appertaining hereto to the extent a beneficiary or settlor with respect to the fiduciary or a member of the partnership or the beneficial owner would not have been entitled to payment of the Additional Amounts had such beneficiary, settlor, member or beneficial owner been the Holder of this Note or any coupon appertaining hereto.

                The term "United States Alien" means any person who, for United States federal income tax purposes, is a foreign corporation, a nonresident alien individual, a nonresident fiduciary of a foreign estate or trust, or a foreign partnership, one or more of the members of which is, for United States federal income tax purposes, a foreign corporation, a nonresident alien individual or a nonresident fiduciary of a foreign estate or trust. The term "United States" means the United States of America (including the States and the District of Columbia), its territories, its possessions and other areas subject to its jurisdiction.

                (b) Except as specifically provided in this Note and in the Fiscal Agency Agreement, INTELSAT shall not be required to make any payment with respect to any tax, assessment or other governmental charge imposed by any government or any political subdivision or taxing authority thereof or therein. Whenever in this Note there is a reference, in any context, to the payment of the principal of or interest on, or in respect of, any Note or any coupon, such mention shall be deemed to include mention of the payment of Additional Amounts provided for in this Paragraph to the extent that, in such context, Additional Amounts are, were or would be payable in respect thereof pursuant to the provisions of this Paragraph and express mention of the payment of Additional Amounts (if applicable) in any provisions hereof shall not be construed as excluding Additional Amounts in those provisions hereof where such express mention is not made.

                6. (a) The Notes are subject to redemption at the option of INTELSAT, as a whole but not in part, at any time at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption (except if the redemption date is an Interest Payment Date) under the circumstances described in the next three Paragraphs.

                (b) The Notes may be redeemed, as a whole but not in part, at the option of INTELSAT, upon not more than 60 days' nor less than 30 days' prior notice in the manner provided in clause
(e) of this Paragraph 6 at a redemption price equal to the principal amount thereof together with accrued and unpaid interest to the date fixed for redemption, if (x) INTELSAT determines that, without regard to any immunities that may be available to it, (1) as a result of any change in or amendment to the laws (or any regulations or rulings promulgated thereunder) of the United States or of any political subdivision or taxing authority thereof or therein affecting taxation, or any change in official position regarding application or interpretation of such laws, regulations or rulings (including a holding by a court of competent jurisdiction in the United States), which change or amendment is announced or becomes effective on or after 22 March 1994, INTELSAT has or will become obligated to pay Additional
Amounts (as provided in Paragraph 5(a) hereof) or (2) on or after 22 March 1994, any action has been taken by any taxing authority of, or any decision has been rendered by a court of competent jurisdiction in, the United States or any political subdivision or taxing authority thereof or therein, including any of those actions specified in (1) above, whether or not such action was taken or decision was rendered with respect to INTELSAT, or any change, amendment, application or interpretation shall be officially proposed, which, in any such case, in the written opinion to INTELSAT of independent legal counsel of recognized standing, will result in a material probability that INTELSAT will become obligated to pay Additional Amounts with respect to the Notes, and (y) in any such case INTELSAT, in its business judgment, determines that such obligation cannot be avoided by the use of reasonable measures available to INTELSAT (provided that INTELSAT shall not be required to assert any immunities that may be available to it); provided, however, that (i) no such notice of redemption shall be given earlier than 90 days prior to the earliest date on which INTELSAT would but for such redemption be obligated to pay
Additional Amounts and (ii) at the time such notice of redemption is given, such obligation to pay Additional Amounts remains in effect. Prior to the publication of notice of redemption pursuant to this Paragraph 6(b), INTELSAT shall deliver to the Fiscal Agent a certificate of INTELSAT stating the date of redemption and that INTELSAT is entitled to effect such redemption and setting forth in reasonable detail a statement of facts showing that the conditions precedent to the right of INTELSAT to so redeem the Notes have occurred.

                (c) In addition, if INTELSAT shall determine that any payment made outside the United States by INTELSAT or any paying agent of principal or interest due in respect of any Bearer Note or coupon would, under any present or future laws or regulations of the United States and without regard to any immunities that may be available to INTELSAT, be subject to any certification, information or other reporting requirement of any kind, the effect of which requirement is the disclosure to INTELSAT, any paying agent or any governmental authority of the nationality, residence or identity (as distinguished from, for example, status as a United States Alien) of a beneficial owner of such Note or coupon who is a United States Alien (other than such a requirement (i) which would not be applicable to a payment made by INTELSAT or any paying agent (A) directly to the beneficial owner, or (B) to a custodian, nominee or other agent of the beneficial owner, or (ii) which can be satisfied by such custodian, nominee or other agent certifying to the effect that such beneficial owner is a United States Alien, provided that in each case referred to in clauses (i)(B) and (ii), payment by such custodian, nominee or agent to such beneficial owner is not otherwise subject to any such requirement or (iii) would not be applicable to a payment made by at least one other paying agent of INTELSAT), INTELSAT, at its election, shall either (x) redeem the Bearer Notes, as a whole but not in part, at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption or
(y) if the conditions set forth in Paragraph 6(d) hereof are satisfied, pay the additional amounts specified in such Paragraph. INTELSAT shall make such determination and election as soon as practicable and give prompt notice thereof (the
"Determination Notice") in the manner provided in clause (e) of this Paragraph 6, stating the effective date of such certification, information or other reporting requirement, whether INTELSAT has elected to redeem the Bearer Notes or to pay the additional amounts specified in Paragraph

6(d) hereof, and (if applicable) the last date by which the redemption of the Bearer Notes must take place, as provided in the next succeeding sentence. If INTELSAT elects to redeem the Bearer Notes, such redemption shall take place on such date, not later than one year after the publication of the Determination Notice, as INTELSAT shall elect by notice to the Fiscal Agent given not less than 45 nor more than 75 days before the date fixed for redemption. Notice of such redemption of the Bearer Notes will be given to the Holders of the Bearer Notes not less than 30 nor more than 60 days prior to the date fixed for redemption. Notwithstanding the foregoing, INTELSAT shall not so redeem the Bearer Notes if INTELSAT shall subsequently determine, not less than 30 days prior to the date fixed for redemption, that subsequent payments would not be subject to any such requirement, in which case INTELSAT shall give prompt notice of such determination in the manner provided in clause (e) of this Paragraph 6 and any earlier redemption notice shall be revoked and of no further effect.

                (d) If and so long as the certification, information or other reporting requirements referred to in Paragraph 6(c) would be fully satisfied by payment of a withholding tax, backup withholding tax or similar charge, INTELSAT may elect to pay, without regard to any immunities that may be available to it, such additional amounts (regardless of clause (vii) in Paragraph
5(a)) as may be necessary so that every net payment made outside the United States following the effective date of such requirements by INTELSAT or any paying agent of principal or interest due in respect of any Bearer Note or any coupon the beneficial owner of which is a United States Alien (but without any requirement that the nationality, residence or identity of such beneficial owner be disclosed to INTELSAT, any paying agent or any governmental authority), after deduction or withholding for or on account of such withholding tax, backup withholding tax or similar charge (other than a withholding tax, backup withholding tax or similar charge that (i) is the result of a certification, information or other reporting requirement described in the second parenthetical clause of the first sentence of Paragraph 6(c), (ii) is imposed as a result of the fact that INTELSAT or any of its paying agents have actual knowledge that the beneficial owner of such Bearer Note or coupon is within the category of persons described in Clauses (i) or (v) of Paragraph 5(a), or (iii) is imposed as a result of presentation of such Bearer Note or coupon for payment more than 10 calendar days after the date on which such payment becomes due and payable or on which payment thereof is duly provided for and notice thereof is given to Holders, whichever occurs later), will not be less than the amount provided for in such Bearer Note or coupon to be then due and payable. In the event INTELSAT elects to pay such additional amounts, INTELSAT will have the right, at its sole option, at any time, to redeem the Bearer Notes as a whole, but not in part, at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption. If INTELSAT has made the determination described in Paragraph 6(c) with respect to certification, information or other reporting requirements applicable only to interest and subsequently makes a determination in the manner and of the nature referred to in such Paragraph 6(c) with respect to such requirements applicable to principal, INTELSAT will redeem the Bearer Notes in the manner and on the terms described in Paragraph 6(c) unless INTELSAT elects to have the provisions of this Paragraph apply rather than the provisions of

Paragraph 6(c). If in such circumstances the Bearer Notes are to be redeemed, INTELSAT shall have no obligation to pay additional amounts pursuant to this Paragraph with respect to principal or interest accrued and unpaid after the date of the notice of such determination indicating such redemption, but will be obligated to pay such additional amounts with respect to interest accrued and unpaid to the date of such determination. If INTELSAT elects to pay additional amounts pursuant to this Paragraph and the condition specified in the first sentence of this Paragraph should no longer be satisfied, then INTELSAT shall promptly redeem such Bearer Notes.

                (e) The Fiscal Agent shall cause, on behalf of INTELSAT, notices to be given to redeem Bearer Notes to Holders by publication at least once in a leading daily newspaper in the English language of general circulation in South East Asia and, so long as the Notes are listed on the respective stock exchanges and such exchanges shall so require, in a daily newspaper of general circulation in Hong Kong and Singapore or, if publication in either Hong Kong or Singapore is not reasonably practicable, elsewhere in South East Asia. The term "daily newspaper" as used herein shall be deemed to mean a newspaper customarily published on each business day, whether or not it shall be published in Saturday, Sunday or holiday editions. If by reason of the suspension of publication of any newspaper, or by reason of any other cause, it shall be impracticable to give notice to the Holders of Notes in the manner prescribed herein, then such notification in lieu thereof as shall be made by INTELSAT or by the Fiscal Agent on behalf of and at the instruction and expense of INTELSAT shall constitute sufficient provision of such notice, if such notification shall, so far as may be practicable, approximate the terms and conditions of the publication in lieu of which it is given. Neither the failure to give notice nor any defect in any notice given to any particular Holder of a Note shall affect the sufficiency of any notice with respect to other Notes. Such notices will be deemed to have been given on the date of such publication or mailing or, if published in such newspapers on different dates, on the date of the first such publication in South East Asia. Notices to redeem Notes shall be given at least once not more than 60 days nor less than 30 days prior to the date fixed for redemption and shall specify the date fixed for redemption, the redemption price, the place or places of payment, that payment will be made upon presentation and surrender of the Notes to be redeemed, together with all appurtenant coupons, if any, maturing subsequent to the date fixed for redemption, that interest accrued and unpaid to the date fixed for redemption (unless the redemption date is an Interest Payment Date) will be paid as specified in said notice, and that on and after said date interest thereon will cease to accrue. If the redemption is pursuant to Paragraph 6(b) or 6(c) hereof, such notice shall also state that the conditions precedent to such redemption have occurred and state that INTELSAT has elected to redeem all the Notes.

                (f) If notice of redemption has been given in the manner set forth in Paragraph 6(e) hereof, the Notes so to be redeemed shall become due and payable on such redemption date specified in such notice and upon presentation and surrender of the Notes at the place or places specified in such notice, together with all appurtenant coupons, if any, maturing subsequent to the redemption date, the Notes shall be paid and redeemed by INTELSAT at the places and in the manner and currency herein specified and at the redemption price together with accrued and unpaid interest (unless the redemption date is an Interest Payment Date) to the redemption date; provided, however, that interest due on or prior to the redemption date on Bearer Notes shall be payable only upon the presentation and surrender of coupons for such interest (at an office or agency outside the United States except as otherwise provided on the face of the Bearer Note). If any Bearer Note surrendered for redemption shall not be accompanied by all appurtenant coupons maturing after the redemption date, such Note may be paid after deducting from the amount otherwise payable an amount equal to the face amount of all such missing coupons, or the surrender of such missing coupon or coupons may be waived by INTELSAT and the Fiscal Agent if they are furnished with such security or indemnity as they may require to save each of them and each other paying agency of INTELSAT harmless. From and after the redemption date, if monies for the redemption of Notes surrendered for redemption shall have been made available at the Principal Office of the Fiscal Agent for redemption on the redemption date, the Notes surrendered for redemption shall cease to bear interest, the coupons for interest appertaining to Bearer Notes maturing subsequent to the redemption date shall be void
(unless the amount of such coupons shall have been deducted from the redemption price at the time of surrender of the Bearer Note to which such coupons appertained, as aforesaid), and the only right of the Holders of such Notes shall be to receive payment of the redemption price together with accrued and unpaid interest
(unless the redemption date is an Interest Payment Date) to the redemption date as aforesaid. If monies for the redemption of the Notes are not made available for payment until after the redemption date, the Notes surrendered for redemption shall not cease to bear interest until such monies have been so made available.

                (g) Notes redeemed or otherwise acquired by INTELSAT will forthwith be delivered to the Fiscal Agent for cancellation and may not be reissued or resold, except that Bearer Notes delivered to the Fiscal Agent may, at the written request of INTELSAT, be reissued by the Fiscal Agent in replacement of mutilated, lost, stolen or destroyed Notes pursuant to Paragraph
9 hereof.

                7.  In the event of:

                (a) default in the payment of any installment of interest upon any Note for a period of 30 days after the date when due; or

                (b) default in the payment of the principal of any Note when due (whether at maturity or redemption or otherwise); or

                (c) default in the performance or breach of any covenant or warranty contained in the Notes or the Fiscal Agency Agreement (other than as specified in clauses (a) and (b) of this Paragraph 7) for a period of 90 days after the date on which written notice of such failure, requiring INTELSAT to remedy the same and stating that such notice is a "Notice of Default", shall first have been given to INTELSAT and the Fiscal Agent by any Holder of a Note; or

                (d) involuntary acceleration of the maturity of other indebtedness of INTELSAT for money borrowed with a maturity of one year or more in excess of U.S. $50,000,000 which acceleration shall not be rescinded or annulled, or which indebtedness shall not be discharged, within 45 days after notice; or

                (e) INTELSAT is dissolved or the INTELSAT Agreement or the Operating Agreement ceases to be in full force and effect; provided, however, that no default shall occur if INTELSAT's obligations under the Fiscal Agency Agreement and the Notes are assumed by a successor who maintains a business which is substantially similar to that of INTELSAT;

the Holder of this Note may, at such Holder's option, unless such Event of Default has been waived as described in Paragraph 10(b) hereof, declare the principal of this Note and accrued and unpaid interest hereon to be due and payable immediately by written notice to INTELSAT, with a copy to the Fiscal Agent at its Principal Office, and unless all such defaults shall have been cured by INTELSAT prior to receipt of such written notice, the principal of this Note and accrued and unpaid interest hereon shall become and be immediately due and payable.

                8. (a) INTELSAT will conduct and operate its business diligently and in the ordinary manner in compliance with the INTELSAT Agreement and the Operating Agreement, and will use all reasonable efforts to maintain in full force and effect its existing international registration of orbital locations and frequency spectrum for the operation of its global commercial telecommunications satellite system; provided, however, that INTELSAT shall not be prevented from making any change with respect to its manner of conducting or operating its business or with respect to such registration if such change, in the judgment of INTELSAT, is desirable and does not materially impair
INTELSAT's ability to perform its obligations under the Notes.

                (b) INTELSAT will cause all properties used or useful in the conduct of its business to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of INTELSAT may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times (except for ordinary wear and tear and deterioration); provided, however, that INTELSAT shall not be prevented from discontinuing the operation or maintenance of any of such properties if such discontinuance, in the judgment of INTELSAT, is desirable in the conduct of its business and does not materially impair INTELSAT's ability to perform its obligations under the Notes.

                9. If any mutilated Note or a Note with a mutilated coupon appertaining to it is surrendered to the Fiscal Agent, INTELSAT shall execute, and the Fiscal Agent shall authenticate
(or arrange for authentication on its behalf) and deliver in exchange therefor, a new Note of like tenor and principal amount, bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to the surrendered Note.

                If there be delivered to INTELSAT and the Fiscal Agent
(i) evidence to their satisfaction of the destruction, loss or theft of any Note or coupon, and (ii) such security or indemnity as may be required by them to save each of them and any agent of each of them harmless, then, in the absence of notice to INTELSAT or the Fiscal Agent that such Note or coupon has been acquired by a bona fide purchaser, INTELSAT shall execute, and upon its request the Fiscal Agent shall authenticate (or arrange for authentication on its behalf) and deliver in lieu of any such destroyed, lost or stolen Note or in exchange for the Note to which such coupon appertains (with all appurtenant coupons not destroyed, lost or stolen), a new Note of like tenor and principal amount and bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to such destroyed, lost or stolen Note or to the Note to which such destroyed, lost or stolen coupon appertains.

                Upon the issuance of any new Note under this Paragraph, INTELSAT may require the payment by the Holder of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and the expenses of the Fiscal Agent and INTELSAT) connected therewith.

                Every new Note with its coupons, if any, issued pursuant to this Paragraph in lieu of any destroyed, lost or stolen Note, or in exchange for a Note to which a destroyed, lost or stolen coupon appertains, shall constitute an original additional contractual obligation of INTELSAT, whether or not the destroyed, lost or stolen Note and its coupons, if any, or the destroyed, lost or stolen coupon shall be at any time enforceable by anyone.

                Any new Note delivered pursuant to this Paragraph shall be so dated, or have attached thereto such coupons, that neither gain nor loss in interest shall result from such exchange.

                The provisions of this Paragraph 9 are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes or coupons.

                10. (a) The Fiscal Agency Agreement and the terms and conditions of the Notes may be modified or amended by INTELSAT and the Fiscal Agent, without the consent of the Holder of any Note or coupon, in any manner which does not adversely affect the interests of the Holders, to provide for issuances of further debt securities as contemplated by Paragraph 11 hereof and by the Fiscal Agency Agreement, and to cure any ambiguity or to cure, correct or supplement any defective provision contained herein or in any coupon appertaining hereto or in the Fiscal Agency
Agreement, or in certain other circumstances as described in the Fiscal Agency Agreement, to all of which each Holder of any Note or coupon shall, by acceptance thereof, consent.

                (b) The Fiscal Agency Agreement and the terms and conditions of the Notes may also be modified or amended by INTELSAT and the Fiscal Agent, and future compliance therewith or past default by INTELSAT may be waived, either with the consent of the Holders of not less than a majority in aggregate principal amount of the Notes at the time Outstanding or by the adoption of a resolution at a meeting of Holders duly convened and held in accordance with the provisions of the Fiscal Agency Agreement at which a quorum (as defined below) is present by at least a majority in aggregate principle amount of Notes represented at such meeting; provided, however, that no such modification, amendment or waiver may, without the written consent or affirmative vote of the Holder of each Note affected thereby:

                       (i) change the stated maturity of the principal of or any installment of interest on any such Note, or

                      (ii) reduce the principal amount thereof or the rate of interest on any such Note, or

                     (iii) change the obligation of INTELSAT to pay Additional Amounts, or

                      (iv) change the coin or currency in which any such Note or the interest thereon is payable, or

                       (v) modify the obligation of INTELSAT to maintain offices or agencies outside the United States, or

                      (vi) reduce the percentage in principal amount of the Outstanding Notes necessary to modify or amend the Fiscal
        Agency Agreement or the terms and conditions of the Notes or the coupons, or to waive any future compliance or past default, or

                     (vii) reduce the requirements for voting for the adoption of a resolution or the quorum required at any meeting of Holders of Notes at which a resolution is adopted.

                The quorum at any meeting called to adopt a resolution will be a majority in aggregate principal amount of Notes
Outstanding, except that at any meeting which is reconvened for lack of a quorum, the Holders entitled to vote 25 per cent. in aggregate principle amount of Notes Outstanding shall constitute a quorum for the taking of any action set forth in the notice of the original meeting.

                It shall not be necessary for the Holders of Notes to approve the particular form of any proposed amendment, but it shall be sufficient if they approve the substance thereof.

                (c) Any modifications, amendments or waivers to the Fiscal Agency Agreement or to the terms and conditions of the Notes in accordance with the foregoing provisions will be conclusive and binding on all Holders of Notes, whether or not they have given such consent, and on all Holders of coupons, whether or not notation of such modifications, amendments or waivers is made upon the Notes or coupons, and on all future
Holders of Notes and coupons.

                (d) Promptly after the execution of any amendment to the Fiscal Agency Agreement or the effectiveness of any modification or amendment of the terms and conditions of the Notes, notice of such modification or amendment shall be given by INTELSAT or by the Fiscal Agent on behalf of and at the expense of INTELSAT, to Holders of the Notes in the manner provided in Paragraph 6(e) hereof. The failure to give such notice on a timely basis shall not invalidate such modification or amendment, but INTELSAT shall cause the Fiscal Agent to give such notice as soon as practicable upon discovering such failure or upon any impediment to the giving of such notice being overcome.

                11. INTELSAT may from time to time, without the consent of the Holder of any Note or coupon, issue further debt securities having the same terms and conditions as the Notes in all respects (or in all respects except for the first payment of interest thereon) or having such terms as INTELSAT may determine at the time of their issuance, in either case so that any such further debt securities shall be consolidated and form a single series with outstanding securities of any series (including the Notes). Unless the context requires otherwise, references in the Notes and coupons and in the Fiscal Agency Agreement to the Notes or coupons shall include any other debt securities issued in accordance with the Fiscal Agency Agreement that are intended by INTELSAT to form a single series with the Notes. Any further debt securities forming a single series with the outstanding securities of any series (including the Notes) shall be issued pursuant to the Fiscal Agency Agreement as amended for the purpose of providing for the issuance of such debt securities.

                12. Subject to the authentication of this Note by the Fiscal Agent, INTELSAT hereby certifies and declares that all acts, conditions and things required to be done and performed and to have happened precedent to the creation and issuance of the Notes and any coupons, and to constitute the same the valid obligations of INTELSAT, have been done and performed and have happened in due compliance with all applicable laws.

                13. INTELSAT hereby appoints CT Corporation System, 1633 Broadway, New York, New York 10019, as its authorized agent
("Authorized Agent") upon which process may be served in any action arising out of or based on the Notes or any coupons which action may be instituted in any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., by the Holder of any
Note or coupon, and INTELSAT and each Holder by acceptance hereof expressly accepts the exclusive jurisdiction of any such court in respect of any such action. Such appointment shall be irrevocable until two years after the Notes shall have matured and been paid or moneys for the payment thereof shall have been made available unless and until a successor Authorized Agent shall have been appointed and shall have accepted such appointment. INTELSAT hereby irrevocably waives any immunity to service of process in respect of any such action to which it might otherwise be entitled in any action arising out of or based upon the Notes or coupons which may be instituted by any Holder of a Note or coupon in any State or Federal court in the Borough of Manhattan, The City of New York, the State of New York, U.S.A.
Service of process upon the Authorized Agent at the address indicated above, as such address may be changed within the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., by notice given by the Authorized Agent to each party hereto, shall be deemed, in every respect, effective service of process upon INTELSAT. INTELSAT irrevocably waives, to the fullest extent permitted by applicable law, any sovereign or other immunity from jurisdiction or from execution (except that INTELSAT does not waive immunity from execution prior to judgment and any similar defense) to which it might otherwise be entitled in any such action which may be instituted by any Holder of a Note or coupon in any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A.

                14. The Notes and coupons will constitute an obligation of INTELSAT and not of any Signatory or Party (each as defined in the INTELSAT Agreement). No Signatory or Party will waive any immunity to which it may be entitled in any suit on the Notes or coupons, and Holders of Notes or coupons will have no recourse against any Signatory or Party with respect to any obligations of INTELSAT under the Notes or coupons.

                              [Form of coupon]

                              [Face of coupon]

                ANY UNITED STATES PERSON WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO LIMITATIONS UNDER THE UNITED STATES INCOME TAX LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE INTERNAL REVENUE CODE.

                                                       [B-][1] ... [10]
                                                U.S.$[662.50] [6625.00]
                                                Due March 22 [1995]....[2004]


           INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION

                               6 5/8 Notes Due 2004



                On the date set forth hereon, INTERNATIONAL
TELECOMMUNICATIONS SATELLITE ORGANIZATION ("INTELSAT") will pay to bearer upon surrender hereof, the amount shown hereon (together with any additional amounts in respect thereof which INTELSAT may be required to pay according to the terms of said
Note) at the paying agencies set out on the reverse hereof or at such other places outside the United States of America (including the States and the District of Columbia), its territories and possessions and other areas subject to its jurisdiction as INTELSAT may determine from time to time, at the option of the Holder, by United States dollar check drawn on a bank in The City of New York, the State of New York, U.S.A. or by transfer to a United States dollar account maintained by the payee with a bank located in a city in Western Europe, being the interest then payable on said Note.

                        INTERNATIONAL TELECOMMUNICATIONS
                        SATELLITE ORGANIZATION



                        By_______________________________________

                              [Reverse of coupon]


Bankers Trust Company
1 Appold Street
Broadgate
London EC2A 2HE
England


Bankers Trust Luxembourg S.A.
14 Boulevard F.D. Roosevelt
L-2450 Luxembourg


Bankers Trust Company
38/F Two Pacific Place
88 Queensway
Hong Kong


Credit Suisse
Paradeplatz 8
8001 Zurich
Switzerland


DBS Bank
24 Raffles Place #81-00
Clifford Centre
Singapore 0104

                                 EXHIBIT C

                 [FORM OF CERTIFICATION TO BE GIVEN TO
                EUROCLEAR OR CEDEL S.A. BY ACCOUNT HOLDER]

                                CERTIFICATE

          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                            6 5/8% Notes Due 2004

                                (the "Notes")

                This is to certify that as of the date hereof, and except as set forth below, interests in the temporary Global Note representing the above-captioned Notes held by you for our account
(i) are owned by person(s) that are not citizens or residents of the United States, domestic partnerships, domestic corporations or any estate or trust the income of which is subject to United States Federal income taxation regardless of its source ("United States person(s)"), (ii) are owned by United States person(s) that (a) are foreign branches of United States financial institutions (as defined in U.S. Treasury Regulations Section 1.165-12(c)(1)(v) ("financial institutions")) purchasing for their own account or for resale or (b) acquired the Notes through foreign branches of United States financial institutions and who hold the Notes through such United States financial institutions on the date hereof (and in either case (a) or (b), each such United States financial institution hereby agrees, on its own behalf or through its agent, that you may advise INTELSAT or INTELSAT's agent that it will comply with the requirements of Section 165(j)(3)(A), (B) or (C) of the U.S. Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) are owned by a United States or foreign financial institution for purposes of resale during the restricted period (as defined in U.S. Treasury Regulations Section 1.163-5(c)(2)(i)(D)(7)), and in addition if the owner of the Notes is a United States or foreign financial institution described in clause (iii) above (whether or not also described in clause (i) or (ii)) this is to further certify that such financial institution has not acquired the Notes for purposes of resale directly or indirectly to a United States person or to a person within the United States or its possessions.

                As used herein, "United States" means the United States of America (including the States thereof and the District of Columbia); and its "possessions" include Puerto Rico, the U.S.
Virgin Islands, Guam, American Samoa, Wake Island and the Northern Mariana Islands.

                We undertake to advise you promptly by tested telex on or prior to the date on which you intend to submit your certification relating to the Notes held by you for our account in accordance with your Operating Procedures if any applicable statement herein is not correct on such date, and in the absence of any such notification it may be assumed that this certification applies as of such date.

                This certification excepts and does not relate to U.S. $______ of such interest in the above Notes in respect of which we are not able to certify and as to which we understand exchange and delivery of definitive Notes (or, if relevant, exercise of any rights or collection of any interest) cannot be made until we do so certify.

                We understand that this certification is required in connection with certain tax laws or, if applicable, certain securities laws of the United States. In connection therewith, if administrative or legal proceedings are commenced or threatened in connection with which this certification is or would be relevant, we irrevocably authorize you to produce this certification to any interested party in such proceedings.

Dated:  _____________, 199_



By:_______________________________________
   As, or as agent for, the beneficial owner(s)
   of the Notes to which this certificate relates.

                                  EXHIBIT D

                      [FORM OF CERTIFICATION TO BE GIVEN
                        BY THE EUROCLEAR OPERATOR OR
                                  CEDEL S.A.]

                                 CERTIFICATION

        INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                             6 5/8% Notes Due 2004
                                 (the "Notes")

                This is to certify that, based solely on certifications we have received in writing, by tested telex or by electronic transmission from member organizations appearing in our records as persons being entitled to a portion of the principal amount set forth below (our "Member Organizations") substantially to the effect set forth in the Fiscal Agency Agreement, as of the date hereof, U.S. $_______ principal amount of the above-captioned Notes
(i) is owned by persons that are not citizens or residents of the United States, domestic partnerships, domestic corporations or any estate or trust the income of which is subject to United States
Federal income taxation regardless of its source ("United States persons"), (ii) is owned by United States persons that are (a) foreign branches of United States financial institutions (as defined in U.S. Treasury Regulations Section 1.165-12(c)(1)(v) ("financial institutions")) purchasing for their own account or for resale or (b) United States persons who acquired the Notes through foreign branches of United States financial institutions and who hold the Notes through such United States financial institutions on the date hereof (and in either case (a) or (b), each such United
States financial institution has agreed, on its own behalf or through its agent, that we may advise INTELSAT or INTELSAT's agent that it will comply with the requirements of Section 165(j)(3)(A),
(B) or (C) of the U.S. Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) is owned by a United
States or foreign financial institution for purposes of resale during the restricted period (as defined in U.S. Treasury
Regulations Section 1.163-5(c)(2)(i)(D)(7)), and to the further effect that United States or foreign financial institutions described in clause (iii) above (whether or not also described in clause (i) or (ii)) have certified that they have not acquired the Notes for purposes of resale directly or indirectly to a United
States person or to a person within the United States or its possessions.

                We further certify (i) that we are not making available herewith for exchange (or, if relevant, exercise of any rights or collection of any interest) any portion of the Temporary Global
Note excepted in such certifications and (ii) that as of the date hereof we have not received any notification from any of our Member Organizations to the effect that the statements made by such Member Organizations with respect to any portion of the part submitted herewith for exchange (or, if relevant, exercise of any rights or collection of any interest) are no longer true and cannot be relied upon as of the date hereof.

                We understand that this certification is required in connection with certain tax laws and, if applicable, certain securities laws of the United States. In connection therewith, if administrative or legal proceedings are commenced or threatened in connection with which this certification is or would be relevant, we irrevocably authorize you to produce this certification to any interested party in such proceedings.

Dated:  __________, 1994

                                        Yours faithfully,
                                        [Morgan Guaranty Trust Company
                                        of New York, Brussels Office as
                                        operator of the Euroclear
                                        System]

                                                or

                                        [Cedel S.A.]


                                         By_______________________

EXHIBIT 10(jj)

AT&T
Maritime Services
650 Liberty Avenue
Union, NJ  07083
FAX 908 851-4002

February 18, 1994

Christopher J. Leber
Vice President & General Manager
CMC Operations
COMSAT Mobile Communications
22300 COMSAT Drive
Clarksburg, Maryland 20871

Chris,

The following outlines the agreement in principle we have reached regarding pricing and volumes for AT&T's branded shore-to-ship mobile satellite service and COMSAT's branded ship-to-shore service to be effective February 1, 1994.

AT&T plans to route 1.8 million minutes annually of domestic U.S. originating shore-to-ship Standard A traffic to COMSAT, prorated during the period beginning February 1, 1994 and ending December 31, 1994. AT&T will settle with COMSAT at the rate of $6.70 per minute. Furthermore, for all Standard M and Standard B traffic that AT&T routes to COMSAT during the above period, COMSAT will settle with AT&T at the rate of $4.95 per minute for Standard M traffic and $6.45 per minute for Standard B traffic.

COMSAT plans to route 3.6 million minutes annually of ship-to-shore traffic to AT&T, prorated during the period beginning February 1, 1994 and ending December 31, 1994. COMSAT will also return to AT&T all calls designated by the customer for termination over the AT&T network. COMSAT will settle with AT&T at the rate of $.25 per minute for calls terminating in the United States and, for call terminating to all other points, at an amount equal to a 10 percent discount off of AT&T's prevailing published ILD rates.

Neither AT&T nor COMSAT commits to traffic volumes, but will make a good faith effort to send the above-described traffic to the other. Each party will review volumes quarterly to verify that these proposed volumes are being satisfied. There will be no shortfall obligation, charge, or penalty for the failure to deliver the planned volumes.

The parties agree also to exchange written proposals on or before November 30, 1994 with respect to prices for calendar year 1995. Subject to any appropriate regulatory approvals, this informal letter of understanding will form the basis for a formal contract based upon these principles. The parties will use reasonable best efforts to incorporate the above understanding into a formal contract by the earliest possible date.

Please indicate your acceptance in the appropriate space below.

Sincerely,

/s/Paula Goldstein
- - - ------------------
Paula Goldstein
Product Manager
Maritime Services

                            /s/Cheryl Lynn Schneider
Agreed to and accepted by: ________________________________

EXHIBIT 10(kk)

______________________________________________________________________________




                             FISCAL AGENCY AGREEMENT

                                    Between


              INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION,

                                                                      Issuer

                                      and

                              BANKERS TRUST COMPANY

                      Fiscal Agent and Principal Paying Agent





                             _________________________

                             Dated as of 22 March 1994
                             _________________________


                                 U.S. $200,000,000

                               6 5/8% Notes Due 2004



______________________________________________________________________________

                FISCAL AGENCY AGREEMENT, dated as of 22 March 1994 (the "Agreement"), between International Telecommunications Satellite
Organization ("INTELSAT"), an international organization established by the Agreement Relating to the International
Telecommunications Satellite Organization and the Operating
Agreement relating thereto, entered into force on 12 February 1973, and Bankers Trust Company, a bank organized under the laws of New
York, United States, as Fiscal Agent and Principal Paying Agent.

                1. INTELSAT has, by a Subscription Agreement, dated 7 March 1994, between INTELSAT and Goldman Sachs (Asia) Limited ("GSAL"), and the other Managers named therein (the "Managers"), agreed to issue U.S. $200,000,000 aggregate principal amount of its 6 5/8% Notes Due 2004 (the "Notes"). The Notes shall be issued initially in the form of a temporary global note in bearer form, without interest coupons, substantially in the form of Exhibit A hereto (the "Global Note"). The Global Note will be exchangeable, as provided below, for definitive Notes issuable in bearer form, in denominations of U.S. $10,000 and U.S. $100,000 (the "Bearer
Notes") with interest coupons attached (the "coupons"), substan-tially in the forms set forth in Exhibit B hereto. The term
"Notes" as used herein includes the Global Note. The term "Holder", when used with respect to a Bearer Note or any coupon, means the bearer thereof.

                2. INTELSAT hereby appoints Bankers Trust Company acting through its office at London, United Kingdom, as its fiscal agent and principal paying agent in respect of the Notes upon the terms and subject to the conditions herein set forth (Bankers Trust
Company and its successor or successors as such fiscal agent or principal paying agent qualified or appointed in accordance with
Section 8 hereof are herein collectively called the "Fiscal
Agent"), and Bankers Trust Company hereby accepts such appointment.
The Fiscal Agent shall have the powers and authority granted to and conferred upon it herein and in the Notes and such further powers and authority to act on behalf of INTELSAT as may be mutually agreed upon by INTELSAT and the Fiscal Agent. As used herein, "paying agents" shall mean paying agents (including the Fiscal
Agent) maintained by INTELSAT as provided in Section 8(b) hereof.

                3. (a) The Notes shall be executed on behalf of INTELSAT by the Director General and Chief Executive Officer or by any other officer of INTELSAT specifically identified in a certificate of incumbency and specimen signatures as having the requisite authority to execute the Notes (the "Executive Officers"), any of whose signatures may be manual or facsimile, under a facsimile of its seal reproduced thereon and attested by its General Counsel or an Assistant General Counsel, any of whose signatures may be manual or facsimile. Notes bearing the manual or facsimile signatures of persons who were at any time the proper officers of INTELSAT shall bind INTELSAT, notwithstanding that such persons or any of them ceased to hold such office or offices prior to the authentication and delivery of such Notes or did not hold such office or offices at the date of issue of such Notes.

                (b) The Fiscal Agent is hereby authorized, in accordance with the provisions of Paragraph 9 of the definitive Notes and this Section, from time to time to authenticate (or to arrange for the authentication on its behalf) and deliver a new
Note in exchange for or in lieu of any Note which has become, or the coupons appertaining thereto which have become, mutilated, lost, stolen or destroyed. Each Note authenticated and delivered in exchange for or in lieu of any such Note shall carry all the rights to interest accrued and unpaid and to accrue which were carried by such Note.

                4. (a) INTELSAT initially shall execute and deliver, on 22 March 1994 (the "Closing Date"), a Global Note for an aggregate principal amount of U.S. $200,000,000 to the Fiscal Agent, and the Fiscal Agent by a duly authorized officer or an attorney-in-fact duly appointed pursuant to a valid power of attorney shall, upon the order of INTELSAT signed by an Executive Officer of INTELSAT, authenticate the Global Note and deliver the Global Note to The
Chase Manhattan Bank, N.A., as common depositary (the "Common
Depositary") for the benefit of the operator of the Euroclear
System ("Euroclear") and Cedel S.A. ("Cedel"), for credit to the respective account of the purchasers (or to such other accounts as it may direct).

                (b) For the purposes of this Agreement, "Exchange Date" shall mean a date which is not earlier than the day immediately following the expiration of the 40-day period beginning on the later of the commencement of the offering and the Closing Date.
Without unnecessary delay, but in any event not less than 14 days prior to the Exchange Date, in such denominations as are specified by the Fiscal Agent, except in the event of earlier redemption or acceleration, INTELSAT shall execute and deliver to the Fiscal
Agent U.S. $200,000,000 principal amount of definitive Bearer
Notes.

                (c) Not earlier than the Exchange Date, the interest of a beneficial owner of the Notes in the Global Note shall only be exchanged for Bearer Notes after the account holder instructs
Euroclear or Cedel, as the case may be, to request such exchange on his behalf and presents to Euroclear or Cedel, as the case may be, a certificate substantially in the form set forth in Exhibit C hereto, copies of which certificate shall be available from the offices of Euroclear and Cedel, the Fiscal Agent and each other paying agent of INTELSAT. Any exchange pursuant to this paragraph shall be made free of charge to beneficial owners of the Global
Note, except that a person receiving definitive Notes must bear the cost of insurance, postage, transportation and the like in the event that such person does not take delivery of such definitive
Notes in person at the offices of Euroclear or Cedel. In no event shall any such exchange occur prior to the Exchange Date.

                (d) Upon request for issuance of Bearer Notes, on or after the Exchange Date, the Global Note shall be surrendered by the Common Depositary to the Fiscal Agent, as INTELSAT's agent, for purposes of the exchange of Notes described below. Following such surrender and upon presentation by Euroclear or Cedel, acting on behalf of the beneficial owners of Bearer Notes, to the Fiscal
Agent at its principal office in London, United Kingdom (the "Principal Office") of a certificate or certificates substantially in the form set forth in Exhibit D hereto, the Fiscal Agent shall authenticate (or arrange for the authentication on its behalf) and deliver to Euroclear or Cedel, as the case may be, for the account of such owners, the Bearer Notes in exchange for an aggregate principal amount equal to the principal amount of the Global Note beneficially owned by such owners. The presentation to the Fiscal Agent by Euroclear or Cedel of such a certificate may be relied upon by INTELSAT and the Fiscal Agent as conclusive evidence that a related certificate or certificates has or have been presented to Euroclear or Cedel, as the case may be, as contemplated by the terms of Section 4(c) hereof.

                Upon any exchange of a portion of the Global Note for Bearer Notes, the Global Note shall be endorsed by the Fiscal Agent to reflect the reduction of the principal amount evidenced thereby, whereupon its remaining principal amount shall be reduced for all purposes by the amount so exchanged; provided, that when the Global
Note is exchanged in full, the Fiscal Agent shall cancel it. Until so exchanged in full, the Global Note shall in all respects be entitled to the same benefits under this Agreement as the definitive Notes authenticated and delivered hereunder, except that none of Euroclear, Cedel or the beneficial owners of the Global
Note shall be entitled to receive payment of interest thereon.

                Notwithstanding the foregoing, in the event of redemption or acceleration of the Global Note prior to the issue of the Bearer Notes, Bearer Notes will be issuable in respect of such Global Note on or after the later of (i) the date fixed for such redemption or on which such acceleration occurs and (ii) the Exchange Date, and all of the foregoing in this subsection (d) shall be applicable to the issuance of such Bearer Notes.

                (e) No Note or coupon shall be entitled to any benefit under this Agreement or be valid or obligatory for any purpose unless there appears on such Note or coupon a certificate of authentication substantially in the forms provided for herein and executed by the Fiscal Agent by manual signature, and such certificate upon any Note or coupon shall be conclusive evidence, and the only evidence, that such Note or coupon has been duly authenticated and delivered hereunder.

                5. (a) INTELSAT will pay or cause to be paid to the Fiscal Agent the amounts required to be paid by it herein and in the Notes, at the times and for the purposes set forth herein and in the Notes and in the manner set forth below, and INTELSAT hereby authorizes and directs the Fiscal Agent to make payment of the principal of and interest and additional amounts pursuant to Paragraph 5 of the definitive Notes ("Additional Amounts"), if any, on the Notes in accordance with the terms of the Notes.

                (i) INTELSAT shall initiate a wire transfer for payment to the Fiscal Agent at its Principal Office in London, United Kingdom, by no later than 10:00 a.m. (New York time) on the applicable Interest Payment Date, any redemption date and the maturity date of the Notes, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, of amounts sufficient (with any amounts then held by the Fiscal Agent and available for the purpose) to pay the interest on, the redemption price of an accrued interest
        (if the redemption date is not an Interest Payment Date) on, and the principal of, the Notes due and payable on such an Interest Payment Date, redemption date or maturity date, as the case may be.

                (ii) INTELSAT will supply to the Fiscal Agent by 10:00 a.m. (New York time) on the second business day prior to the due date for any such payment a confirmation (by tested telex or authenticated SWIFT message or by facsimile transmission with an original to follow by mail) that such payment will be made, which confirmation shall identify the bank from which the wire transfer constituting payment will be made.

                (iii) The Fiscal Agent will forthwith notify by telex each of the other paying agents and INTELSAT if it has not (A) by the time specified for its receipt, received the confirmation referred to above or (B) by the due date for any payment due, received the full amount so payable on such date.

                (iv) In the absence of the notification from the Fiscal Agent referred to in sub-clause (iii) of this Clause, each such paying agent shall be entitled to assume that the Fiscal Agent has received the full amount due in respect of the Notes or the Coupons on that date and shall be entitled:

                         (A)     to pay maturing Notes and Coupons in
                                 accordance with their terms; and

                         (B) to claim any amounts so paid by it from the Fiscal Agent (notwithstanding anything herein to the contrary).

                (v)  Without prejudice to the obligations of
        INTELSAT to make payments in accordance with the provisions of this Clause, if payment of the appropriate amount shall be made by or on behalf of INTELSAT later than the time specified, but otherwise in accordance with the provisions hereof, the Fiscal Agent shall forthwith notify the paying agents and give notice to holders of the Notes, that the Fiscal Agent has received such amount and the paying agents will act as such for the Notes and Coupons and make or cause to be made payments as provided herein.

                (vi) The Fiscal Agent shall apply the amounts so paid to it to the payment of such interest, redemption price and principal in accordance with the terms of the Notes. Any monies paid by INTELSAT to the Fiscal Agent for the payment of the principal of and interest on any Notes and remaining unclaimed at the end of two years after such principal or interest shall have become due and payable (whether at maturity, upon call for redemption or otherwise) shall then be repaid to INTELSAT upon its written request, and upon such repayment all liability of the Fiscal Agent with respect thereto shall thereupon cease, without, however, limiting in any way any obligation INTELSAT may have to pay the principal of and interest on this Note as the same shall become due.

                (b) Notwithstanding any other provision hereof (other than the last sentence of this Section 5(b)) or of the Notes, no payment with respect to principal of or interest or Additional Amounts, if any, on any Bearer Note may be made at any office of the Fiscal Agent or any other paying agent maintained by INTELSAT in the United States of America (including the States and the District of Columbia), its territories or possessions and other areas subject to its jurisdiction (the "United States"). No payment with respect to a Bearer Note shall be made by transfer to an account in, or by mail to an address in, the United States. Notwithstanding the foregoing, payment of principal of and interest and Additional Amounts, if any, on Bearer Notes shall be made at the paying agent in the Borough of Manhattan, The City of New York, if (but only if) payments in United States dollars of the full amount of such principal, interest or Additional Amounts at all offices or agencies outside the United States through which payment is to be made in accordance with the terms of the Notes is illegal or effectively precluded by exchange controls or other similar restrictions.

                (c) If INTELSAT becomes liable to pay additional amounts pursuant to Section 5 of the Notes, then, at least ten business days prior to the date of any such payment of principal or interest to which such payment of additional amounts relates, INTELSAT shall furnish the Fiscal Agent, the Paying Agent and each other paying agent of INTELSAT with a certificate which specifies, by country, the rates of withholding, if any, applicable to such payment to Holders of the Notes, and shall pay to the Paying Agent such amounts as shall be required to be paid to Holders of the Notes.
INTELSAT hereby agrees to indemnify the Fiscal Agent, the Paying
Agent and each other paying agent of INTELSAT for, and to hold them harmless against, any loss, liability or expense incurred without negligence or bad faith on their part arising out of or in connection with actions taken or omitted by any of them in reliance on any certificate furnished pursuant to this Section 5(c).

                (d) In the case of any redemption of Notes, INTELSAT shall give notice, not less than 45 or more than 75 days prior to any date set for redemption (as provided for in Paragraph 6 of the definitive Notes), to the Fiscal Agent of its election to redeem the Notes on such redemption date specified in such notice. The Fiscal Agent shall cause notice of redemption to be given in the name and at the expense of INTELSAT in the manner provided in Paragraph 6(e) of the definitive Notes.

                6. All Notes and coupons surrendered for payment, redemption or exchange shall, if surrendered to anyone other than the Fiscal Agent, be cancelled and delivered to the Fiscal Agent. All cancelled Notes and coupons held by the Fiscal Agent shall be destroyed, and the Fiscal Agent shall furnish to INTELSAT a certificate with respect to such destruction, except that the cancelled Global Note and the certificates as to beneficial ownership required by Section 4 hereof shall not be destroyed but shall be delivered to INTELSAT.

                7. The Fiscal Agent accepts its obligations set forth herein and in the Notes upon the terms and conditions hereof and thereof, including the following, to all of which INTELSAT agrees and to all of which the rights hereunder of the Holders from time to time of the Notes and coupons shall be subject:

                (a) The Fiscal Agent and each other paying agent of INTELSAT shall be entitled to the compensation to be agreed upon with INTELSAT for all services rendered by it, and INTELSAT agrees promptly to pay such compensation and to reimburse the Fiscal Agent and each other paying agent of INTELSAT for its reasonable out-of-pocket expenses (including reasonable advertising expenses and counsel fees) incurred by it in connection with the services rendered by it hereunder. INTELSAT also agrees to indemnify each of the Fiscal Agent and each other paying agent of INTELSAT hereunder for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Fiscal Agent or such other paying agent, arising out of or in connection with its acting as such Fiscal Agent or other paying agent of INTELSAT hereunder, including the costs and expenses of defending against any claim of liability. For purposes of this Section, the obligations of INTELSAT shall survive the payment of the Notes and the resignation or removal of the Fiscal Agent or any other paying agent of INTELSAT hereunder.

                (b) In acting under this Agreement and in connection with the Notes, the Fiscal Agent and each other paying agent of INTELSAT are acting solely as agents of INTELSAT and do not assume any obligation or relationship of agency or trust for or with any of the Holders of the Notes or coupons, except that all funds held by the Fiscal Agent or any other paying agent of INTELSAT for payment of principal of or interest or Additional Amounts, if any, on the Notes shall be held in trust, but need not be segregated from other funds except as required by law, and shall be applied as set forth herein and in the Notes; provided, however, that monies paid by INTELSAT to the Fiscal Agent or any other paying agent of INTELSAT for the payment of principal of or interest or Additional Amounts, if any, on Notes remaining unclaimed at the end of two years after such principal or interest or Additional Amounts, if any, shall have become due and payable shall be repaid to INTELSAT, promptly upon its request, as provided and in the manner set forth in the Notes, whereupon the aforesaid trust shall terminate and all liability of the Fiscal Agent or such other paying agent of INTELSAT with respect thereto shall cease and the Holder of such Note or unpaid coupon must thereafter look solely to INTELSAT for payment thereof.

                (c) The Fiscal Agent and each other paying agent of INTELSAT hereunder may consult with counsel (who may also be counsel to INTELSAT) satisfactory to such Fiscal Agent or paying agent in its reasonable judgment, and the written opinion of such counsel shall be full and complete authorization and protection in respect of any action taken, omitted or suffered by it hereunder in good faith and in reliance thereon.

                (d) The Fiscal Agent and each other paying agent of INTELSAT hereunder shall be protected and shall incur no liability to any person for or in respect of any action in good faith taken, omitted or suffered by it in reliance upon any Note, coupon, notice, direction, consent, certificate, affidavit, statement or other paper or document reasonably believed by the Fiscal Agent or such other paying agent in good faith to be genuine and to have been signed by the proper parties.

                (e) The Fiscal Agent and each other paying agent of INTELSAT hereunder and its directors, officers and employees may become the owner of, or acquire an interest in, any Notes or coupons, with the same rights that it or they would have if it were not the Fiscal Agent or such other paying agent of INTELSAT hereunder, may engage or be interested in any financial or other transaction with INTELSAT and may act on, or as depositary, trustee or agent for, any committee or body of Holders of Notes or coupons or holders of other obligations of INTELSAT as freely as if it were not the Fiscal Agent or a paying agent of INTELSAT hereunder.

                (f) Neither the Fiscal Agent nor any other paying agent of INTELSAT hereunder shall be under any liability to any person for interest on any monies at any time received by it pursuant to any of the provisions of this Agreement or of the Notes except as may be otherwise agreed with INTELSAT.

                (g) The recitals contained herein and in the Notes (except the Fiscal Agent's certificates of authentication) and in the coupons shall be taken as the statements of INTELSAT, and the Fiscal Agent assumes no responsibility for their correctness. The Fiscal Agent makes no representation as to the validity or sufficiency of this Agreement or the Notes or coupons, except for the Fiscal Agent's due authorization to execute and deliver this Agreement; provided, however, that the Fiscal Agent shall not be relieved of its duty to authenticate Notes (or to arrange for authentication on its behalf) as authorized by this Agreement. The Fiscal Agent shall not be accountable for the use or application by INTELSAT of the proceeds of Notes.

                (h) The Fiscal Agent and each other paying agent of INTELSAT hereunder shall be obligated to perform such duties and only such duties as are herein and in the Notes specifically set forth and no implied duties or obligations shall be read into this Agreement or the Notes against the Fiscal Agent or any other paying agent of INTELSAT. The Fiscal Agent shall not be under any obligation to take any action hereunder which may tend to involve it in any undue expense or liability, the payment of which within a reasonable time is not, in its reasonable opinion, assured to it.

                (i) Unless herein or in the Notes otherwise specifically provided, any order, certificate, notice, request, direction or other communication from INTELSAT under any provision of this Agreement shall be sufficient if signed by an Executive Officer of INTELSAT.

                (j) No provision of this Agreement shall be construed to relieve the Fiscal Agent from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct or that of its directors, officers or employees.

                8. (a) INTELSAT agrees that, until all Notes or coupons (other than coupons the surrender of which has been waived under Paragraphs 3 and 6 of the definitive Notes and coupons which have been replaced or paid as provided in Paragraph 9 of the definitive
Notes) authenticated and delivered hereunder (i) shall have been delivered to the Fiscal Agent for cancellation or (ii) become due and payable, whether at maturity or upon redemption, and monies sufficient to pay the principal thereof and interest, and Additional Amounts, if any, thereon shall have been made available to the Fiscal Agent and either paid to the persons entitled thereto or returned to INTELSAT as provided herein and in the Notes, there shall at all times be a Fiscal Agent hereunder which shall be appointed by INTELSAT, shall be authorized under the laws of its place of organization to exercise corporate trust powers and shall have a combined capital and surplus of at least U.S. $50,000,000.

                (b) INTELSAT hereby appoints the Principal Office of the Fiscal Agent as its agent where, subject to any applicable laws or regulations, Notes and coupons may be presented or surrendered for payment, where the Global and Bearer Notes may be surrendered for exchange and where notices and demands to or upon INTELSAT in respect of the Notes and coupons and this Agreement may be served.
In addition, INTELSAT hereby appoints the main office of Bankers
Trust Luxembourg S.A. in Luxembourg, Bankers Trust Company in Hong
Kong, Credit Suisse in Zurich, Switzerland and DBS Bank in
Singapore as additional paying agencies for the payment of principal of, and interest and Additional Amounts, if any, on, the Notes.

                INTELSAT may at any time and from time to time vary or terminate the appointment, upon thirty days prior written notice, of any such agent or appoint any additional agents for any or all of such purposes; provided, however, that, (i) so long as INTELSAT is required to maintain a Fiscal Agent hereunder, INTELSAT will maintain in London, United Kingdom an office or agency where Notes and coupons may be presented or surrendered for payment, where the Global and Bearer Notes may be presented for exchange and where notices and demands to or upon INTELSAT in respect of the Notes and coupons and this Agreement may be served and (ii) in the event the circumstances described in Section 5(b) hereof require, it will designate a paying agent in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., where Bearer Notes and coupons may be presented or surrendered for payment in such circumstances (and not otherwise); and provided, further, that so long as the Notes are listed on the respective stock exchanges, INTELSAT will maintain a paying agent in Hong Kong and Singapore. INTELSAT will give prompt written notice to the Fiscal Agent, of the appointment or termination of any such agency and of the location and any change in the location of any such office or agency and shall give notice thereof to Holders in the manner described in the first sentence of Paragraph 6(d) of the definitive Notes.

                (c) The Fiscal Agent may at any time resign as such Fiscal Agent by giving written notice to INTELSAT of such intention on its part, specifying the date on which its desired resignation shall become effective; provided, however, that such date shall never be less than three months after the receipt of such notice by INTELSAT unless INTELSAT agrees to accept less notice. The Fiscal Agent may be removed at any time by the filing with it of an instrument in writing signed on behalf of INTELSAT and specifying such removal and the date when it is intended to become effective. Any resignation or removal of the Fiscal Agent or other paying agent of INTELSAT, if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, shall take effect upon the date of the appointment by INTELSAT as hereinafter provided of a successor and the acceptance of such appointment by such successor. Upon its resignation or removal, such agent shall be entitled to the payment by INTELSAT of its compensation for the services rendered hereunder and to the reimbursement of all reasonable out-of-pocket expenses incurred in connection with the services rendered hereunder by such agent.

                (d) In case at any time the Fiscal Agent or other paying agent of INTELSAT, if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, shall resign, or shall be removed, or shall become incapable of acting or shall be adjudged a bankrupt or insolvent, or if a receiver of it or of its property shall be appointed, or if any public officer shall take charge or control of it or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, a successor agent, eligible as aforesaid, shall be appointed by INTELSAT by an instrument in writing. Upon the appointment as aforesaid of a successor agent and the acceptance by it of such appointment, the agent so superseded shall cease to be such agent hereunder. If no successor Fiscal Agent or other paying agent of INTELSAT shall have been so appointed by INTELSAT and shall have accepted appointment as hereinafter provided, and if such other paying agent is the only paying agent of INTELSAT then maintained outside the United States, and if INTELSAT shall have otherwise failed to make arrangements for the performance of the duties of the Fiscal Agent or other paying agent, then any Holder of a Note who has been a bona fide Holder of a Note for at least six months, on behalf of himself and all others similarly situated, or the Fiscal Agent, may petition any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New
York, the State of New York, U.S.A., for the appointment of a successor agent.

                (e) Any successor Fiscal Agent appointed hereunder shall execute, acknowledge and deliver to its predecessor and to INTELSAT an instrument accepting such appointment hereunder, and thereupon such successor Fiscal Agent, without any further act, deed or conveyance, shall become vested with all the authority, rights, powers, trusts, immunities, duties and obligations of such predecessor with like effect as if originally named as such Fiscal
Agent hereunder, and such predecessor, upon payment of its charges and disbursements then unpaid, shall simultaneously therewith become obligated to transfer, deliver and pay over, and such successor Fiscal Agent shall be entitled to receive, all monies, securities or other property on deposit with or held by such predecessor, as such Fiscal Agent hereunder. INTELSAT will give prompt written notice to each other paying agent of INTELSAT of the appointment of a successor Fiscal Agent and shall give notice thereof to Holders at least once, in the manner described in Paragraph 6(e) of the definitive Notes.

                (f) Any corporation, bank or trust company into which the Fiscal Agent may be merged or converted, or with which it may be consolidated, or any corporation, bank or trust company resulting from any merger, conversion or consolidation to which the Fiscal Agent shall be a party, or any corporation, bank or trust company succeeding to all or substantially all the assets and business of the Fiscal Agent, shall be the successor to the Fiscal Agent under this Agreement; provided, however, that such corporation shall be otherwise eligible under this Section, without the execution or filing of any document or any further act on the part of any of the parties hereto.

                9. INTELSAT will pay all stamp taxes and other duties, if any, which may be imposed by the United States, the United
Kingdom or any political subdivision or taxing authority of or in the foregoing with respect to (i) the execution or delivery of this Agreement, (ii) the issuance of the Global Note, or (iii) the exchange from time to time of the Global Note for Bearer Notes
(other than any such tax or duty which would not have been imposed on such exchange had such exchange occurred on or before the first anniversary of the initial issuance of the Notes which shall be payable by the Holders).

            10. (a) A meeting of Holders of Notes may be called at any time and from time to time to make, give or take any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Agreement or the Notes to be made, given or taken by Holders of Notes. The Fiscal Agent may, upon request from, and at the expense of, INTELSAT, direct to convene a single meeting of the Holders of Notes and the holders of debt securities of other series.

                (b) INTELSAT may at any time call a meeting of Holders of Notes for any purpose specified in Section 10(a) hereof to be held at such time and at such place in London, United Kingdom or in the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., as INTELSAT shall determine. Notice of every meeting of Holders of Notes, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be given, in the same manner as provided in Paragraph 6(e) of the definitive Notes, not more than 180 days nor less than 21 days prior to the date fixed for the meeting. In case at any time the Holders of at least 10% in principal amount of the Outstanding (as defined in Paragraph 3 of the definitive Notes)
Notes shall have requested INTELSAT to call a meeting of the Holders of Notes for any purpose specified in Section 10(a) hereof, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and INTELSAT shall not have caused to be published the notice of such meeting within 21 days after receipt of such request or shall not thereafter proceed to cause the meeting to be held as provided herein, then the Holders of Notes in the amount above-specified, as the case may be, may determine the time and the place in London, United Kingdom or in the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., for such meeting and may call such meeting for such purposes by giving notice thereof as provided in this subsection
(b).

                (c) To be entitled to vote at any meeting of Holders of Notes, a person shall be a Holder of an Outstanding Note or a person appointed by an instrument in writing as proxy for such a Holder.

                (d) The persons entitled to vote a majority in aggregate principal amount of the Outstanding Notes shall constitute a quorum. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of the Holders of Notes, be dissolved. In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 10(b) hereof, except that such notice need be given only once not less than five days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage of the principal amount of the Outstanding Notes which shall constitute a quorum.

                Subject to the foregoing, at the reconvening of any meeting adjourned for a lack of a quorum, the persons entitled to vote 25% in principal amount of the Outstanding Notes shall constitute a quorum for the taking of any action set forth in the notice of the original meeting. Any meeting of Holders of Notes at which a quorum is present may be adjourned from time to time by vote of a majority in principal amount of the Outstanding Notes represented at the meeting, and the meeting may be held as so adjourned without further notice. At a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid, any resolution and all matters shall be effectively passed or decided if passed or decided by the persons entitled to vote a majority in principal amount of the Outstanding Notes represented and voting.

                (e) INTELSAT may make such reasonable regulations as it may deem advisable for any meeting of Holders of Notes in regard to proof of the holding of Notes and of the appointment of proxies and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate. INTELSAT or the Holders calling the meeting, as the case may be, shall, by an instrument in writing, appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by vote of the persons entitled to vote a majority in principal amount of the Outstanding Notes represented and voting at the meeting. The chairman of the meeting shall have no right to vote, except as a Holder of Notes or a proxy. A record, at least in duplicate, of the proceedings of each meeting of Holders of Notes shall be prepared, and one such copy shall be delivered to INTELSAT and another to the Fiscal Agent to be preserved by the Fiscal Agent.

                11. All notices hereunder shall be deemed to have been given when deposited in the mails as first-class mail, registered or certified mail, return receipt requested, postage prepaid, or, if electronically communicated, then when delivered, or when hand delivered, addressed to either party hereto as follows:

INTELSAT . . . . . . . . . . .           International Telecommunications
                                         Satellite Organization
                                         3400 International Drive, N.W.
                                         Washington, D.C. 20008-3098, U.S.A.
                                         Attention: Vice President & Chief
                                                    Financial Officer
                                         Facsimile No.: (202) 944-7860

Fiscal Agent . . . . . . . . . .         Bankers Trust Company
                                         1 Appold Street, Broadgate
                                         London EC2A 2HE, England
                                         Attention: Corporate Trust
                                         and Agency Group
                                         Facsimile No.: 011-4471-982-2271

or at any other address of which either of the foregoing shall have notified the other in writing. All notices to Holders of Notes shall be given in the manner provided in Paragraph 6(e) of the definitive Notes.

                12. This Agreement and the terms and conditions of the Notes and coupons may be modified or amended by INTELSAT and the Fiscal Agent, without the consent of the Holder of any Note or coupon, for the purpose of (a) adding to the covenants of INTELSAT for the benefit of the Holders of Notes or coupons, or (b) surrendering any right or power conferred upon INTELSAT, or (c) securing the Notes pursuant to the requirements of the Notes or otherwise, or (d) permitting the payment of principal, interest and Additional Amounts, if any, in respect of Notes in the United
States, or (e) curing any ambiguity or correcting or supplementing any defective provision contained herein or in the Notes or coupons, or (f) evidencing the succession of another organization or entity to INTELSAT and the assumption by any such successor of the covenants and obligations of INTELSAT herein and in the Notes and coupons as permitted by the Notes, or (g) providing for issuances of further debt securities as contemplated by Section 13, or (h) in any manner which the parties may mutually deem necessary or desirable and which in any such case shall not adversely affect the interests of the Holders of the Notes or the coupons.

                13. INTELSAT may from time to time without the consent of the Holder of any Note or coupon issue further debt securities having the same terms and conditions as the Notes in all respects
(or in all respects except for the first payment of interest thereon) or having such terms as INTELSAT may determine at the time of their issuance, in either case so that any such further debt securities shall be consolidated and form a single series with the outstanding securities of any series (including the Notes). Unless the context requires otherwise, references herein and in the Notes and coupons to the Notes or coupons shall include any other debt securities issued in accordance with this Section that are intended by INTELSAT to form a single series with the Notes. Any further debt securities forming a single series with the outstanding securities of any series (including the Notes) shall be issued pursuant to this Agreement as amended pursuant to Section 12 for the purpose of providing for the issuance of such debt securities.

                14. This Agreement and each of the Notes and coupons shall be governed by and construed in accordance with the laws of the State of New York, U.S.A.

                15. INTELSAT hereby appoints CT Corporation System, 1633 Broadway, New York, New York 10019, as its authorized agent (the
"Authorized Agent") upon which process may be served in any action arising out of or based on this Agreement, the Notes or any coupons which action may be instituted in any New York State or United
States Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., by the Fiscal Agent or the Holder of any Note or coupon and INTELSAT and each such Holder by acceptance of a Note or coupon expressly accepts the exclusive jurisdiction of any such court in respect of any such action. Such appointment shall be irrevocable until two years after the Notes shall have matured and been paid or moneys for the payment thereof shall have been made available unless and until a successor
Authorized Agent shall have been appointed and shall have accepted such appointment. INTELSAT hereby irrevocably waives any immunity to service of process in respect of any such action to which it might otherwise be entitled in any action arising out of or based on this Agreement or the Notes or coupons which may be instituted by the Fiscal Agent or any Holder of a Note or coupon in any State or Federal court in the Borough of Manhattan, The City of New York, the State of New York, U.S.A. Service of process upon the Authorized Agent at the address indicated above, as such address may be changed within the Borough of Manhattan, The City of New
York, the State of New York, U.S.A., by notice given by the Authorized Agent to each party hereto, shall be deemed, in every respect, effective service of process upon INTELSAT. INTELSAT irrevocably waives, to the fullest extent permitted by applicable law, any sovereign or other immunity from jurisdiction or from execution (except that INTELSAT does not waive immunity from execution prior to judgment and any similar defense) to which it might otherwise be entitled in any such action which may be instituted by the Fiscal Agent or any Holder of a Note or coupon in any New York State or United States Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York,
U.S.A.

                16. This Agreement, the Notes and the coupons appertaining thereto will constitute obligations of INTELSAT and not of any Signatory or Party (each as defined in the Agreement Relating to the International Telecommunications Satellite Organization, entered into force on 12 February 1973). No Signatory or Party will waive any immunity to which it may be entitled in any suit on this Agreement or the Notes or coupons, and neither the Fiscal Agent nor Holders of Notes or coupons will have any recourse against any Signatory or Party with respect to any obligations of INTELSAT under this Agreement or the Notes and the coupons appertaining thereto.

                17. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original but all such counterparts shall together constitute but one and the same instrument.


                IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



                                         INTERNATIONAL TELECOMMUNICATIONS
                                         SATELLITE ORGANIZATION

                                             /s/Margarita K. Dilley
                                         By _____________________________
                                            Name:  Margarita K. Dilley
                                            Title: Treasurer


                                         BANKERS TRUST COMPANY
                                         as Fiscal Agent and Principal Paying
                                         Agent

                                             /s/Shiela Ajimal
                                         By _____________________________
                                            Name:  Shiela Ajimal
                                            Title: Authorized Signatory

          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                            U.S. $200,000,000

                           6 5/8% Notes Due 2004

                           TEMPORARY GLOBAL NOTE


                INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION, an international organization established by the Agreement Relating to the International Telecommunications Satellite Organization and the Operating Agreement relating thereto, entered into force on 12 February 1973, for value received, hereby promises to pay to bearer upon presentation and surrender of this Temporary Global
Note the principal sum of Two Hundred Million United States Dollars (U.S. $200,000,000) on 22 March 2004 and to pay interest thereon, from the date hereof, annually in arrears on 22 March in each year, commencing 22 March 1995, at the rate of 6 5/8% per annum, until the principal hereof is paid or made available for payment;
provided, however, that interest on this Temporary Global Note shall be payable only after the issuance of Bearer Notes for which this Temporary Global Note is exchangeable, and only upon presentation and surrender of the interest coupons thereto attached as they severally mature.

                This Temporary Global Note is one of a duly authorized issue of Notes of INTELSAT designated as specified in the title hereof, entitled to the benefits of the Fiscal Agency Agreement, dated as of 22 March 1994, between INTELSAT and Bankers Trust
Company as Fiscal Agent. This Note is a temporary note and is exchangeable in whole or from time to time in part without charge upon request of the Holder hereof for Bearer Notes with coupons attached in denominations of U.S. $10,000 and $100,000 as promptly as practicable following presentation of certification, in the form required by the Fiscal Agency Agreement for such purpose, that the beneficial owner or owners of this Temporary Global Note (or, if such exchange is only for a part of this Temporary Global Note, of such part) are not citizens or residents of the United States, a corporation, partnership or other entity created or organized in or under the laws of the United States or any political subdivision thereof, or an estate or trust the income of which is subject to United States Federal income taxation regardless of its source ("United States Person"). The Bearer Notes are expected to be available 40 days after the Closing Date. Bearer Notes to be delivered in exchange for any part of this Temporary Global Note shall be delivered only outside the United States. Upon any exchange of a part of this Temporary Global Note for Bearer Notes, the portion of the principal amount hereof so exchanged shall be endorsed by the Fiscal Agent on the Schedule hereto, and the principal amount hereof shall be reduced for all purposes by the amount so exchanged.

                Until exchanged in full for Bearer Notes, this Temporary Global Note shall in all respects be entitled to the same benefits and subject to the same terms and conditions as those of the definitive Notes and those contained in the Fiscal Agency Agreement (including the forms of Notes attached thereto), except that neither the Holder hereof nor the beneficial owners of this Temporary Global Note shall be entitled to receive payment of interest hereon.

                This Temporary Global Note shall be governed by and construed in accordance with the laws of the State of New York, U.S.A.

                All terms used in this Temporary Global Note which are defined in the Fiscal Agency Agreement or the definitive Notes shall have the meanings assigned to them therein.

                Unless the certificate of authentication hereon has been executed by the Fiscal Agent by the manual signature of one of its duly authorized officers, this Temporary Global Note shall not be valid or obligatory for any purpose.

                This Temporary Global Note constitutes an obligation of INTELSAT and not of any Signatory or Party (each as defined in the INTELSAT Agreement). No Signatory or Party will waive any immunity to which it may be entitled in any suit on this Temporary Global
Note, and Holders of this Temporary Global Note will have no recourse against any Signatory or Party with respect to any obligations of INTELSAT under this Temporary Global Note.

                IN WITNESS WHEREOF, INTELSAT has caused this Temporary Global Note to be duly executed and its seal to be hereunto affixed and attested.

Dated as of 22 March 1994


                                         INTERNATIONAL TELECOMMUNICATIONS
                                           SATELLITE ORGANIZATION



                                         By______________________________

Attest:


_____________________

                This is the Temporary Global Note referred to in the within-mentioned Fiscal Agency Agreement.



                                                 BANKERS TRUST COMPANY
                                                         as Fiscal Agent


                                                 By_________________________
                                                        Authorized Signatory

                               SCHEDULE OF EXCHANGES

                                     Remaining
                                     principal
             Principal amount          amount           Notation
Date          exchanged for          following       made on behalf
Made      definitive Bearer Notes  such exchange   of the Fiscal Agent
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________
____      _______________________  _____________   ___________________

                                  EXHIBIT B

                            [FORM OF BEARER NOTES]

                                [Form of Face]




        ANY UNITED STATES PERSON WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO LIMITATIONS UNDER THE UNITED STATES INCOME TAX
        LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE INTERNAL REVENUE CODE.


          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION

                              6 5/8% Notes Due 2004


No. B-_________                                           U.S.$[10,000]
                                                              [100,000]


                INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION ("INTELSAT"), an international organization established by the Agreement Relating to the International Telecommunications
Satellite Organization and the Operating Agreement relating thereto, entered into force on 12 February 1973, for value received, hereby promises to pay to bearer upon presentation and surrender of this Note the principal sum of [10,000][100,000]
United States dollars on 22 March 2004 and to pay interest thereon, from the date hereof, annually in arrears on 22 March in each year ("Interest Payment Date"), commencing 22 March 1995 at the rate of
6 5/8% per annum (calculated on the basis of a year of twelve 30-day months), until the principal hereof is paid or made available for payment. Such payments shall be made subject to any laws or regulations applicable thereto and to the right of INTELSAT
(limited as provided below) to terminate the appointment of any such paying agency, at the principal office of Bankers Trust
Company in London, United Kingdom or at such other offices or agencies outside the United States (as defined in Paragraph 5 on the reverse hereof) as INTELSAT may designate and notify the Holder
(as defined in Paragraph 2 on the reverse hereof) as provided in Paragraph 6(e) hereof, at the option of the Holder, by United
States dollar check, or (ii) by wire transfer to a United States dollar account maintained by the Holder with a bank located outside the United States. Payments with respect to this Note shall be payable only at an office or agency located outside the United
States and only upon presentation and surrender at such office of this Note in the case of principal or the coupons attached hereto
(the

"coupons") as they severally mature in the case of interest (but not in the case of Additional Amounts payable as defined and provided for in Paragraph 5 on the reverse hereof). No payment with respect to this Note shall be made by transfer to an account in, or by mail to an address in, the United States.
Notwithstanding the foregoing, payment of principal of and interest on Bearer Notes and Additional Amounts, if any, may, at INTELSAT's option, be made at an office designated by INTELSAT in the Borough of Manhattan, The City of New York, the State of New York, U.S.A. if (but only if) the full amount of such payments at all offices and agencies located outside the United States through which payment is to be made in accordance with the terms of the Notes is illegal or effectively precluded by exchange controls or other similar restrictions as determined by INTELSAT. INTELSAT covenants that until this Note has been delivered to the Fiscal Agent for cancellation or monies sufficient to pay the principal of and interest on this Note have been made available for payment and either paid or returned to INTELSAT as provided herein, it will at all times maintain offices or paying agents in London, United Kingdom and, so long as the Notes are listed on the respective stock exchanges, in Hong Kong and Singapore for the payment of the principal of and interest on the Notes as herein provided.

                Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, including but not limited to the provisions for redemption of the Notes, which further provisions shall for all purposes have the same effect as though fully set forth at this place.

                Unless the certificate of authentication hereon has been executed by the Fiscal Agent by the manual signature of one of its authorized officers, neither this Note nor any coupon appertaining hereto shall be valid or obligatory for any purpose.

                IN WITNESS WHEREOF, INTELSAT has caused this Note to be duly executed and its seal to be hereunto affixed and attested and duly executed coupons to be annexed hereto.

Dated as of 22 March 1994
                                        INTERNATIONAL TELECOMMUNICATIONS
                                         SATELLITE ORGANIZATION



                                         By______________________________
[Seal]

Attest:

              [FORM OF FISCAL AGENT'S CERTIFICATE OF AUTHENTICATION]

                This is one of the Notes referred to in the within-mentioned Fiscal Agency Agreement.

                             For and on behalf of BANKERS TRUST COMPANY
                                     as Fiscal Agent



                             By _____________________________________________
                                            Authorized Signatory

                           [Form of Reverse]

                1. This Note is one of a duly authorized issue of Notes of INTELSAT in the aggregate principal amount of Two
Hundred Million United States Dollars (U.S.$200,000,000), designated as its 6 5/8% Notes Due 2004 (the "Notes"). INTELSAT, for the benefit of the Holders from time to time of the Notes, has entered into a Fiscal Agency Agreement, dated as of 22 March 1994 (the "Fiscal Agency Agreement"), between INTELSAT and
Bankers Trust Company, as Fiscal Agent, copies of which Fiscal Agency Agreement are on file and available for inspection at the Principal Office of the Fiscal Agent in London, United Kingdom and the main offices of the paying agencies named on the face of this Note. (Bankers Trust Company and its respective successors as Fiscal Agent are herein collectively called the "Fiscal Agent".)

                As long as any of the Notes shall be outstanding and unpaid, but only up to the time all amounts of principal and interest have been placed at the disposal of the Fiscal Agent, INTELSAT will not cause or permit to be created on any of its property or assets any mortgage, pledge or other lien or charge as security for any bonds, notes or other evidences of indebtedness heretofore or hereafter issued, assumed or guaranteed by INTELSAT for money borrowed (other than purchase money mortgages, sale and leaseback transactions in connection with spacecraft, or other pledges or liens on property purchased by INTELSAT as security for all or part of the purchase price thereof; liens incidental to an investment transaction, but not a borrowing, of INTELSAT; or mechanics', landlords', tax or other statutory liens), unless the Notes shall be secured by such mortgage, pledge or other lien or charge equally and ratably with such other bonds, notes or evidences of indebtedness.

                2. The Notes are issuable in bearer form, with interest coupons attached (the "coupons"), in denominations of U.S. $10,000 and $100,000. As used herein, the term "Holder" when used with respect to any Bearer Note or coupon, means the bearer thereof.

                3. INTELSAT has appointed the main offices of Bankers Trust Luxembourg S.A. in Luxembourg, Bankers Trust Company in
Hong Kong, Credit Suisse in Zurich, Switzerland and DBS Bank in
Singapore as additional agencies where Notes may be surrendered for exchange. INTELSAT reserves the right to vary or terminate the appointment of any agent or to appoint additional or other transfer agents or to approve any change in the office through which any transfer agent acts, provided that there will at all times be a transfer agent in London, United Kingdom.

                All Notes issued upon any exchange of Notes shall be the valid obligations of INTELSAT evidencing the same debt, and entitled to the same benefits, as the Notes surrendered upon such exchange. No service charge shall be made for any exchange, but INTELSAT may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

                Title to Bearer Notes and coupons shall pass by delivery. INTELSAT, the Fiscal Agent, and any paying agent of INTELSAT may deem and treat the bearer of any Bearer Note or coupon as the owner thereof for all purposes, whether or not such Note or coupon shall be overdue.

                For purposes of the provisions of this Note and the Fiscal Agency Agreement, any Note authenticated and delivered pursuant to the Fiscal Agency Agreement shall, as of any date of determination, be deemed to be "Outstanding", except:

                       (i) Notes theretofore cancelled by the Fiscal Agent or delivered to the Fiscal Agent for cancellation and not reissued by the Fiscal Agent;

                      (ii)  Notes which have been surrendered for
        redemption in accordance with Paragraph 6 hereof or which have become due and payable at maturity or otherwise and with respect to which monies sufficient to pay the principal thereof and interest thereon shall have been made available to the Fiscal Agent; or

                     (iii) Notes in lieu of or in substitution for which other Notes shall have been authenticated and delivered pursuant to the Fiscal Agency Agreement;

provided, however, that in determining whether the Holders of the requisite principal amount of Outstanding Notes are present at a meeting of Holders of Notes for quorum purposes or have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Notes owned by INTELSAT shall be disregarded and deemed not to be Outstanding.

                4. (a) INTELSAT shall pay to the Fiscal Agent at its Principal Office in London, United Kingdom, in accordance with the terms of the Fiscal Agency Agreement on each Interest Payment Date, any redemption date and the maturity date of the Notes, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, amounts sufficient (with any amounts then held by the Fiscal Agent and available for the purpose) to pay the interest on, the redemption price of and accrued interest (if the redemption date is not an Interest Payment Date) on, and the principal of, the Notes due and payable on such an Interest
Payment Date, redemption date or maturity date, as the case may be.

                The Fiscal Agent shall apply the amounts so paid to it to the payment of such interest, redemption price and principal in accordance with the terms of the Notes. Any monies paid by INTELSAT to the Fiscal Agent for the payment of the principal of and interest on any Notes and remaining unclaimed at the end of two years after such principal or interest shall have become due and payable (whether at maturity, upon call for redemption or otherwise) shall then be repaid to INTELSAT upon its written request, and upon such repayment all liability of the Fiscal
Agent with respect thereto shall thereupon cease, without, however, limiting in any way any obligation INTELSAT may have to pay the principal of and interest on this Note as the same shall become due.

                (b) In any case where the date for the payment of the principal of or interest on any Note or the date fixed for redemption of any Note shall be at any place of payment a day on which banking institutions are authorized or obligated by law or executive order to close, or are not carrying out transactions in United States dollars in The City of New York, the State of New
York, U.S.A., or the city of the paying agent to which the Note or coupon is surrendered for payment, then payment of principal or interest need not be made on such date at such place but may be made on the next succeeding day at such place of payment which is not a day on which banking institutions are authorized or obligated by law or executive order to close, or which is a day on which banking institutions are carrying out transactions in United States dollars in The City of New York, the State of New
York, U.S.A., or the city of the paying agent to which the Note or coupon is surrendered for payment, with the same force and effect as if made on the date for the payment of the principal or interest or the date fixed for redemption, and no interest shall accrue for the period after such date.

                5. (a) INTELSAT will pay to the Holder of this Note or any coupon appertaining hereto who is a United States Alien
(as defined below) such Additional Amounts as may be necessary in order that every net payment of the principal of, and interest on, this Note, after withholding for or on account of any present or future tax, assessment or governmental charge imposed upon, or as a result of, such payment by the United States (or any political subdivision or taxing authority thereof or therein), will not be less than the amount provided for in this Note or in such coupon to be then due and payable; provided, however, that the foregoing obligation to pay Additional Amounts shall not apply to any one or more of the following:

                       (i) any tax, assessment or other governmental charge which would not have been so imposed but for (A) the existence of any present or former connection between such Holder (or between a fiduciary, settlor, or beneficiary of, or a possessor of a power over, such Holder, if such Holder is an estate or trust, or a member or shareholder of such holder, if such Holder is a partnership or corporation) and the United States, including, without limitation, such Holder (or such fiduciary, settlor, beneficiary, possessor, member or shareholder) being or having been a citizen, resident or treated as a resident thereof or being or having been engaged in a trade or business or present therein or having or having had a permanent establishment therein or
        (B) such Holder's present or former status as a personal holding company, controlled foreign corporation, foreign personal holding company or passive foreign investment company with respect to the United States or as a corporation which accumulates earnings to avoid United
        States federal income tax, all under existing United States Federal income tax law or successor provisions;

                      (ii) any tax, assessment or other governmental charge which would not have been so imposed but for the presentation by the Holder of this Note or any coupon appertaining hereto for payment on a date more than 10 calendar days after the date on which such payment became due and payable or the date on which payment thereof is duly provided for and notice thereof is given to Holders, whichever occurs later;

                     (iii) any estate, inheritance, gift, sales, transfer, personal property tax or any similar tax, assessment or other governmental charge;

                      (iv) any tax, assessment or other governmental charge which is payable otherwise than by withholding from payments on or in respect of this Note or any coupon appertaining hereto;

                       (v) any tax, assessment or other governmental charge imposed by reason of such Holder's past or present status as the actual or constructive owner of 10 per cent.
        or more of the capital or profits interest of INTELSAT within the meaning of Section 871(h)(3) of the United States Internal Revenue Code of 1986, as amended, and any regulations thereunder;

                      (vi) any tax, assessment or other governmental charge imposed because a Holder of a Note is a bank that receives interest on such Note pursuant to a loan agreement entered into in the ordinary course of its trade or business;

                     (vii) any tax, assessment or other governmental charge imposed as a result of the failure to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connection with the United States of the Holder or beneficial owner of this Note, or any coupon appertaining hereto if such compliance is required by statute or by regulation of the United States as a precondition to relief or exemption from such tax, assessment or other government charge;

                    (viii) any tax, assessment or other governmental charge required to be withheld by any paying agent from any payment on this Note or any coupon appertaining hereto if such payment can be made without such withholding by at least one other paying agent; or

                      (ix) any combination of items (i) through (viii) above;

nor will Additional Amounts be paid with respect to any payment of principal or interest on this Note or any coupon appertaining hereto to a Holder who is a fiduciary or partnership or other than the sole beneficial owner of this Note or any coupon appertaining hereto to the extent a beneficiary or settlor with respect to the fiduciary or a member of the partnership or the beneficial owner would not have been entitled to payment of the Additional Amounts had such beneficiary, settlor, member or beneficial owner been the Holder of this Note or any coupon appertaining hereto.

                The term "United States Alien" means any person who, for United States federal income tax purposes, is a foreign corporation, a nonresident alien individual, a nonresident fiduciary of a foreign estate or trust, or a foreign partnership, one or more of the members of which is, for United States federal income tax purposes, a foreign corporation, a nonresident alien individual or a nonresident fiduciary of a foreign estate or trust. The term "United States" means the United States of America (including the States and the District of Columbia), its territories, its possessions and other areas subject to its jurisdiction.

                (b) Except as specifically provided in this Note and in the Fiscal Agency Agreement, INTELSAT shall not be required to make any payment with respect to any tax, assessment or other governmental charge imposed by any government or any political subdivision or taxing authority thereof or therein. Whenever in this Note there is a reference, in any context, to the payment of the principal of or interest on, or in respect of, any Note or any coupon, such mention shall be deemed to include mention of the payment of Additional Amounts provided for in this Paragraph to the extent that, in such context, Additional Amounts are, were or would be payable in respect thereof pursuant to the provisions of this Paragraph and express mention of the payment of Additional Amounts (if applicable) in any provisions hereof shall not be construed as excluding Additional Amounts in those provisions hereof where such express mention is not made.

                6. (a) The Notes are subject to redemption at the option of INTELSAT, as a whole but not in part, at any time at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption (except if the redemption date is an Interest Payment Date) under the circumstances described in the next three Paragraphs.

                (b) The Notes may be redeemed, as a whole but not in part, at the option of INTELSAT, upon not more than 60 days' nor less than 30 days' prior notice in the manner provided in clause
(e) of this Paragraph 6 at a redemption price equal to the principal amount thereof together with accrued and unpaid interest to the date fixed for redemption, if (x) INTELSAT determines that, without regard to any immunities that may be available to it, (1) as a result of any change in or amendment to the laws (or any regulations or rulings promulgated thereunder) of the United States or of any political subdivision or taxing authority thereof or therein affecting taxation, or any change in official position regarding application or interpretation of such laws, regulations or rulings (including a holding by a court of competent jurisdiction in the United States), which change or amendment is announced or becomes effective on or after 22 March 1994, INTELSAT has or will become obligated to pay Additional
Amounts (as provided in Paragraph 5(a) hereof) or (2) on or after 22 March 1994, any action has been taken by any taxing authority of, or any decision has been rendered by a court of competent jurisdiction in, the United States or any political subdivision or taxing authority thereof or therein, including any of those actions specified in (1) above, whether or not such action was taken or decision was rendered with respect to INTELSAT, or any change, amendment, application or interpretation shall be officially proposed, which, in any such case, in the written opinion to INTELSAT of independent legal counsel of recognized standing, will result in a material probability that INTELSAT will become obligated to pay Additional Amounts with respect to the Notes, and (y) in any such case INTELSAT, in its business judgment, determines that such obligation cannot be avoided by the use of reasonable measures available to INTELSAT (provided that INTELSAT shall not be required to assert any immunities that may be available to it); provided, however, that (i) no such notice of redemption shall be given earlier than 90 days prior to the earliest date on which INTELSAT would but for such redemption be obligated to pay
Additional Amounts and (ii) at the time such notice of redemption is given, such obligation to pay Additional Amounts remains in effect. Prior to the publication of notice of redemption pursuant to this Paragraph 6(b), INTELSAT shall deliver to the Fiscal Agent a certificate of INTELSAT stating the date of redemption and that INTELSAT is entitled to effect such redemption and setting forth in reasonable detail a statement of facts showing that the conditions precedent to the right of INTELSAT to so redeem the Notes have occurred.

                (c) In addition, if INTELSAT shall determine that any payment made outside the United States by INTELSAT or any paying agent of principal or interest due in respect of any Bearer Note or coupon would, under any present or future laws or regulations of the United States and without regard to any immunities that may be available to INTELSAT, be subject to any certification, information or other reporting requirement of any kind, the effect of which requirement is the disclosure to INTELSAT, any paying agent or any governmental authority of the nationality, residence or identity (as distinguished from, for example, status as a United States Alien) of a beneficial owner of such Note or coupon who is a United States Alien (other than such a requirement (i) which would not be applicable to a payment made by INTELSAT or any paying agent (A) directly to the beneficial owner, or (B) to a custodian, nominee or other agent of the beneficial owner, or (ii) which can be satisfied by such custodian, nominee or other agent certifying to the effect that such beneficial owner is a United States Alien, provided that in each case referred to in clauses (i)(B) and (ii), payment by such custodian, nominee or agent to such beneficial owner is not otherwise subject to any such requirement or (iii) would not be applicable to a payment made by at least one other paying agent of INTELSAT), INTELSAT, at its election, shall either (x) redeem the Bearer Notes, as a whole but not in part, at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption or
(y) if the conditions set forth in Paragraph 6(d) hereof are satisfied, pay the additional amounts specified in such Paragraph. INTELSAT shall make such determination and election as soon as practicable and give prompt notice thereof (the
"Determination Notice") in the manner provided in clause (e) of this Paragraph 6, stating the effective date of such certification, information or other reporting requirement, whether INTELSAT has elected to redeem the Bearer Notes or to pay the additional amounts specified in Paragraph

6(d) hereof, and (if applicable) the last date by which the redemption of the Bearer Notes must take place, as provided in the next succeeding sentence. If INTELSAT elects to redeem the Bearer Notes, such redemption shall take place on such date, not later than one year after the publication of the Determination Notice, as INTELSAT shall elect by notice to the Fiscal Agent given not less than 45 nor more than 75 days before the date fixed for redemption. Notice of such redemption of the Bearer Notes will be given to the Holders of the Bearer Notes not less than 30 nor more than 60 days prior to the date fixed for redemption. Notwithstanding the foregoing, INTELSAT shall not so redeem the Bearer Notes if INTELSAT shall subsequently determine, not less than 30 days prior to the date fixed for redemption, that subsequent payments would not be subject to any such requirement, in which case INTELSAT shall give prompt notice of such determination in the manner provided in clause (e) of this Paragraph 6 and any earlier redemption notice shall be revoked and of no further effect.

                (d) If and so long as the certification, information or other reporting requirements referred to in Paragraph 6(c) would be fully satisfied by payment of a withholding tax, backup withholding tax or similar charge, INTELSAT may elect to pay, without regard to any immunities that may be available to it, such additional amounts (regardless of clause (vii) in Paragraph
5(a)) as may be necessary so that every net payment made outside the United States following the effective date of such requirements by INTELSAT or any paying agent of principal or interest due in respect of any Bearer Note or any coupon the beneficial owner of which is a United States Alien (but without any requirement that the nationality, residence or identity of such beneficial owner be disclosed to INTELSAT, any paying agent or any governmental authority), after deduction or withholding for or on account of such withholding tax, backup withholding tax or similar charge (other than a withholding tax, backup withholding tax or similar charge that (i) is the result of a certification, information or other reporting requirement described in the second parenthetical clause of the first sentence of Paragraph 6(c), (ii) is imposed as a result of the fact that INTELSAT or any of its paying agents have actual knowledge that the beneficial owner of such Bearer Note or coupon is within the category of persons described in Clauses (i) or (v) of Paragraph 5(a), or (iii) is imposed as a result of presentation of such Bearer Note or coupon for payment more than 10 calendar days after the date on which such payment becomes due and payable or on which payment thereof is duly provided for and notice thereof is given to Holders, whichever occurs later), will not be less than the amount provided for in such Bearer Note or coupon to be then due and payable. In the event INTELSAT elects to pay such additional amounts, INTELSAT will have the right, at its sole option, at any time, to redeem the Bearer Notes as a whole, but not in part, at a redemption price equal to the principal amount thereof, together with accrued and unpaid interest to the date fixed for redemption. If INTELSAT has made the determination described in Paragraph 6(c) with respect to certification, information or other reporting requirements applicable only to interest and subsequently makes a determination in the manner and of the nature referred to in such Paragraph 6(c) with respect to such requirements applicable to principal, INTELSAT will redeem the Bearer Notes in the manner and on the terms described in Paragraph 6(c) unless INTELSAT elects to have the provisions of this Paragraph apply rather than the provisions of

Paragraph 6(c). If in such circumstances the Bearer Notes are to be redeemed, INTELSAT shall have no obligation to pay additional amounts pursuant to this Paragraph with respect to principal or interest accrued and unpaid after the date of the notice of such determination indicating such redemption, but will be obligated to pay such additional amounts with respect to interest accrued and unpaid to the date of such determination. If INTELSAT elects to pay additional amounts pursuant to this Paragraph and the condition specified in the first sentence of this Paragraph should no longer be satisfied, then INTELSAT shall promptly redeem such Bearer Notes.

                (e) The Fiscal Agent shall cause, on behalf of INTELSAT, notices to be given to redeem Bearer Notes to Holders by publication at least once in a leading daily newspaper in the English language of general circulation in South East Asia and, so long as the Notes are listed on the respective stock exchanges and such exchanges shall so require, in a daily newspaper of general circulation in Hong Kong and Singapore or, if publication in either Hong Kong or Singapore is not reasonably practicable, elsewhere in South East Asia. The term "daily newspaper" as used herein shall be deemed to mean a newspaper customarily published on each business day, whether or not it shall be published in Saturday, Sunday or holiday editions. If by reason of the suspension of publication of any newspaper, or by reason of any other cause, it shall be impracticable to give notice to the Holders of Notes in the manner prescribed herein, then such notification in lieu thereof as shall be made by INTELSAT or by the Fiscal Agent on behalf of and at the instruction and expense of INTELSAT shall constitute sufficient provision of such notice, if such notification shall, so far as may be practicable, approximate the terms and conditions of the publication in lieu of which it is given. Neither the failure to give notice nor any defect in any notice given to any particular Holder of a Note shall affect the sufficiency of any notice with respect to other Notes. Such notices will be deemed to have been given on the date of such publication or mailing or, if published in such newspapers on different dates, on the date of the first such publication in South East Asia. Notices to redeem Notes shall be given at least once not more than 60 days nor less than 30 days prior to the date fixed for redemption and shall specify the date fixed for redemption, the redemption price, the place or places of payment, that payment will be made upon presentation and surrender of the Notes to be redeemed, together with all appurtenant coupons, if any, maturing subsequent to the date fixed for redemption, that interest accrued and unpaid to the date fixed for redemption (unless the redemption date is an Interest Payment Date) will be paid as specified in said notice, and that on and after said date interest thereon will cease to accrue. If the redemption is pursuant to Paragraph 6(b) or 6(c) hereof, such notice shall also state that the conditions precedent to such redemption have occurred and state that INTELSAT has elected to redeem all the Notes.

                (f) If notice of redemption has been given in the manner set forth in Paragraph 6(e) hereof, the Notes so to be redeemed shall become due and payable on such redemption date specified in such notice and upon presentation and surrender of the Notes at the place or places specified in such notice, together with all appurtenant coupons, if any, maturing subsequent to the redemption date, the Notes shall be paid and redeemed by INTELSAT at the places and in the manner and currency herein specified and at the redemption price together with accrued and unpaid interest (unless the redemption date is an Interest Payment Date) to the redemption date; provided, however, that interest due on or prior to the redemption date on Bearer Notes shall be payable only upon the presentation and surrender of coupons for such interest (at an office or agency outside the United States except as otherwise provided on the face of the Bearer Note). If any Bearer Note surrendered for redemption shall not be accompanied by all appurtenant coupons maturing after the redemption date, such Note may be paid after deducting from the amount otherwise payable an amount equal to the face amount of all such missing coupons, or the surrender of such missing coupon or coupons may be waived by INTELSAT and the Fiscal Agent if they are furnished with such security or indemnity as they may require to save each of them and each other paying agency of INTELSAT harmless. From and after the redemption date, if monies for the redemption of Notes surrendered for redemption shall have been made available at the Principal Office of the Fiscal Agent for redemption on the redemption date, the Notes surrendered for redemption shall cease to bear interest, the coupons for interest appertaining to Bearer Notes maturing subsequent to the redemption date shall be void
(unless the amount of such coupons shall have been deducted from the redemption price at the time of surrender of the Bearer Note to which such coupons appertained, as aforesaid), and the only right of the Holders of such Notes shall be to receive payment of the redemption price together with accrued and unpaid interest
(unless the redemption date is an Interest Payment Date) to the redemption date as aforesaid. If monies for the redemption of the Notes are not made available for payment until after the redemption date, the Notes surrendered for redemption shall not cease to bear interest until such monies have been so made available.

                (g) Notes redeemed or otherwise acquired by INTELSAT will forthwith be delivered to the Fiscal Agent for cancellation and may not be reissued or resold, except that Bearer Notes delivered to the Fiscal Agent may, at the written request of INTELSAT, be reissued by the Fiscal Agent in replacement of mutilated, lost, stolen or destroyed Notes pursuant to Paragraph
9 hereof.

                7.  In the event of:

                (a) default in the payment of any installment of interest upon any Note for a period of 30 days after the date when due; or

                (b) default in the payment of the principal of any Note when due (whether at maturity or redemption or otherwise); or

                (c) default in the performance or breach of any covenant or warranty contained in the Notes or the Fiscal Agency Agreement (other than as specified in clauses (a) and (b) of this Paragraph 7) for a period of 90 days after the date on which written notice of such failure, requiring INTELSAT to remedy the same and stating that such notice is a "Notice of Default", shall first have been given to INTELSAT and the Fiscal Agent by any Holder of a Note; or

                (d) involuntary acceleration of the maturity of other indebtedness of INTELSAT for money borrowed with a maturity of one year or more in excess of U.S. $50,000,000 which acceleration shall not be rescinded or annulled, or which indebtedness shall not be discharged, within 45 days after notice; or

                (e) INTELSAT is dissolved or the INTELSAT Agreement or the Operating Agreement ceases to be in full force and effect; provided, however, that no default shall occur if INTELSAT's obligations under the Fiscal Agency Agreement and the Notes are assumed by a successor who maintains a business which is substantially similar to that of INTELSAT;

the Holder of this Note may, at such Holder's option, unless such Event of Default has been waived as described in Paragraph 10(b) hereof, declare the principal of this Note and accrued and unpaid interest hereon to be due and payable immediately by written notice to INTELSAT, with a copy to the Fiscal Agent at its Principal Office, and unless all such defaults shall have been cured by INTELSAT prior to receipt of such written notice, the principal of this Note and accrued and unpaid interest hereon shall become and be immediately due and payable.

                8. (a) INTELSAT will conduct and operate its business diligently and in the ordinary manner in compliance with the INTELSAT Agreement and the Operating Agreement, and will use all reasonable efforts to maintain in full force and effect its existing international registration of orbital locations and frequency spectrum for the operation of its global commercial telecommunications satellite system; provided, however, that INTELSAT shall not be prevented from making any change with respect to its manner of conducting or operating its business or with respect to such registration if such change, in the judgment of INTELSAT, is desirable and does not materially impair
INTELSAT's ability to perform its obligations under the Notes.

                (b) INTELSAT will cause all properties used or useful in the conduct of its business to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of INTELSAT may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times (except for ordinary wear and tear and deterioration); provided, however, that INTELSAT shall not be prevented from discontinuing the operation or maintenance of any of such properties if such discontinuance, in the judgment of INTELSAT, is desirable in the conduct of its business and does not materially impair INTELSAT's ability to perform its obligations under the Notes.

                9. If any mutilated Note or a Note with a mutilated coupon appertaining to it is surrendered to the Fiscal Agent, INTELSAT shall execute, and the Fiscal Agent shall authenticate
(or arrange for authentication on its behalf) and deliver in exchange therefor, a new Note of like tenor and principal amount, bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to the surrendered Note.

                If there be delivered to INTELSAT and the Fiscal Agent
(i) evidence to their satisfaction of the destruction, loss or theft of any Note or coupon, and (ii) such security or indemnity as may be required by them to save each of them and any agent of each of them harmless, then, in the absence of notice to INTELSAT or the Fiscal Agent that such Note or coupon has been acquired by a bona fide purchaser, INTELSAT shall execute, and upon its request the Fiscal Agent shall authenticate (or arrange for authentication on its behalf) and deliver in lieu of any such destroyed, lost or stolen Note or in exchange for the Note to which such coupon appertains (with all appurtenant coupons not destroyed, lost or stolen), a new Note of like tenor and principal amount and bearing a number not contemporaneously outstanding, with coupons corresponding to the coupons, if any, appertaining to such destroyed, lost or stolen Note or to the Note to which such destroyed, lost or stolen coupon appertains.

                Upon the issuance of any new Note under this Paragraph, INTELSAT may require the payment by the Holder of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and the expenses of the Fiscal Agent and INTELSAT) connected therewith.

                Every new Note with its coupons, if any, issued pursuant to this Paragraph in lieu of any destroyed, lost or stolen Note, or in exchange for a Note to which a destroyed, lost or stolen coupon appertains, shall constitute an original additional contractual obligation of INTELSAT, whether or not the destroyed, lost or stolen Note and its coupons, if any, or the destroyed, lost or stolen coupon shall be at any time enforceable by anyone.

                Any new Note delivered pursuant to this Paragraph shall be so dated, or have attached thereto such coupons, that neither gain nor loss in interest shall result from such exchange.

                The provisions of this Paragraph 9 are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes or coupons.

                10. (a) The Fiscal Agency Agreement and the terms and conditions of the Notes may be modified or amended by INTELSAT and the Fiscal Agent, without the consent of the Holder of any Note or coupon, in any manner which does not adversely affect the interests of the Holders, to provide for issuances of further debt securities as contemplated by Paragraph 11 hereof and by the Fiscal Agency Agreement, and to cure any ambiguity or to cure, correct or supplement any defective provision contained herein or in any coupon appertaining hereto or in the Fiscal Agency
Agreement, or in certain other circumstances as described in the Fiscal Agency Agreement, to all of which each Holder of any Note or coupon shall, by acceptance thereof, consent.

                (b) The Fiscal Agency Agreement and the terms and conditions of the Notes may also be modified or amended by INTELSAT and the Fiscal Agent, and future compliance therewith or past default by INTELSAT may be waived, either with the consent of the Holders of not less than a majority in aggregate principal amount of the Notes at the time Outstanding or by the adoption of a resolution at a meeting of Holders duly convened and held in accordance with the provisions of the Fiscal Agency Agreement at which a quorum (as defined below) is present by at least a majority in aggregate principle amount of Notes represented at such meeting; provided, however, that no such modification, amendment or waiver may, without the written consent or affirmative vote of the Holder of each Note affected thereby:

                       (i) change the stated maturity of the principal of or any installment of interest on any such Note, or

                      (ii) reduce the principal amount thereof or the rate of interest on any such Note, or

                     (iii) change the obligation of INTELSAT to pay Additional Amounts, or

                      (iv) change the coin or currency in which any such Note or the interest thereon is payable, or

                       (v) modify the obligation of INTELSAT to maintain offices or agencies outside the United States, or

                      (vi) reduce the percentage in principal amount of the Outstanding Notes necessary to modify or amend the Fiscal
        Agency Agreement or the terms and conditions of the Notes or the coupons, or to waive any future compliance or past default, or

                     (vii) reduce the requirements for voting for the adoption of a resolution or the quorum required at any meeting of Holders of Notes at which a resolution is adopted.

                The quorum at any meeting called to adopt a resolution will be a majority in aggregate principal amount of Notes
Outstanding, except that at any meeting which is reconvened for lack of a quorum, the Holders entitled to vote 25 per cent. in aggregate principle amount of Notes Outstanding shall constitute a quorum for the taking of any action set forth in the notice of the original meeting.

                It shall not be necessary for the Holders of Notes to approve the particular form of any proposed amendment, but it shall be sufficient if they approve the substance thereof.

                (c) Any modifications, amendments or waivers to the Fiscal Agency Agreement or to the terms and conditions of the Notes in accordance with the foregoing provisions will be conclusive and binding on all Holders of Notes, whether or not they have given such consent, and on all Holders of coupons, whether or not notation of such modifications, amendments or waivers is made upon the Notes or coupons, and on all future
Holders of Notes and coupons.

                (d) Promptly after the execution of any amendment to the Fiscal Agency Agreement or the effectiveness of any modification or amendment of the terms and conditions of the Notes, notice of such modification or amendment shall be given by INTELSAT or by the Fiscal Agent on behalf of and at the expense of INTELSAT, to Holders of the Notes in the manner provided in Paragraph 6(e) hereof. The failure to give such notice on a timely basis shall not invalidate such modification or amendment, but INTELSAT shall cause the Fiscal Agent to give such notice as soon as practicable upon discovering such failure or upon any impediment to the giving of such notice being overcome.

                11. INTELSAT may from time to time, without the consent of the Holder of any Note or coupon, issue further debt securities having the same terms and conditions as the Notes in all respects (or in all respects except for the first payment of interest thereon) or having such terms as INTELSAT may determine at the time of their issuance, in either case so that any such further debt securities shall be consolidated and form a single series with outstanding securities of any series (including the Notes). Unless the context requires otherwise, references in the Notes and coupons and in the Fiscal Agency Agreement to the Notes or coupons shall include any other debt securities issued in accordance with the Fiscal Agency Agreement that are intended by INTELSAT to form a single series with the Notes. Any further debt securities forming a single series with the outstanding securities of any series (including the Notes) shall be issued pursuant to the Fiscal Agency Agreement as amended for the purpose of providing for the issuance of such debt securities.

                12. Subject to the authentication of this Note by the Fiscal Agent, INTELSAT hereby certifies and declares that all acts, conditions and things required to be done and performed and to have happened precedent to the creation and issuance of the Notes and any coupons, and to constitute the same the valid obligations of INTELSAT, have been done and performed and have happened in due compliance with all applicable laws.

                13. INTELSAT hereby appoints CT Corporation System, 1633 Broadway, New York, New York 10019, as its authorized agent
("Authorized Agent") upon which process may be served in any action arising out of or based on the Notes or any coupons which action may be instituted in any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A., by the Holder of any
Note or coupon, and INTELSAT and each Holder by acceptance hereof expressly accepts the exclusive jurisdiction of any such court in respect of any such action. Such appointment shall be irrevocable until two years after the Notes shall have matured and been paid or moneys for the payment thereof shall have been made available unless and until a successor Authorized Agent shall have been appointed and shall have accepted such appointment. INTELSAT hereby irrevocably waives any immunity to service of process in respect of any such action to which it might otherwise be entitled in any action arising out of or based upon the Notes or coupons which may be instituted by any Holder of a Note or coupon in any State or Federal court in the Borough of Manhattan, The City of New York, the State of New York, U.S.A.
Service of process upon the Authorized Agent at the address indicated above, as such address may be changed within the Borough of Manhattan, The City of New York, the State of New
York, U.S.A., by notice given by the Authorized Agent to each party hereto, shall be deemed, in every respect, effective service of process upon INTELSAT. INTELSAT irrevocably waives, to the fullest extent permitted by applicable law, any sovereign or other immunity from jurisdiction or from execution (except that INTELSAT does not waive immunity from execution prior to judgment and any similar defense) to which it might otherwise be entitled in any such action which may be instituted by any Holder of a Note or coupon in any New York State or United States
Federal court sitting in the Borough of Manhattan, The City of New York, the State of New York, U.S.A.

                14. The Notes and coupons will constitute an obligation of INTELSAT and not of any Signatory or Party (each as defined in the INTELSAT Agreement). No Signatory or Party will waive any immunity to which it may be entitled in any suit on the Notes or coupons, and Holders of Notes or coupons will have no recourse against any Signatory or Party with respect to any obligations of INTELSAT under the Notes or coupons.

                              [Form of coupon]

                              [Face of coupon]

                ANY UNITED STATES PERSON WHO HOLDS THIS OBLIGATION WILL BE SUBJECT TO LIMITATIONS UNDER THE UNITED STATES INCOME TAX LAWS, INCLUDING THE LIMITATIONS PROVIDED IN SECTIONS 165(j) AND 1287(a) OF THE INTERNAL REVENUE CODE.

                                                       [B-][1] ... [10]
                                                U.S.$[662.50] [6625.00]
                                                Due March 22 [1995]....[2004]


           INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION

                               6 5/8 Notes Due 2004



                On the date set forth hereon, INTERNATIONAL
TELECOMMUNICATIONS SATELLITE ORGANIZATION ("INTELSAT") will pay to bearer upon surrender hereof, the amount shown hereon (together with any additional amounts in respect thereof which INTELSAT may be required to pay according to the terms of said
Note) at the paying agencies set out on the reverse hereof or at such other places outside the United States of America (including the States and the District of Columbia), its territories and possessions and other areas subject to its jurisdiction as INTELSAT may determine from time to time, at the option of the Holder, by United States dollar check drawn on a bank in The City of New York, the State of New York, U.S.A. or by transfer to a United States dollar account maintained by the payee with a bank located in a city in Western Europe, being the interest then payable on said Note.

                        INTERNATIONAL TELECOMMUNICATIONS
                        SATELLITE ORGANIZATION



                        By_______________________________________

                              [Reverse of coupon]


Bankers Trust Company
1 Appold Street
Broadgate
London EC2A 2HE
England


Bankers Trust Luxembourg S.A.
14 Boulevard F.D. Roosevelt
L-2450 Luxembourg


Bankers Trust Company
38/F Two Pacific Place
88 Queensway
Hong Kong


Credit Suisse
Paradeplatz 8
8001 Zurich
Switzerland


DBS Bank
24 Raffles Place #81-00
Clifford Centre
Singapore 0104

                                 EXHIBIT C

                 [FORM OF CERTIFICATION TO BE GIVEN TO
                EUROCLEAR OR CEDEL S.A. BY ACCOUNT HOLDER]

                                CERTIFICATE

          INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                            6 5/8% Notes Due 2004

                                (the "Notes")

                This is to certify that as of the date hereof, and except as set forth below, interests in the temporary Global Note representing the above-captioned Notes held by you for our account
(i) are owned by person(s) that are not citizens or residents of the United States, domestic partnerships, domestic corporations or any estate or trust the income of which is subject to United States Federal income taxation regardless of its source ("United States person(s)"), (ii) are owned by United States person(s) that (a) are foreign branches of United States financial institutions (as defined in U.S. Treasury Regulations Section 1.165-12(c)(1)(v) ("financial institutions")) purchasing for their own account or for resale or (b) acquired the Notes through foreign branches of United States financial institutions and who hold the Notes through such United States financial institutions on the date hereof (and in either case (a) or (b), each such United States financial institution hereby agrees, on its own behalf or through its agent, that you may advise INTELSAT or INTELSAT's agent that it will comply with the requirements of Section 165(j)(3)(A), (B) or (C) of the U.S. Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) are owned by a United States or foreign financial institution for purposes of resale during the restricted period (as defined in U.S. Treasury Regulations Section 1.163-5(c)(2)(i)(D)(7)), and in addition if the owner of the Notes is a United States or foreign financial institution described in clause (iii) above (whether or not also described in clause (i) or (ii)) this is to further certify that such financial institution has not acquired the Notes for purposes of resale directly or indirectly to a United States person or to a person within the United States or its possessions.

                As used herein, "United States" means the United States of America (including the States thereof and the District of Columbia); and its "possessions" include Puerto Rico, the U.S.
Virgin Islands, Guam, American Samoa, Wake Island and the Northern Mariana Islands.

                We undertake to advise you promptly by tested telex on or prior to the date on which you intend to submit your certification relating to the Notes held by you for our account in accordance with your Operating Procedures if any applicable statement herein is not correct on such date, and in the absence of any such notification it may be assumed that this certification applies as of such date.

                This certification excepts and does not relate to U.S. $______ of such interest in the above Notes in respect of which we are not able to certify and as to which we understand exchange and delivery of definitive Notes (or, if relevant, exercise of any rights or collection of any interest) cannot be made until we do so certify.

                We understand that this certification is required in connection with certain tax laws or, if applicable, certain securities laws of the United States. In connection therewith, if administrative or legal proceedings are commenced or threatened in connection with which this certification is or would be relevant, we irrevocably authorize you to produce this certification to any interested party in such proceedings.

Dated:  _____________, 199_



By:_______________________________________
   As, or as agent for, the beneficial owner(s)
   of the Notes to which this certificate relates.

                                  EXHIBIT D

                      [FORM OF CERTIFICATION TO BE GIVEN
                        BY THE EUROCLEAR OPERATOR OR
                                  CEDEL S.A.]

                                 CERTIFICATION

        INTERNATIONAL TELECOMMUNICATIONS SATELLITE ORGANIZATION


                             6 5/8% Notes Due 2004
                                 (the "Notes")

                This is to certify that, based solely on certifications we have received in writing, by tested telex or by electronic transmission from member organizations appearing in our records as persons being entitled to a portion of the principal amount set forth below (our "Member Organizations") substantially to the effect set forth in the Fiscal Agency Agreement, as of the date hereof, U.S. $_______ principal amount of the above-captioned Notes
(i) is owned by persons that are not citizens or residents of the United States, domestic partnerships, domestic corporations or any estate or trust the income of which is subject to United States
Federal income taxation regardless of its source ("United States persons"), (ii) is owned by United States persons that are (a) foreign branches of United States financial institutions (as defined in U.S. Treasury Regulations Section 1.165-12(c)(1)(v) ("financial institutions")) purchasing for their own account or for resale or (b) United States persons who acquired the Notes through foreign branches of United States financial institutions and who hold the Notes through such United States financial institutions on the date hereof (and in either case (a) or (b), each such United
States financial institution has agreed, on its own behalf or through its agent, that we may advise INTELSAT or INTELSAT's agent that it will comply with the requirements of Section 165(j)(3)(A),
(B) or (C) of the U.S. Internal Revenue Code of 1986, as amended, and the regulations thereunder), or (iii) is owned by a United
States or foreign financial institution for purposes of resale during the restricted period (as defined in U.S. Treasury
Regulations Section 1.163-5(c)(2)(i)(D)(7)), and to the further effect that United States or foreign financial institutions described in clause (iii) above (whether or not also described in clause (i) or (ii)) have certified that they have not acquired the Notes for purposes of resale directly or indirectly to a United
States person or to a person within the United States or its possessions.

                We further certify (i) that we are not making available herewith for exchange (or, if relevant, exercise of any rights or collection of any interest) any portion of the Temporary Global
Note excepted in such certifications and (ii) that as of the date hereof we have not received any notification from any of our Member Organizations to the effect that the statements made by such Member Organizations with respect to any portion of the part submitted herewith for exchange (or, if relevant, exercise of any rights or collection of any interest) are no longer true and cannot be relied upon as of the date hereof.

                We understand that this certification is required in connection with certain tax laws and, if applicable, certain securities laws of the United States. In connection therewith, if administrative or legal proceedings are commenced or threatened in connection with which this certification is or would be relevant, we irrevocably authorize you to produce this certification to any interested party in such proceedings.

Dated:  __________, 1994

                                        Yours faithfully,
                                        [Morgan Guaranty Trust Company
                                        of New York, Brussels Office as
                                        operator of the Euroclear
                                        System]

                                                or

                                        [Cedel S.A.]


                                         By_______________________

EXHIBIT 11

                                                                EXHIBIT 11

                        COMSAT CORPORATION CONSOLIDATED
                       COMPUTATION OF EARNINGS PER SHARE
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                    (in thousands, except per share amounts)



                                                     1993      1992      1991
                                                  -------   -------   -------
PRIMARY

EARNINGS:
 INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                               $74,044   $42,924   $71,424

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES            1,238         -   (26,607)

 NET INCOME                                       $75,282   $42,924   $44,817

SHARES:
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       39,953    38,759    37,772

 ADD-SHARES ISSUABLE FROM ASSUMED
 EXERCISE OF OPTIONS                                  755       588       297

 WEIGHTED AVERAGE SHARES                           40,708    39,347    38,069

PRIMARY EARNINGS PER SHARE:
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES     $1.82      $1.09    $1.88

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES             0.03         -     (0.70)

 NET INCOME                                         $1.85     $1.09     $1.18


ASSUMING FULL DILUTION

EARNINGS:
 INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                               $74,044   $42,924   $71,424

 ADD-INTEREST EXPENSE (NET OF TAX) APPLICABLE
 TO 7-3/4% CONVERTIBLE DEBENTURES - PORTION
 NOT CAPITALIZED                                        -     1,488     5,413

                                                   74,044    44,412    76,837

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES            1,238         -   (26,607)

 NET INCOME                                       $75,282   $44,412   $50,230

SHARES:
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       39,953    38,759    37,772

 ASSUMED CONVERSION OF 7-3/4% CONVERTIBLE
 DEBENTURES                                             -     1,237     4,501

 ADD-SHARES ISSUABLE FROM ASSUMED EXERCISE
 OF OPTIONS                                           817       767       494

 WEIGHTED AVERAGE SHARES                           40,770    40,763    42,767

FULLY DILUTED EARNINGS PER SHARE:
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES     $1.82      $1.09    $1.80

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES             0.03         -     (0.63)

 NET INCOME                                         $1.85     $1.09     $1.17


EXHIBIT 22

                      SUBSIDIARIES OF THE REGISTRANT

                           AS OF MARCH 31, 1994

Subsidiary                              State of Incorporation
- - - --------------------------------------------------------------
Bethesda Real Property, Inc.                 Delaware

COMSAT Earth Stations, Inc.                  Delaware

COMSAT General Corporation                   Delaware

COMSAT Technology, Inc.                      Delaware

COMSAT General Telematics, Inc.              Delaware

COMSAT International N.V.                    Delaware

COMSAT Investments, Inc.                     Delaware

COMSAT Mobile Investments, Inc.              Delaware

COMSAT Overseas, Inc.                        Delaware

COMSAT Video Enterprises, Inc.               Delaware

COMSAT Denver, Inc.                          Delaware

On Command Video Corporation                 Delaware

CTS America, Inc.                            Delaware

CTS Transnational, Inc.                      Delaware

EXHIBIT 24

                                                        EXHIBIT 24





                       INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in COMSAT Corporation's Registration Statement No. 2-83319 on Form S-8, Registration Statement No. 2-87942 on Form S-8, Registration Statement No. 33-5259 on Form S-8, Registration Statement No. 33-25124 on Form S-8, Registration Statement No. 33-35364 on Form S-8, Registration Statement No. 33-53610 on Form S-8, and Registration Statement No. 33-51661 on Form S-3 of our report dated February 16, 1994, appearing in this Annual Report on Form 10-K of COMSAT Corporation for the year ended December 31, 1993.



Deloitte & Touche
Washington D.C.
March 29, 1994

EXHIBIT 27

                                                           EXHIBIT 27
COMSAT CORPORATION CONSOLIDATED
FINANCIAL DATA SCHEDULE
(in thousands, except per share amounts)

                                                   As of or for the Year
                                                     Ended December 31,
                                             1993          1992          1991
Assets    debit (credit)                ---------     ---------     ---------
   Cash and cash equivalents               $8,794        $3,857        $6,868
   Receivables                            155,381       145,747       118,102
   Allowance for doubtful accounts        (12,034)      (10,189)       (8,743)
   Total current assets                   178,482       165,214       136,148
   Property, plant and equipment        2,144,641     2,011,226     1,818,607
   Accumulated depreciation              (836,474)     (766,279)     (647,013)
   Total assets                         1,652,515     1,542,843     1,369,546

Liabilities and Equity
   Total current liabilities             $277,840      $169,521      $191,110
   Long-term debt                         402,402       486,383       382,764
   Common stock                           281,371       268,334       256,425
   Other stockholders' equity             397,981       352,798       328,561
   Total liabilities and stockholders   1,652,515     1,542,843     1,369,546


Income Statement    revenues (expenses)
   Revenues                             $640,390      $563,615      $522,850
   Cost of services                     (328,727)     (272,351)     (245,187)
   Other operating expenses             (173,565)     (202,759)     (150,190)
   Total operating expenses             (502,292)     (475,110)     (395,377)
   Interest cost                         (45,117)      (46,172)      (46,941)
   Interest capitalized                   22,197        20,481        27,307
   Other income (expense), net             9,307         3,949        (4,766)
   Income before taxes and cumulative
      effect of accounting changes       124,485        66,763       103,073
   Income tax expense                    (50,441)      (23,839)      (31,649)
   Income before cumulative effect
      of accounting changes               74,044        42,924        71,424
   Cumulative effect of accounting
      changes                              1,238             -       (26,607)
   Net income                             75,282        42,924        44,817

   Primary earnings per share:
      Before cumulative effect of
         accounting changes                $1.82         $1.09         $1.88
      Cumulative effect of accounting       0.03             -         (0.70)
         changes
      Net income                            1.85          1.09          1.18

   Fully diluted earnings per share:
      Before cumulative effect of
         accounting changes                $1.82         $1.09         $1.80
      Cumulative effect of accounting       0.03             -         (0.63)
         changes
      Net income                            1.85          1.09          1.17


   Items omitted are not material.

   This schedule contains summary financial information extracted from the statements and notes for the years ended December 31, 1993, 1992 and 19 in its entirety by reference to such financial statements.