Form 10-K/A
period 1993-12-31
COMSAT CORP
filed 1994-04-29
CIK 22698

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-K/A
                             Amendment No. 1

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1993
                       Commission file number 1-4929

                            COMSAT Corporation

          (Exact name of registrant as specified in its charter)

     District of Columbia                          52-0781863
- -------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

     6560 Rock Spring Drive
         Bethesda, MD                                20817
- ---------------------------------------            ---------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (301) 214-3000

     Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of each class                   which registered
     -------------------                ------------------------
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

     Approximately 39% of the Corporation's consolidated revenues in 1993 were derived from COMSAT World Systems services (45% in 1992, 47% in 1991). Approximately 13% of the Corporation's consolidated revenues in 1993 were derived from COMSAT World
Systems services to AT&T. Also in 1993, COMSAT World Systems three largest customers, AT&T, MCI and Sprint, were the source of approximately 34%, 18% and 9% respectively, of COMSAT World Systems revenue.

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

     Under the INTELSAT agreements, the member nations that authorize international satellite systems separate from INTELSAT are required to ensure that such systems are technically compatible with the INTELSAT system and will not cause significant economic harm to the INTELSAT system. During 1990, INTELSAT initiated certain reforms to its process for coordinating with these separate satellite systems, which reforms were superseded in November 1992. Under the streamlined procedures approved in 1992, carriage by separate systems of any amount of traffic or services not interconnected to the public switched network and of up to 1,250 circuits of public switched traffic per satellite is presumed not to cause significant economic harm to the INTELSAT system. In addition, the recommendations approved called for further liberalization of coordination procedures with a view toward eliminating the economic harm test in the 1996-98 timeframe.
For a discussion of separate satellite systems competition to COMSAT
World Systems, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the 1993 Financial Statements.

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

     In COMSAT's 1992 restructuring, the Corporation's video distribution business was transferred to CVE, which allowed CVE to capitalize on certain operational synergies. CVE management's focus was directed to rapidly install upscale hotel properties using the OCV product. This refocus rendered significant property and equipment obsolete which had been purchased for CVE's mid-priced hotel business and this property and equipment was written down in the restructuring charges. For a further discussion of the restructuring, see Note 12 to the 1993 Financial Statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          ANALYSIS OF OPERATIONS

Consolidated Operations

     Consolidated revenues totaled $640 million, an increase of $77 million above record 1992 revenues and $118 million above 1991.
Revenue increases in 1993 resulted from improved operating performance, particularly in COMSAT Mobile Communications, which had higher traffic volumes, and in COMSAT Video Enterprises, where On Command Video product installations grew rapidly. In addition, 1993 revenues rose due to the consolidation of Denver Nuggets results for the full year, versus the six months' revenues included in 1992. Growth in 1992 revenues of $41 million over 1991 was primarily attributable to improved operating performance, particularly in COMSAT Mobile Communications, and the consolidation of results of both On Command Video and the Denver Nuggets beginning in the third quarter of 1992.

     Operating income in 1993 was $138 million, an improvement of $50 million over 1992 ($11 million, excluding restructuring charges) and $11 million better than 1991. Results from operations improved over 1992 based on the strong performance from COMSAT Mobile Communications and on cost benefits resulting from the restructuring in 1992. The Corporation announced a restructuring of its systems integration and video distribution businesses in 1992. This restructuring included a $13 million charge for staff reductions and a $26 million charge for property, equipment and other items. The restructuring formed COMSAT Technology Services and consolidated video entertainment and distribution services within COMSAT Video Enterprises. Some of this improvement was offset by the inclusion of a full year of consolidated losses from the Denver Nuggets. Operating income in 1992 was $39 million below 1991, but excluding the 1992 restructuring charges, operating income was the same in 1992 and 1991.

     Other income improved in 1993 due to proceeds from company-owned life insurance policies, inclusion of profits from equity investments, and the inclusion of the Denver Nuggets losses in other income in the first half of 1992. Improvements in other income in 1992 over 1991 was mainly a result of including only six months of the Denver Nuggets losses in 1992 compared to the full year included in 1991.

     Interest costs in 1993 declined slightly from the levels of the prior two years on lower borrowings and lower interest rates. Interest costs in 1992 were flat compared to 1991 as increased borrowings were offset by lower interest rates. Capitalized interest increased over 1992, but remained below the 1991 level, as plant under-construction balances have continued to increase following the heavy satellite launch schedule in 1990 and 1991.

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

     Net income in 1993 was a record $75 million, a 13% increase over 1992 excluding restructuring charges. Primary earnings per share were $1.85, a 9% increase over 1992, excluding the effects of restructuring. Net income was $43 million in 1992 compared to $45 million in 1991, and primary earnings per share were $1.09 and $1.18, respectively.


Operating Results

International Communications

In millions                         1993      1992      1991
- ------------------------------------------------------------
Revenues                           $ 250     $ 253     $ 245
Operating Income                   $  89     $  89*    $  92

*Includes restructuring charges of $7 million.

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

     CWS revenues in 1993 declined by 3% from 1992 levels and were flat compared to 1991. Revenues for full-time voice circuits declined
11% in 1993 due to the anticipated conversion from analog circuits to more efficient digital service. Additionally, in 1993 CWS entered into new long-term carrier agreements with ATT, MCI and Sprint, its three major international carrier customers, that provide significant rate reductions in exchange for additional service commitments. CWS share of revenues from the INTELSAT system declined as expected with the 1% reduction in the corporation's ownership share in 1993. Revenues from full-time leased television services in 1993 increased over 50% as customers benefitted from implementing highly efficient networks with smaller, less expensive antennas that operate with the high-power INTELSAT-K and INTELSAT VI satellites.

     Growth in 1992 revenues over 1991 resulted from CWS' share of higher INTELSAT system revenues and increased digital circuit growth, offset by digital tariff rate reductions in 1992 and a decrease in analog circuits.

     Operating income for CWS in 1993 declined 5% from 1992 results, before charges for restructuring, and were about the same as 1991 results.
The decrease from 1992 is due to the reduction in revenues.
Operating expenses for CWS in 1993 were below 1992 levels (before restructuring charges) due to cost controls and lower INTELSAT system expenses resulting from the lower ownership share. This was partially offset by higher depreciation expense. CWS 1992 operating income, excluding restructuring charges, grew 5% over 1991. Despite a $7 million increase in depreciation in 1992, operating expenses (before restructuring charges in 1992) increased by only $6 million over 1991.

     CIV has business interests in eight countries in Central America, South America, Eastern Europe and the Commonwealth of Independent States. CIV continues to screen new opportunities carefully as it manages its existing portfolio of operating ventures and investments. Revenues from owned or controlled ventures were consolidated for the first time in 1993, adding 2% to segment revenues. As anticipated, CIV incurred operating losses of $6 million in 1993. Results in 1992 were $2 million better than in 1993, and included a $2 million gain from the sale of a venture in Venezuela. In 1991, results were the same as 1992.

Mobile Communications

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Revenues                                $ 190     $ 158     $ 128
Operating Income                        $  48     $  34*    $  40

*Includes restructuring charges of $3 million.

     COMSAT Mobile Communications (CMC) provides maritime, aeronautical and land mobile communications services. CMC's 1993 revenues and operating income grew in excess of 20% over 1992 levels.

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

     Overall, CMC 1993 revenues grew by slightly better than 20% over 1992. Demand continued to be strong for telephone service, particularly in the land mobile and government market segments, while the fishing and offshore oil segments declined. Telex revenue in 1993 declined from 1992 levels, but this decline was mostly offset by revenue growth from smaller, less expensive Standard-C digital terminals. Aeronautical communication services have continued to develop slowly due to airline industry conditions, with 1993 revenues remaining even with 1992 levels. With several airlines already having committed to install aircraft terminals, it is anticipated that this market will begin to grow in the near future.

      Operating income improved year to year by almost 30% over 1992, excluding 1992 restructuring charges. Operating expenses in 1993 increased 17% as higher satellite use charges associated with higher traffic volumes were only partially offset by a reduced share of Inmarsat system revenues and expenses. Depreciation on new earth station and satellite equipment installed to meet traffic demand increased 1993 expenses by $5 million.

      CMC 1992 revenues grew approximately 24% over 1991, but costs increased 43%, resulting in an earnings decline of $6 million, including 1992 restructuring charges. Capital investment in new satellites and earth stations to accommodate traffic growth and new state-of-the-art services increased depreciation by $9 million in 1992. Additionally, higher satellite use charges due to higher traffic volume as well as increased sales and marketing costs also offset the increased revenues.

Video Enterprises

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Revenues                                $  96     $  78     $  82
Operating Income                        $  10     $  (8)*   $   3

*Includes restructuring charges of $14 million.

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

      Revenues from video programming provided to the hospitality industry grew by almost 34% in 1993 over 1992, as OCV and CVE continued to equip existing and new hotel rooms with on-demand video systems from OCV. A revenue decline in 1993 of almost 11% in CVE's mid-priced hotel market from 1992 was more than offset by a six-fold increase in revenues from OCV 's upscale hotels and from CVE hotels converted to the OCV system during the same period. In 1992, revenues declined from 1991 levels because diminished revenues in the mid-priced hotel market more than offset smaller 1992 OCV revenue gains. During 1993, OCV tripled the number of rooms equipped, and increased the backlog of rooms to be installed by 290%. Demand remains high for this state-of-the-art product.

     Revenue in 1993 from the video distribution services provided to the National Broadcasting Corporation (NBC) remained flat compared to 1992, as did operating income. Revenue and operating income for 1992 for these services improved slightly over 1991.

     Operating income in 1993 improved by 76% over 1992, excluding charges for restructuring. While the CVE hotel business continued to incur modest losses, these were more than offset by operating income from OCV. CVE improved performance over 1992 due to lower costs achieved through the restructuring and to improved performance from rooms converted to the OCV system. Operating income in 1992, excluding charges for restructuring, improved over 1991. This is attributable to increased revenues and margins from video distribution services and decreased video programming revenues being offset somewhat by cost controls. In addition, 1992 operating income includes the consolidation of six months of OCV profits.

Technology Services

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Revenues                                $  88     $  81     $  93
Operating Income (Loss)                 $   1     $ (13)*   $   -

*Includes restructuring charges of $10 million.

     COMSAT Technology Services (CTS) provides turnkey voice, video and data communications networks and products, technology consulting services and applied research services.

     Revenues in 1993 increased by 9% over 1992. Improvements came from new infrastructure programs such as a major VSAT rural telephony program in Guatemala and a television and radio distribution network in Cote d'Ivoire (Ivory Coast), as well as from new consulting programs. The significant decline in this division's 1992 revenues and operating profit as compared to 1991 was due to the failure to win sufficient outside contracts. This prompted an effort to cut costs and to restructure the business to reposition it within markets, particularly international areas, in which it has a competitive advantage.

     Reductions in overhead and refocused marketing efforts which followed the 1992 restructuring have helped make 1993 operating income positive. This represents an improvement of $4 million over 1992 operating losses, before restructuring charges.

Corporate

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Revenues*                               $  30     $  11     $   3
Operating Loss                          $ (10)    $ (13)*   $  (8)

*Revenues exclude elimination of intra-company revenues. The 1992 operating loss includes $4 million of restructuring charges.

     Revenues increased in 1993 due to the Denver Nuggets' improved attendance, ticket sales and sponsor revenues, and a full year of consolidation versus six months in 1992.

     Revenues in 1991 came primarily from office space sub-leased by the corporation at its former headquarters building in Washington. These rents have increased only slightly since 1991.

     Operating losses for all years include costs for proprietary research programs undertaken by COMSAT Laboratories. In 1992, losses for the Denver Nuggets were included for half the year, while in 1993 a full year is reflected. Increases in operating losses of $1 million in 1993 compared to 1992, excluding restructuring charges, were attributable to the full year of consolidated Denver Nugget losses. Increased operating losses in 1992 compared to 1991 were attributable to six months of consolidated Denver Nuggets losses starting in the third quarter of 1992.

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


                        ANALYSIS OF BALANCE SHEETS

Assets

     The corporation ended 1993 with $1,653 million of assets, an increase of $110 million over 1992 and $283 million over 1991.


International Communications

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Assets                                  $ 827     $ 803     $ 765
Property and Equipment Additions        $ 117     $ 121     $ 174

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

Mobile Communications

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Assets                                  $ 404     $ 397     $ 320
Property and Equipment Additions        $  51     $  83     $  90

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


Video Enterprises

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Assets                                  $ 187     $ 122     $ 120
Property and Equipment Additions        $  64     $  18     $   9

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


Technology Services

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Assets                                  $  46     $  49     $  62
Property and Equipment Additions        $   3     $  10     $   7

     Property and equipment additions for 1992 and 1993 were primarily purchases of test equipment for research and development work by COMSAT Laboratories and equipment to support CTS' work in communication systems design, demonstration and installation. Requirements for new capital in 1994 are expected to be minimal.


Corporate

In millions                              1993      1992      1991
- -----------------------------------------------------------------
Assets                                  $ 189     $ 172     $ 102
Property and Equipment Additions        $   4     $   1     $   2

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

Financing Activities

     Quarterly dividends were $.18-1/2 per share in 1993, compared to $.17-1/2 per share in 1992. The corporation received in early 1993
$33 million in proceeds from long-term debt issued by INTELSAT, all of which was used to redeem or repay other debt obligations. INTELSAT intends to issue bonds in the first quarter of 1994. The corporation will record its share of the borrowings as long-term debt of approximately $42 million. INTELSAT will use the proceeds to redeem or repay their short-term debt obligations. The corporation currently anticipates that it will issue additional long-term debt during 1994 which will reduce commercial paper obligations.

Liquidity and Capital Resources

     The corporation's working capital deficit increased by $95 million in 1993 principally due to the current maturity of the remaining $70 million of 9.55% notes due in April 1994. The corporation plans to fund the maturing long-term debt with commercial paper. In addition, amounts due to related parties increased by $23 million. This is primarily attributable to advances from INTELSAT funded by INTELSAT commercial paper. These advances will be reduced as a result of the 1994 INTELSAT bond issue discussed above under Financing Activities.

     The corporation's working capital deficit improved by $51 million in 1992 over 1991. This was mostly due to the redemption of $93 million of 11.625% notes in March 1992, offset by a $48 million increase in commercial paper borrowings outstanding at year end 1992.

     The corporation enjoys access to short- and long-term financing at favorable rates. A $125 million commercial paper program has $43 million of borrowings outstanding at an average interest rate of 3.4%. The corporation will seek to increase this commercial paper program to $200 million in the first quarter of 1994. A $200 million revolving credit agreement with a group of banks is currently not being utilized and extends to 1998. This facility is a back-up to the corporation's commercial paper program.

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

                            COMSAT CORPORATION
                               (Registrant)

Date: March 31, 1994   By /s/ ALLEN E. FLOWER
                          --------------------------------------
                         (Allen E. Flower, Controller
                          and Chief Accounting Officer