Form 10-Q
period 1994-03-31
COMSAT CORP
filed 1994-05-16
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                    For Quarter Ended March 31, 1994
                      Commission File Number 1-4929



                           COMSAT CORPORATION
         (Exact name of Registrant as specified in its charter)


     District of Columbia                         52-0781863
- - -------------------------------               -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

6560 Rock Spring Drive, Bethesda, MD                 20817
- - ----------------------------------------           ---------
(Address of principal executive offices)          (Zip Code)


    Registrant s telephone number, including area code (301) 214-3000



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No


     40,363,294 shares of the Registrant s common stock were outstanding as of March 31, 1994.

PART I.FINANCIAL INFORMATION
Item 1.Interim Financial Statements for the Corporation (Unaudited)


                    COMSAT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENTS
                 (in thousands, except per share amounts)

                                             Three Months Ended March 31,
                                                1994           1993
                                                ----           ----
Revenues                                      $169,529       $166,283
                                              --------       --------
Operating Expenses:
   Cost of Services                             88,436         87,056
   Depreciation and Amortization                39,297         33,546
   Research and Development                      2,635          3,178
   General and Administrative                    5,364          5,248
                                              --------       --------
   Total Operating Expenses                    135,732        129,028
                                              --------       --------
Operating Income                                33,797         37,255

Other Income (Expense), Net                      1,071         (1,170)

Interest Income                                    152            165

Interest Cost                                  (11,751)       (11,951)

Interest Capitalized                             5,740          5,132
                                              --------       --------
Income Before Taxes and Cumulative Effect
   of Accounting change                         29,009         29,431

Income Tax Expense                             (10,716)       (11,118)
                                              --------       --------
Income Before Cumulative Effect
   of Accounting change                         18,293         18,313

Cumulative Effect of Accounting Change for
   Income Taxes                                      -          1,238
                                              --------       --------
Net Income                                     $18,293        $19,551
                                              ========       ========
Earnings Per Share:
   Primary:
       Before Cumulative Effect of Accounting
          Change                                 $0.45          $0.45
       Cumulative Effect of Accounting Change        -           0.03
                                                 -----          -----
       Net Income                                $0.45          $0.48
                                                 =====          =====

   Fully Diluted:
       Before Cumulative Effect of Accounting
          Change                                 $0.45          $0.45
       Cumulative Effect of Accounting Change        -           0.03
                                                 -----          -----
       Net Income                                $0.45          $0.48
                                                 =====          =====

The accompanying notes are an integral part of these financial statements.


                   COMSAT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                March 31,        December 31,
                                                  1994              1993
                                                  ----              ----
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $16,496            $8,794
   Receivables                                    148,411           143,347
   Deferred Income Taxes                            9,073             8,769
   Advances to Related Parties                      2,578                 -
   Other                                           13,935            17,572
                                                ---------         ---------
      Total Current Assets                        190,493           178,482
                                                ---------         ---------
Property and Equipment (Net of accumulated
   depreciation of $859,680 in 1994 and
   $836,474 in 1993)                            1,333,938         1,308,167
Investments                                        31,258            19,493
Goodwill                                           32,621            30,778
Franchise Rights                                   40,600            41,084
Other Assets                                       80,615            74,511
                                                ---------         ---------
   Total Assets                                $1,709,525        $1,652,515
                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long-Term Obligations    $74,679           $74,904
   Commercial Paper                                79,738            43,233
   Accounts Payable and Accrued Liabilities        77,863            97,329
   Due to Related Parties                          19,862            56,601
   Accrued Interest                                11,882             5,231
   Income Taxes Payable                             4,087               542
                                                ---------         ---------
      Total Current Liabilities                   268,111           277,840
                                                ---------         ---------

Long-Term Debt                                    437,649           402,402
Deferred Income Taxes                              87,862            79,990
Deferred Investment Tax Credits                    21,264            22,151
Accrued Postretirement Benefit Costs               50,652            50,014
Other Long-Term Liabilities                       127,472           119,393
                                                ---------         ---------
   Total Liabilities                              993,010           951,790
                                                ---------         ---------
Minority Interest                                  23,213            21,373
                                                ---------         ---------
Stockholders' Equity:
   Common Stock                                   284,502           281,371
   Retained Earnings                              432,650           421,833
   Treasury Stock                                 (12,881)          (13,311)
   Unearned Compensation, Key Employee
     Stock Plans                                   (8,668)           (8,240)
   Minimum Pension Liability                       (2,301)           (2,301)
                                                ---------         ---------
      Total Stockholders' Equity                  693,302           679,352
                                                ---------         ---------
   Total Liabilities and Stockholders' Equity  $1,709,525        $1,652,515
                                               ==========        ==========

The accompanying notes are an integral part of these financial statements.


                    COMSAT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CASH FLOW STATEMENTS
                             (in thousands)

                                               Three Months Ended March 31,
                                                 1994            1993
                                                 ----            ----
Cash Flows from Operating Activities:
   Net Income                                   $18,293         $19,551
   Adjustments for Noncash Expenses:
      Depreciation and Amortization              39,297          33,546
   Changes in Operating Assets and Liabilities:
      Receivables and Other Current Assets        5,063           6,092
      Current Liabilities                       (45,402)         (7,713)
      Non-current Liabilities                    17,029           5,006
   Other                                         (6,108)            384
                                                 ------          ------
   Net Cash Provided by Operating Activities     28,172          56,866
                                                 ------          ------

Cash Flows from Investing Activities:
   Purchase of Property and Equipment           (85,305)        (44,515)
   Decrease in INTELSAT Ownership                 7,024           9,661
   Decrease in Inmarsat Ownership                 3,031           4,686
   Investments in Unconsolidated Businesses     (11,562)         (1,750)
   Purchase of Minority Shares of Subsidiaries   (1,578)              -
   Other                                         (4,275)             94
                                                 ------          ------
   Net Cash Used in Investing Activities        (92,665)        (31,824)
                                                 ------          ------

Cash Flows from Financing Activities:
   Common Stock Issued                            1,959           2,698
   Cash Dividends Paid                           (7,446)         (7,348)
   Proceeds from Issuance of Long-term Debt      40,421          32,747
   Repayment of Long-term Debt                   (1,488)        (30,369)
   Net Short-term Borrowings (Repayments)        36,505         (17,305)
   Other                                          2,244               -
                                                 ------          ------
   Net Cash Provided by (Used for) Financing
     Activities                                  72,195         (19,577)
                                                 ------          ------

Net Increase in Cash and Cash Equivalents         7,702           5,465
Cash and Cash Equivalents, Beginning of Period    8,794           3,857
                                                 ------          ------
Cash and Cash Equivalents, End of Period        $16,496         $ 9,322
                                                 ======          ======

The accompanying notes are an integral part of these financial statements.


                           COMSAT CORPORATION
         Notes to Consolidated Financial Statements (Unaudited)
- - --------------------------------------------------------------------------

1.   Financial Statement Presentation

     These financial statements include the accounts of COMSAT Corporation and its majority owned subsidiaries (the corporation ) and reflect all adjustments that are, in the opinion of management, necessary to fairly present the results of the periods covered. These financial statements should be read in conjunction with the consolidated financial statements of the corporation for the year ended December 31, 1993.

2.   INTELSAT and Inmarsat Share Changes

     The corporation decreased its ownership share of INTELSAT during the first quarter of 1994 from 20.9% at December 31, 1993 to 20.2% as of March 31, 1994. This resulted in decreases in assets of $15.5 million and liabilities of $3.4 million. The corporation received cash proceeds of $7.0 million and has recorded a $5.1 million interest-bearing receivable for the balance due.

     The corporation also decreased its ownership share of Inmarsat during the first quarter of 1994 from 23.0% at December 31, 1993 to 22.4% as of March 31, 1994. The corporation received cash proceeds of $3.0 million, and recorded decreases in assets and liabilities of $6.0 million and $3.0 million, respectively.

3.   Litigation

     As discussed in Note 7 to the corporation s financial statements for the year ended December 31, 1993, the corporation is engaged in an antitrust suit filed by Pan American Satellite
(PanAmSat). In the opinion of management, the complaint against the corporation is without merit, and the ultimate disposition of this matter will not have a material effect on the corporation s financial statements.

     The corporation is defending an intellectual property infringement suit brought by Spectradyne, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries as discussed in Note 7 to the corporation s 1993 financial statements. The corporation believes that these claims are without merit and that the ultimate disposition of this matter will not have a material effect on the corporation s financial statements.

     The corporation is engaged in a program to monitor a toxic solvent spill of limited scope that occurred in California as discussed in Note 6 to the corporation s 1993 financial statements. The corporation believes that it has complied with remediation requirements and that it has sufficient accruals to cover the monitoring costs.

4.   New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, was adopted by the corporation effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase income by $1.2 million ($.03 per share) in the first quarter of 1993.

     SFAS No. 112, Employer s Accounting for Postemployment Benefits, is effective for 1994. This statement requires that the estimated cost of benefits provided to former or inactive employees be accrued over the term of their active service as employees. The effect of this new accounting pronouncement is not material to the corporation, accordingly, no cumulative effect of adopting this statement has been shown in the corporation s financial statements.

     SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is effective for 1994. This statement requires that certain investments in debt or equity securities be carried on the balance sheet at fair value. The effect of adopting this statement is not material to the corporation as of March 31, 1994.

5.   Debt

     In March 1994, INTELSAT issued $200.0 million of 6.625% notes due March 22, 2004. Interest is payable annually in arrears. The corporation has recorded its $40.4 million share of the long-term debt.

     The corporation increased its commercial paper program to $200 million in March 1994. At March 31, 1994, the corporation had $79.7 million in commercial paper borrowings.

6.   Stockholders  Equity

     As discussed in Note 8 to the corporation s 1993 financial statements, on June 1, 1993, the corporation effected a two-for-one stock split on its common stock. All share and per share amounts for the first quarter of 1993 have been restated for the stock split.

7.   Merger Agreement

     In January 1994, the corporation entered into a definitive merger agreement for the acquisition of Radiation Systems, Inc.
(RSi) as discussed in Note 15 to the corporation s 1994 financial statements. Under the merger agreement, RSi will be merged into a wholly owned subsidiary of the corporation, and each share of RSi s common stock will be exchanged for $18.25 in the corporation s common stock, based on the average closing price of the corporation s stock during the 20 trading days ending five trading days before the closing of the transaction. However, in no event will a share of RSi common stock be exchanged for less than 0.638 or more than 0.780 of a share of the corporation s common stock.

     In May 1994, the corporation filed a registration statement on Form S-4 with the Securities and Exchange Commission registering the shares of the corporation s common stock to be issued in connection with the merger. Consummation of the merger is subject to, among other things, the vote of RSi s shareholders at a meeting scheduled for June 3, 1994. If the merger is approved and the other conditions are satisfied, it is expected that the merger will be consummated immediately following the meeting and that RSi s results of operations will be included with the corporation s consolidated results of operations beginning with the second quarter of 1994.
The transaction is expected to be treated as a pooling of interests for accounting purposes.

     The corporation has incurred professional fees and expenses associated with the merger amounting to approximately $1 million. These costs have been deferred on the corporation s balance sheet as of March 31, 1994. All merger costs will be charged to expense when the proposed merger is consummated.

     As discussed in Note 15 to the corporation s 1993 financial statements, two class-action lawsuits have been filed challenging the merger. The parties have stipulated to consolidate the two actions and have agreed that the defendants will have ten days from the date the stipulation is approved by the court to respond to the consolidated complaint. The corporation believes that the lawsuits are without merit and that the ultimate disposition of these matters will not have a material effect on the merger or on the corporation s financial statements.

8.   Subsequent Event

     In April 1994, the corporation used commercial paper borrowings to pay the $70.0 million balance of its 9.55% notes. This amount was classified as a current liability on the December 31, 1993 and March 31, 1994 balance sheets.

Item 2.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994
- - --------------------------------------------------------------------------

ANALYSIS OF OPERATIONS

Consolidated Operations

     Consolidated revenues for the first quarter of 1994 increased $3.2 million over last year s first quarter. The Video Enterprises and Technology Services segments reported significant revenue growth. Other corporate activities reported in Eliminations and Other also had higher revenues. The International Communications and Mobile Communications segments had lower revenues.

     Operating income was $3.5 million less than the first quarter of 1993. Technology Services operating income improved $2.1 million and the operating results for other corporate activities were $3.5 million better than last year s first quarter. Video Enterprises operating results fell $0.1 million. International Communications and Mobile Communications operating results fell $5.9 million and $3.0 million, respectively, resulting in a net decline in consolidated operating income.

     Other income (expense) improved $2.2 million over the first quarter of 1993, primarily attributable to costs incurred to retire $30 million of long-term debt in last year s first quarter.

     Interest costs were slightly less than last year s first quarter. Although borrowings have increased, the corporation has benefitted from lower interest rates this year. Capitalized interest increased $0.6 million due to higher amounts of property under construction primarily for INTELSAT and Inmarsat satellites.

     The income tax provision for the first quarter of 1994 decreased slightly from last year s first quarter. This was primarily attributable to accruals for tax contingencies in last year s first quarter offset somewhat by a higher Federal tax rate this year.

     The corporation adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109) in the first quarter of 1993. SFAS No. 109 requires that deferred tax assets and liabilities be adjusted to reflect current tax rates. The cumulative effect of adopting this standard was to increase income by $1.2 million or three cents per share for the first quarter of 1993.

     Two new accounting standards, SFAS No. 112 and SFAS No. 115, which are effective for 1994, do not have a material impact on the corporation s financial statements.

Segment Operating Results

     As discussed in Note 13 to the corporation s 1993 financial statements, the corporation reports operating results in four segments: International Communications, Mobile Communications, Video Enterprises, and Technology Services.

Results by Segment (in millions):
                                        Three Months Ended
                                            March 31,
                                           1994      1993
     REVENUES                           -------------------
       International Communications     $  63.9    $ 64.9
       Mobile Communications               44.0      50.0
       Video Enterprises                   26.1      21.7
       Technology Services                 24.3      20.1
       Eliminations and Other              11.2       9.6
                                        -------    ------
       Total Revenues                   $ 169.5    $166.3
                                        =======    ======
     OPERATING INCOME (LOSS)
       International Communications     $  22.0    $ 27.9
       Mobile Communications               10.0      13.0
       Video Enterprises(1)                 2.2       2.3
       Technology Services                   .9      (1.2)
       Other(1)                            (1.3)     (4.8)
                                        -------    ------
       Total Operating Income           $  33.8    $ 37.2
                                        =======    ======
________________________
(1) 1993 operating results for Video Enterprises and Other have been restated for a change in the method of allocating division overhead costs.

International Communications

  Revenues were down $1.0 million from the first quarter of 1993 due to a $2.2 million decline in COMSAT World Systems (CWS) revenues and a $1.2 million improvement in COMSAT International Ventures
(CIV) revenues. The decline in CWS revenues was due primarily to the anticipated conversion of analog circuits to more efficient digital service. Also, in the second half of 1993 CWS entered into new long-term carrier agreements with AT&T, MCI and Sprint, its three major international carrier customers, that provide significant rate reductions in exchange for additional service commitments. Increases in revenues from new long-term TV leases and short-term TV leases related to the Winter Olympics partially offset the effects of the circuit conversions and rate reductions. CIV s revenue improvement was due primarily to strong traffic growth.

  Operating income was down $5.9 million from last year s first quarter due to a $5.7 million decrease in operating income for CWS and $0.2 million decrease in operating results for CIV. CWS operating income fell primarily because of the decline in revenue and higher depreciation and capitalized interest amortization for the INTELSAT VII series satellite which became operational early this year. CIV s management, administrative and operating expenses related to new and existing ventures grew faster than revenues.

Mobile Communications

  Revenues decreased $6.0 million as compared to the first quarter of 1993. This was primarily due to the absence of traffic related to conflicts in Somalia which resulted in record system usage in last year s first quarter. In addition, prices for shore-to-ship Standard A traffic were reduced with new agreements set in place in the third quarter of 1993. A growth in Standard M (the new digital service) telephone minutes driven by an increase in terminals in service helped to moderate the loss in Standard A traffic.

  Operating income decreased $3.0 million relative to the first quarter of 1993. Savings in satellite use charges due to lower system utilization partially offset the loss of revenues. An increase in depreciation expense primarily for Inmarsat s new headquarters building in London contributed to the decrease in operating income.

Video Enterprises

  Revenues increased $4.4 million as compared to last year s first quarter. This is primarily due to higher revenues from rooms equipped with the On Command Video (OCV) system, partially offset by a decline in revenues from non-OCV system hotel rooms. The number of rooms equipped with the OCV system has nearly tripled since the first quarter of 1993. Non-OCV system rooms have decreased due to conversions to the OCV system and contract expirations.

  Operating income declined $0.1 million since last year s first quarter. OCV system installation and maintenance costs were higher due to the poor weather during the first quarter this year and to delays related to the earthquake in California. Depreciation expense has risen with the increase in OCV systems installed. These factors more than offset the growth in revenues.

Technology Services

  Revenues improved $4.2 million over the first quarter of 1993 primarily due to work on contracts in Guatemala and Cote d Ivoire
(Ivory Coast).

  Operating income increased $2.1 million, up from a loss of $1.2 million in the first quarter of 1993. Operating margins from the Guatemala contract and lower development expenses contributed to this improvement. Additionally, the first quarter of 1993 included a reserve recorded for the possible loss on a contract.

Eliminations and Other

  Other revenues grew $1.6 million over the first quarter of 1993. This was primarily attributable to increased ticket sales for the Denver Nuggets. The net operating loss from other corporate activities decreased $3.5 million due to the improvement in the Denver Nuggets operating results and due to a reserve recorded in last year s first quarter for costs related to the corporation s move to its new headquarters facility. The Nuggets results have been boosted by higher ticket sales and advertising revenues.

Outlook

  The corporation expects only moderate growth in revenues and operating income in its International Communications segment for the remainder of the year. Some of the International Communications revenue gains will be offset by increased depreciation from additional INTELSAT VII series satellites which are expected to be launched later this year. The Mobile Communications business is expected to continue to face increased competition and sluggish demand due to a leveling in overall Inmarsat system traffic. Absent unforeseen significant world events, 1994 revenues and operating income are expected to improve only moderately over 1993. The Video Enterprises segment expects growth in revenues and operating income as additional hotel rooms are installed with the OCV system. The corporation has introduced corporate-wide cost control measures such as salary and hiring freezes to reduce operating expenses and to help improve operating results in all operating segments for 1994.

  The Denver Nuggets are expected to show improved operating results for 1994 relative to prior years. In May 1994, the team entered the second round of the National Basketball Association playoffs. The corporation will benefit from the team s share of additional game revenues in addition to anticipated higher ticket sales and advertising revenues in the next season. The corporation will also benefit from the team s share of NBA franchise expansion revenues. Two expansion teams are expected to provide more than $4 million each to the corporation in 1995 and 1996.

  The corporation expects to complete the planned merger with Radiation Systems, Inc. in the second quarter of this year (see Note 6 to the accompanying financial statements). This is expected to result in a significant boost to revenues, operating income, and net income, absent the one-time merger costs. However, the transaction is expected to have a slightly dilutive effect on earnings per share because of the additional shares of COMSAT stock to be issued in the merger.

  In May 1994, Inmarsat announced that it will develop a prospectus seeking investment for an affiliate company which will develop a new intermediate orbit satellite system to provide global hand-held communications services. The proposed $2.4 billion system, known as Inmarsat-P, is planned to be in service by the end of the decade.
It is planned to provide hand-held telephone, fax, data and other services to users anywhere in the world. Inmarsat expects that Inmarsat and its signatories will own at least 70 percent of the planned company. The corporation has not yet determined its desired level of participation in the new company.


LIQUIDITY AND CAPITAL RESOURCES

  The corporation reduced its ownership share of INTELSAT from 20.9% to 20.2% and of Inmarsat from 23.0% to 22.4% during the first quarter of 1994. The corporation received $10.1 million cash proceeds from these share reductions and the balance sheet includes a $5.1 million receivable at March 31, 1994 for the balance due. The corporation used the cash proceeds to repay commercial paper debt.

  The corporation made cash investments in property and equipment of $85.3 million during the quarter. The amounts were invested largely in the International Communications, Mobile Communications and Video Enterprises divisions totalling $41.3, $16.1 and $27.1 million, respectively. These expenditures were primarily for satellite construction programs and the installation of OCV systems. The corporation also invested $11.6 million in new and existing international ventures.

  In March 1994, INTELSAT issued $200 million of 6.625% notes. The corporation has recorded its $40.4 million share of the long-term debt. Proceeds from the debt were primarily used to repay an advance from INTELSAT which was included in amounts due from related parties on the December 31, 1993 balance sheet.

  The corporation s working capital deficit improved $21.7 million from December 31, 1993 to March 31, 1994. This is attributable to an increase in cash and other current assets of $12.0 million and a decrease in current liabilities of $9.7 million. The decrease in current liabilities is due, among other things, to the repayment of advances from INTELSAT with the proceeds of long-term notes as discussed above.

  In April 1994, the corporation used commercial paper borrowings to pay off the $70.0 million balance of its 9.55% notes. This amount was classified as a current liability on the March 31, 1994 balance sheet.

  The corporation has access to short- and long-term financing at favorable rates with an A rating from Standard and Poor s and an A-2 from Moody s. The corporation s funding activities, as regulated by the Federal Communications Commission, allow long-term financing up to 45% of total capital and $200 million in short-term borrowings. In March 1994, the corporation increased its commercial paper program from $125 million to $200 million. The corporation anticipates that it will issue additional long-term debt during 1994 which will reduce commercial paper obligations.

Part II
                            OTHER INFORMATION


Item 1.   Legal Proceedings

          See Note 3 on page 5 and Note 7 on pages 6 and 7 of this Form 10-Q, incorporated herein by reference.

Item 2.   Change in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   (a)  Exhibits

               No. 11 - Computation of per share earnings

          (b)  Reports on Form 8-K

               (i) Report dated January 30, 1994, filing a press release announcing COMSAT Corporation entering into a definitive merger agreement for the acquisition of Radiation Systems, Inc.

               (ii) Report dated February 16, 1994, filing the corporation s financial statements for the years ended December 31, 1993, 1992 and 1991, together with the Independent Auditors Report.

               (iii) Report dated February 18, 1994, filing a joint press release of the corporation and Radiation Systems, Inc., describing purported shareholder class action lawsuits filed in Nevada challenging the corporation s definitive merger agreement for the acquisition of Radiation Systems, Inc.

                                 SIGNATURES
- - --------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                           COMSAT Corporation



                    By   /s/ Allen E. Flower
                       ---------------------------
                             Allen E. Flower
                               Controller



Date:  May 16, 1994

Exhibit 11
Computation of Earnings Per Share

                                 Exhibit 11

                             COMSAT CORPORATION
                      COMPUTATION OF EARNINGS PER SHARE
                  (in thousands, except per-share amounts)

                                          Three Months Ended March 31,
                                             1994           1993
                                             ----           ----
PRIMARY
Earnings:
   Income Before Cumulative Effect
      of Accounting Change                  $18,293        $18,313
   Cumulative Effect of Accounting Change         -          1,238
                                            -------        -------
   Net Income                               $18,293        $19,551
                                            =======        =======

Shares:
   Weighted Average Number of Common
      Shares Outstanding                     40,261         39,677
   Add - Shares Issuable from Assumed
      Exercise of Options                       776            669
                                            -------        -------
   Weighted Average Shares                   41,037         40,346
                                            =======        =======

Primary Earnings Per Share:
   Before Cumulative Effect of Accounting
      Change                                  $0.45          $0.45
   Cumulative Effect of Accounting Change         -           0.03
                                              -----          -----
   Net Income                                 $0.45          $0.48
                                              =====          =====

ASSUMING FULL DILUTION
Earnings:
   Income Before Cumulative Effect
      of Accounting Change                  $18,293        $18,313
   Cumulative Effect of Accounting Change         -          1,238
                                            -------        -------
   Net Income                               $18,293        $19,551
                                            =======        =======

Shares:
   Weighted Average Number of Common Shares
      Outstanding                            40,261         39,677
   Add - Shares Issuable from Assumed
      Exercise of Options                       788            764
                                            -------        -------
   Weighted Average Shares                   41,049         40,441
                                            =======        =======

Fully Diluted Earnings Per Share:
   Before Cumulative Effect of Accounting
      Change                                  $0.45          $0.45
   Cumulative Effect of Accounting Change         -           0.03
                                              -----          -----
   Net Income                                 $0.45          $0.48
                                              =====          =====