Form 10-Q
period 1994-06-30
COMSAT CORP
filed 1994-08-12
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1994
                       Commission File Number 1-4929




                            COMSAT CORPORATION
                          6560 Rock Spring Drive
                            Bethesda, MD  20817
                              (301) 214-3000



    District of Columbia                    52-0781863
(State or other jurisdiction of          (I.R.S. Employer
 incorporate or organization            Identification No.)





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.     Yes  X    No


     46,614,620 shares of the Registrant's common stock were outstanding as of June 30, 1994.

PART I.FINANCIAL INFORMATION
Item 1.Interim Financial Statements for the Corporation (Unaudited)

                                COMSAT CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED INCOME STATEMENTS
                              (in thousands, except per share amounts)

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                1994           1993             1994           1993
                                             ---------------------------     -------------------------
Revenues                                      $207,861       $185,778         $408,356       $380,459
                                              --------       --------         --------       --------
Operating Expenses:
   Cost of Services                            112,608        100,807          227,343        211,150
   Depreciation and Amortization                40,029         34,748           80,308         69,337
   Research and Development                      3,706          3,603            6,949          7,278
   General and Administrative                    5,361          5,250           10,725         10,498
   Merger and Integration Costs                  4,264              -            4,264              -
                                              --------       --------         --------       --------
   Total Operating Expenses                    165,968        144,408          329,589        298,263
                                              --------       --------         --------       --------
Operating Income                                41,893         41,370           78,767         82,196

Interest and Other Income, Net                     447          3,177            1,684          2,234

Interest Expense, Net of Amounts Capitalized    (5,001)        (6,626)         (11,153)       (13,626)
                                              --------       --------         --------       --------
Income Before Taxes and Cumulative Effect
   of Accounting Change                         37,339         37,921           69,298         70,804

Income Tax Expense                             (15,722)       (14,855)         (27,500)       (27,231)
                                              --------       --------         --------       --------
Income Before Cumulative Effect of
   Accounting Change                            21,617         23,066           41,798         43,573
Cumulative Effect of Accounting Change for
   Income Taxes                                      -              -                -          1,925
                                              --------       --------         --------       --------
Net Income                                     $21,617        $23,066          $41,798        $45,498
                                              ========       ========         ========       ========
Earnings Per Share:
   Primary:
       Before Cumulative Effect of Accounting    $0.46          $0.49            $0.89          $0.93
       Cumulative Effect of Accounting Change        -              -                -           0.04
                                              --------       --------         --------       --------
       Net Income                                $0.46          $0.49            $0.89          $0.97
                                              ========       ========         ========       ========

   Fully Diluted:
       Before Cumulative Effect of Accounting    $0.46          $0.49            $0.88          $0.92
       Cumulative Effect of Accounting Change        -              -                -           0.05
                                              --------       --------         --------       --------
       Net Income                                $0.46          $0.49            $0.88          $0.97
                                              ========       ========         ========       ========

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                June 30,        December 31
                                                  1994              1993
                                                --------        -----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                       $9,519           $16,230
   Receivables                                    229,723           210,182
   Inventories                                     19,548            19,328
   Other                                           23,543            28,206
                                               ----------       -----------
      Total Current Assets                        282,333           273,946
                                               ----------       -----------
Property and Equipment (Net of accumulated
  depreciation of $920,243 in 1994 and
  $858,008 in 1993)                             1,370,740         1,332,432
Investments                                        67,748            14,395
Goodwill                                           39,174            35,957
Franchise Rights                                   40,115            41,084
Other Assets                                       80,393            75,699
                                               ----------        ----------
   Total Assets                                $1,880,503        $1,773,513
                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long-Term Obligations     $4,507           $76,915
   Current Notes Payable                          171,582            47,233
   Investment Purchase Commitment                  22,000                 -
   Accounts Payable and Accrued Liabilities        93,890           116,140
   Due to Related Parties                          22,090            56,601
   Other                                            7,580             6,749
                                               ----------        ----------
      Total Current Liabilities                   321,649           303,638
                                               ----------        ----------
Long-Term Debt                                    439,795           410,550
Deferred Income Taxes and Investment
  Tax Credits                                     117,858           103,619
Accrued Postretirement Benefit Costs               50,901            50,014
Other Long-Term Liabilities                       128,632           120,879
                                               ----------        ----------
   Total Liabilities                            1,058,835           988,700
                                               ----------        ----------
Minority Interest                                  24,711            21,373
                                               ----------        ----------
Stockholders' Equity:
   Common Stock                                   307,601           311,506
   Retained Earnings                              514,525           488,090
   Treasury Stock                                 (12,713)          (21,473)
   Other                                          (12,456)          (14,683)
                                               ----------        ----------
      Total Stockholders' Equity                  796,957           763,440
                                               ----------        ----------
   Total Liabilities and Stockholders' Equity  $1,880,503        $1,773,513
                                               ==========        ==========

The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                               (in thousands)

                                               Six Months Ended June 30,
                                               ------------------------
                                                 1994            1993
                                                 ----            ----
Cash Flows from Operating Activities:
   Net Income                                   $41,798         $45,498
   Adjustment for Noncash Depreciation
      and Amortization                           80,308          69,337
   Changes in Operating Assets and Liabilities  (45,960)         (4,590)
   Other                                         (2,171)         (3,176)
                                                -------         -------
   Net Cash Provided by Operating Activities     73,975         107,069
                                                -------         -------
Cash Flows from Investing Activities:
   Purchase of Property and Equipment          (141,694)        (87,961)
   Decrease in INTELSAT Ownership                12,777          14,613
   Decrease in Inmarsat Ownership                 3,389           4,686
   Investments in Unconsolidated Businesses     (31,604)         (4,806)
   Other                                         (8,352)           (293)
                                                -------         -------
   Net Cash Used in Investing Activities       (165,484)        (73,761)
                                                -------         -------
Cash Flows from Financing Activities:
   Common Stock Issued                            4,126           4,703
   Cash Dividends Paid                          (15,336)        (15,158)
   Proceeds from Issuance of Long-Term Debt      40,352          32,747
   Repayment of Long-Term Debt                  (77,649)        (36,968)
   Net Short-Term Borrowings                    123,122         (13,857)
   Borrowings Against Corporate-Owned Life
     Insurance Policies                          10,079               -
   Other                                              -            (870)
                                                -------         -------
   Net Cash Provided by (Used for) Financing
     Activities                                  84,694         (29,403)
                                                -------         -------
Effect of Exchange Rate Changes on Cash             104            (191)
                                                -------         -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                    (6,711)          3,714
Cash and Cash Equivalents, Beginning of
  Period                                         16,230          11,777
                                                -------         -------
Cash and Cash Equivalents, End of Period         $9,519         $15,491
                                                =======         =======

The accompanying notes are an integral part of these financial statements.

                            COMSAT CORPORATION
     Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   Financial Statement Presentation

     These financial statements include the accounts of COMSAT Corporation and its majority owned subsidiaries (the "corporation") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the results of the periods covered. These financial statements should be read in conjunction with the consolidated financial statements of the corporation for the year ended December 31, 1993 as restated for the merger accounted for as a pooling of interests (see Note 2). The corporation filed a Form 8-K/A dated June 8, 1994 with the Securities and Exchange Commission containing supplemental financial statements as restated for the merger. References hereafter to the corporation's 1993 financial statements refer to the restated financial statements contained in such Form 8-K/A. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2.   Merger with Radiation Systems, Inc.

     Effective June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi), based in Sterling, Virginia. RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses.

     Each share of RSi's common stock was converted into 0.780 of a share of the corporation's common stock. A total of 6,147,000 shares of the corporation's common stock was issued in this transaction. The merger transaction costs (consisting primarily of investment banking and legal fees) and expenses of integrating the two companies (consisting primarily of employee severance costs) have resulted in a charge of $4.3 million ($4.1 million after tax, or $0.08 per share) in the second quarter of 1994. Most of these costs are not expected to be deductible for income tax purposes, accordingly, the consolidated tax provision includes the effect of deductible expenses only. Integration efforts are still in process and the corporation expects to record additional charges in the second-half of 1994 as plans to integrate the operations are completed.

     The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been retroactively restated for all periods presented to include RSi. Prior to the merger, RSi reported on a June 30 fiscal year basis. The accompanying financial statements include RSi's financial statements restated on a calendar year basis. In addition, the accompanying financial statements reflect certain adjustments to conform the period in which SFAS No. 109 was adopted. There were no significant intercompany transactions between the two companies.

     In 1993, COMSAT acquired 404,500 shares of RSi common stock for $5,098,000. These shares were accounted for as treasury stock on the December 31, 1993 balance sheet. These shares, in addition to RSi's treasury shares totaling $3,064,000, were retired upon consummation of the merger.

Operating results of the separate companies are as follows:

In thousands,
except per share amounts   Three Months Ended June 30,   Six Months Ended June 30,
                           ---------------------------   -------------------------
                               1994            1993          1994          1993
                               ----            ----          ----          ----
Revenues:
  COMSAT                   $  167,907      $  154,143    $  337,436     $  320,426
  RSi                          39,954          31,635        70,920         60,033
                           ----------      -----------   ----------     ----------
                           $  207,861      $  185,778    $  408,356     $  380,459
                           ==========      ==========    ==========     ==========

Income Before Cumulative Effect of
Accounting Change:*
  COMSAT                   $   20,924      $   20,150    $  39,217      $   38,463
  RSi                           4,807           2,916        6,695           5,110
                           ----------      ----------    ---------      ----------
                           $   25,731      $   23,066    $  45,912      $   43,573
                           ==========      ==========    =========      ==========
Net Income:*
  COMSAT                   $   20,924      $   20,150    $  39,217      $   39,701
  RSi                           4,807           2,916        6,695           5,797
                           ----------      ----------    ---------      ----------
                           $   25,731      $   23,066    $  45,912      $   45,498
                           ==========      ==========    =========      ==========

Earnings Per Share:
  Income Before Cumulative Effect of
  Accounting Change:*
     Before Merger         $     0.51      $     0.50    $    0.96      $    0.95
     After Merger          $     0.54      $     0.49    $    0.97      $    0.93

  Net Income:*
     Before Merger         $     0.51      $     0.50    $    0.96      $    0.98
     After Merger          $     0.54      $     0.49    $    0.97      $    0.97

* Excludes $4.3 million of merger and integration costs ($4.1 million after tax, or $0.08 per share) recorded in the second quarter of 1994.

3.   Insurance Proceeds

     Revenues include business interruption insurance proceeds of $0.9 million and $1.3 million in the first and second quarters of 1993, respectively, and $4.8 million in the second quarter of 1994. These proceeds are from insurance claims related to tornado damage sustained at the corporation's Largo, Florida facility in 1992.

4.   INTELSAT and Inmarsat Share Changes

     The corporation decreased its ownership share of INTELSAT from 20.9% at December 31, 1993 to 20.1% as of June 30, 1994.
This resulted in decreases in assets of $17.0 million and liabilities of $3.8 million. The corporation received cash proceeds of $12.8 million and has a $0.4 million receivable for the balance due.

     The corporation also decreased its ownership share of Inmarsat from 23.0% at December 31, 1993 to 22.4% as of June 30, 1994. This resulted in decreases in assets of $7.1 million and liabilities of $3.4 million. The corporation received cash proceeds of $3.4 million and has a $0.3 million receivable for the balance due.

5.   Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following (in thousands):

                               June 30, 1994   December 31, 1994
                               -------------   -----------------
    Finished Goods               $  4,414          $  4,705
    Work in Progress                9,140             8,346
    Raw Materials                   5,994             6,277
                                 --------          --------
    Total                        $ 19,548          $ 19,328
                                 ========          ========

6.   Investments

     In June 1994, the corporation acquired approximately a 17% interest in Philippine Global Communications, Inc. (PhilCom), a provider of international communications services in the Philippines, for $42.0 million. The corporation paid $20.0 million in cash in June 1994. The remaining $22.0 million is due in August 1994, and has been recorded as a short-term liability on the accompanying balance sheet. The corporation will record its share of PhilCom's income or losses in the future using the "equity method" of accounting.

7.   Debt

     In March 1994, INTELSAT issued $200.0 million of 6.625% notes due March 22, 2004. Interest is payable annually in arrears. The corporation has recorded its share of the long-term debt.

     The corporation increased its commercial paper program to $200.0 million in March 1994. The corporation had $170.4 million in commercial paper borrowings at June 30, 1994.

     The corporation repaid the $70.0 million balance of its 9.55% notes in April 1994. This amount was classified as a current liability on the December 31, 1993 balance sheet.

     In July 1994, the corporation filed a shelf registration statement with the SEC to issue up to $200 million of debt securities. Pursuant to this, the corporation filed a prospectus supplement with the SEC to issue up to $100 million of such debt securities under a "medium-term note program." The corporation will issue such notes as needed in the future. The proceeds will be used for general corporate purposes, which may include the repayment of long-term and short-term debt.

8.   Litigation

     As discussed in Note 9 to the corporation's 1993 financial statements, the corporation is engaged in an antitrust suit filed by Pan American Satellite (PanAmSat). In the opinion of management, this suit is without merit and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

     The corporation is defending an intellectual property infringement suit brought by SpectraVision, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries as discussed in Note 9 to the corporation's 1993 financial statements. In July 1994, a federal judge rejected the major claims of patent and copyright infringement made by SpectraVision, Inc. Two relatively narrow, technical patent and copyright issues remain unresolved. The corporation expects to prevail on those issues and believes that the ultimate resolution of all claims will not have a material effect on the corporation's financial statements.

     Two shareholder class action lawsuits were filed in February 1994 challenging the merger between RSi and the corporation as discussed in Note 9 to the corporation's 1993 financial statements. The corporation believes that these lawsuits are without merit and that the ultimate disposition of these matters will not have a material effect on the corporation's financial statements.

9.   New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted by the corporation effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase income by $1.9 million ($0.04 per share) in the first quarter of 1993.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED
JUNE 30, 1994


ANALYSIS OF OPERATIONS

Consolidated Operations

     Effective June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi) (see Note 2 to the accompanying financial statements). RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated retroactively to include RSi for all periods prior to the merger.

     Consolidated revenues for the second quarter of 1994 increased $22.1 million over the same period in 1993. Year-to-date revenues increased $27.9 million over the same period of 1993. Revenues include business interruption insurance income of $0.9 million and $1.3 million in the first and second quarters of 1993, respectively, and $4.8 million in the second quarter of 1994. These proceeds were from insurance claims related to tornado damage sustained at the corporation's Largo, Florida facility in 1992. Absent these insurance proceeds, higher revenues in 1994 were fueled mainly by growth in the corporation's Entertainment and Technology Services segments with some offset for a decline in revenues in the Mobile Communications segment.

     The merger transaction costs (consisting primarily of investment banking and legal fees) and expenses of integrating the operations of the two companies (consisting primarily of employee severance costs) resulted in a charge of $4.3 million ($4.1 million after tax, or $0.08 per share) in the second quarter of 1994. The operations of the merged companies will be further integrated to achieve efficiencies and to yield operational synergies and cost savings. The corporation will record additional charges in the second half of 1994 as integration and transition plans are completed.

     Absent the merger costs, operating income for the quarter increased $4.8 million over last year's second quarter and year-to-date operating income increased $0.8 million over the first half of 1993. The growth in operating income was primarily due to improved operating results in the Entertainment segment and the business interruption insurance income offset partially by lower operating results for the International Communications and Mobile Communications segments.

     Interest and other income declined $2.7 million in the second quarter and $0.6 million for the first six months of 1994, as compared to the same periods last year. Last year's second quarter included $1.5 million of proceeds from certain company-owned life insurance policies. Additionally, the first quarter of 1993 included costs incurred to prepay $30.0 million of long-term debt in last year's first quarter.

     Net interest expense declined $1.6 million and $2.5 million in the second quarter and year-to-date periods of 1994, respectively, as compared to the same periods last year. The corporation has temporarily replaced higher cost long-term debt with lower cost commercial paper borrowings. Interest capitalized during 1994 has increased over amounts capitalized in 1993 as more property was under construction for INTELSAT and Inmarsat satellites.

     The effective income tax rate increased in 1994 as compared to 1993 due to an increase in the federal income tax rate effective July 1993 as well as the tax treatment of merger costs. Most of the $4.3 million merger and integration costs recorded in the second quarter of 1994 are not expected to be deductible for income tax purposes. Accordingly, the tax provision includes the effect of deductible expenses only.


Segment Operating Results

     The corporation reports operating results in four segments:
International Communications, Mobile Communications, Entertainment, and Technology Services. Beginning with the second quarter of 1994, the corporation reports its entertainment businesses, COMSAT Video Enterprises, Inc., On Command Video Corporation, and the Denver Nuggets, in the Entertainment segment. The Denver Nuggets' results were previously reported in Eliminations and Other activities. Results for prior periods have been restated for this change. Revenues and operating income for the Technology Services segment have been retroactively restated to include the operations of RSi. Operating results for each segment have also been restated to reallocate indirect expenses.

Results by Segment (in thousands):

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                     1994      1993            1994      1993
                                   ------------------         -----------------
REVENUES
  International Communications    $  63.9   $  63.5          $ 127.8   $ 128.4
  Mobile Communications              46.1      47.2             90.1      97.2
  Entertainment                      38.5      26.8             78.9      60.7
  Technology Services (1)            61.6      51.3            116.9      99.8
  Eliminations and Other (2)         (2.2)     (3.0)            (5.3)     (5.6)
                                  -------   -------          -------   -------
  Total Revenues                  $ 207.9   $ 185.8          $ 408.4   $ 380.5
                                  =======   =======          =======   =======
OPERATING INCOME (LOSS)
  International Communications    $  24.3   $  25.4          $  46.6   $  53.5
  Mobile Communications               9.7      11.7             19.9      24.9
  Entertainment                       4.7       0.5              6.5       1.8
  Technology Services (1)(3)          4.1       4.1              7.5       6.0
  Other Corporate (4)                (0.9)     (0.3)            (1.7)     (4.0)
                                  -------   -------          -------   -------
  Total Operating Income          $  41.9   $  41.4          $  78.8   $  82.2
                                  =======   =======          =======   =======

(1) Revenues and operating income for the Technology Services segment include business interruption insurance income of $0.9 million and $1.3 million in the first and second quarters of 1993, respectively, and $4.8 million in the second quarter of 1994.

(2) The elimination of intersegment revenues is reported in Eliminations and Other. For 1993, tenant rental income from the corporation's former headquarters building was also reported here.

(3) Technology Services segment operating income for the second quarter of 1994 includes a charge of $4.3 million for merger and integration costs.

(4) Other Corporate principally includes unallocated research and development costs; and in the first quarter of 1993, a $3.3 million charge for costs related to the corporation's move to its new headquarters facility.


International Communications
- ----------------------------
     Second quarter revenues increased $0.4 million over last year's second quarter. Year-to-date revenues decreased $0.6 million as compared to the first half of 1993. This segment includes the results of COMSAT World Systems (CWS) and COMSAT International Ventures (CIV). CWS revenues fell $1.4 million below last year's second quarter and $3.6 million below the first half of the year primarily due to lower revenues for voice circuits. Voice revenues have fallen due to the conversion of analog circuits to more efficient digital service and reduced rates negotiated with AT&T, MCI and Sprint. Higher revenues for television services partially offset the decline in voice revenues. CWS has signed several new long-term television leases with customers. Additionally, CWS recorded short-term television revenues this year related to events such as the Winter Olympics, World Cup Soccer and the elections in South Africa.

     CIV revenues increased $1.8 million over last year's second quarter and $3.0 million over the first half of 1993. This is primarily attributable to the improved performance of the corporation's subsidiary in Argentina.

     Operating income decreased $1.1 million and $6.9 million for the second quarter and year-to-date periods, respectively. This decline is primarily attributable to CWS's lower revenues compounded by higher satellite depreciation and capitalized interest amortization. The first INTELSAT VII satellite was launched in the fourth quarter of 1993. INTELSAT recorded a credit to pension expense in the second quarter of 1994 to conform to accounting requirements for retirement plans. CWS recorded its $2.7 million share of this adjustment as a reduction of operating expenses in the second quarter of this year.

     CIV's operating results have declined slightly this year as management, administrative, and operating expenses related to new and existing ventures grew faster than revenues.


Mobile Communications
- ---------------------
     Revenues decreased $1.1 million in the second quarter and $7.1 million in the first six months of 1994 as compared to the same periods last year. Rate cuts instituted last year on shore-to-ship services, in addition to lower traffic this year, are primarily responsible for lower telephone and telex revenues in 1994. International events such as the conflict in Somalia were largely responsible for record traffic volumes in the first half of 1993, particularly in the first quarter. A growth in Standard M (the new digital service) telephone minutes driven by an increase in terminals in service helped to moderate the loss in Standard A revenues. Additionally, revenues from service contracts with IDB and AMSC increased over last year.

     Second quarter operating income decreased $2.0 million and year-to-date operating income decreased $5.0 million over the same periods last year. This is primarily attributable to lower revenues partially offset by lower operating expenses in 1994, including the corporation's share of Inmarsat's operating expenses. Lower expenses include costs associated with the provision of Standard C services, lower promotional expenses and reduced costs associated with Inmarsat's new headquarters facility.


Entertainment
- -------------
     Second quarter revenues increased $11.7 million and year-to-date revenues increased $18.2 million as compared to the same periods last year. This is largely attributable to higher revenues from rooms equipped with the On Command Video (OCV) system, partially offset by a decline in revenues from non-OCV system hotel rooms. The number of rooms equipped with the OCV system has more than doubled since the second quarter of 1993. The growth in installed rooms and the favorable customer response to OCV's product have dramatically increased system revenues.

Additionally, revenues for the Denver Nuggets, which are now reported in the Entertainment segment, grew $4.4 million in the second quarter and $6.6 million in the first six months of 1994 as compared to the same periods last year. These improved results are attributable to higher ticket sales and advertising revenues for the regular season games plus the twelve playoff games in the second quarter of 1994 when the Nuggets advanced to the second round of the National Basketball Association playoffs.

     Operating Income for the quarter increased $4.2 million and year-to-date operating income increased $4.7 million over the same periods last year. These improved operating results are mainly attributable to the growth in income from hotel rooms installed with the OCV system in addition to the NBA playoff results for the Denver Nuggets.


Technology Services
- -------------------
     The Technology Services segment now includes the results of COMSAT RSI (the combination of RSi and the former COMSAT
Technology Services business) and COMSAT Laboratories. Revenues grew $10.3 million in the second quarter of 1994 as compared to the second quarter of 1993. Revenues for the first six months of 1994 grew $17.1 million over the first half of 1993. Revenues include business interruption insurance income of $0.9 million and $1.3 million in the first and second quarters of 1993, respectively, and $4.8 million in the second quarter of 1994.
The insurance proceeds stem from tornado damage to the corporation's facility in Largo, Florida in 1992. The $4.8 million recorded in this year's second quarter is the final settlement with the insurance company. Absent the insurance income, the growth in revenues was attributable to shipments of commercial earth station products, including major projects in Guatemala and Cote d'Ivoire (Ivory Coast), and a major cellular installation project in Argentina. This was partially offset by a decline in revenues under some long-term U.S. Government contracts for radar and navigation antennas.

     Merger transaction and integration costs totaling $4.3 million were charged to the operations of the Technology Services segment. Absent this expense, operating income grew $4.3 million in the second quarter and $5.8 million in the first half of 1994 as compared to the same periods last year. This is primarily attributable to the operating margins on higher contract revenues and the business interruption insurance income.

Outlook

     The International Communications segment is expected to have only moderate growth in revenues in the second half of 1994. Operating income for the second half of 1994 is expected to be approximately equal to the first half of this year. Additional depreciation and amortization expense following the launch of the INTELSAT 702 satellite in June 1994 will partially offset revenue increases.

     The FCC has completed its review of COMSAT Mobile Communication's (CMC) financial participation in Inmarsat and CMC's earnings in 1991 and 1992. The corporation has been informed by the FCC that CMC's earnings during those years do not appear excessive, and that the FCC does not intend to take enforcement action regarding these matters. The Mobile Communications business is expected to continue to face increased competition and sluggish demand. Traffic growth has been held back by a lack of new digital terminals. There are only a few manufacturers of such terminals at this time. Digital traffic is expected to grow as more terminals become available. Absent unforeseen significant world events, results for the Mobile Communications segment are expected to continue the trend of the first half of the year.

     The corporation is studying alternatives for providing new worldwide, satellite-delivered, hand-held telephony services by the end of the decade and has not yet determined its desired level of participation in any of these alternatives.

     Approximately sixty thousand additional hotel rooms are expected to be installed with the OCV system before the end of 1994. The Entertainment segment will continue to report growth in revenues and operating income as these rooms become operational. The Nuggets will not report significant results until the fourth quarter of this year when the next NBA regular season commences.

     The corporation expects modest revenue growth in the Technology Services segment in the near term as it leverages the combined strengths of the corporation's worldwide marketing and systems integration skills with its newly acquired capabilities and expanded product lines. COMSAT RSI will target international and domestic opportunities that include satellite and other wireless communications, radar, scientific and related special applications markets. With the merger recently consummated, management is reviewing streamlining actions to improve long-term profitability and competitiveness. Additional integration and transition expenses will be recorded in the second half of 1994 as plans for these actions are completed.

     The corporation has a goal to achieve double-digit growth in earnings per share for 1994 as compared to 1993. However, the combination of earnings for the first half of the year and the additional shares outstanding resulting from the RSi merger will make this goal difficult to achieve.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first half of 1994 were operations, short- and long-term borrowings, and proceeds from the decreases in INTELSAT and Inmarsat ownership. Cash was expended primarily for property and equipment, investments in businesses, repayment of long-term debt and the payment of dividends.

     The corporation's working capital deficit increased $9.6 million from December 31, 1993 to June 30, 1994. This is primarily attributable to an $18.0 million increase in current liabilities offset by an increase in current assets of $8.4 million. The increase in current assets is primarily attributable to higher accounts receivable. Receivables related to ongoing contract work in the Technology Services segment have grown since billing milestones have not yet been reached. Additionally, cash receipts from a key customer were delayed until July. The increase in current liabilities is primarily due to a $123.1 million increase in commercial paper borrowings, $70.0 million of which was used to pay the balance of the corporation's 9.55% notes (see Note 7 to the accompanying financial statements). Advances from INTELSAT were repaid with the proceeds of long-term notes as discussed below.
Additionally, accounts payable and accrued liabilities decreased $22.3 million primarily because of a reduction in deferred revenues related to the Denver Nuggets. Receipts for season tickets are recorded as deferred revenues and recognized as games are played.

     In March 1994, INTELSAT issued $200 million of 6.625% notes. The corporation has recorded its $40.4 million share of the long-term debt. Proceeds from the debt were primarily used to repay an advance from INTELSAT which was included in amounts due from related parties on the December 31, 1993 balance sheet.

     As discussed in Note 6 to the accompanying financial statements, in June 1994, the corporation acquired an equity interest in Philippine Global Communications, Inc., a provider of international communications services in the Philippines, for $42.0 million. The corporation paid $20.0 million in cash in June 1994. The remaining $22.0 million is due in August 1994, and has been recorded as a short-term liability on the balance sheet.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's borrowing activities, as regulated by the Federal Communications Commission, allow long-term borrowings up to 45% of total capital (long-term debt plus equity) and $200 million of short-term debt. The corporation has established a $200 million commercial paper program. As of June 30, 1994, the corporation had $170.4 million in commercial paper borrowings.

     In July 1994, the corporation filed a shelf registration statement with the SEC to issue up to $200 million of debt securities. Pursuant to this, the corporation filed a prospectus supplement with the SEC to issue up to $100 million of such debt securities under a "medium-term note program." The corporation will issue such notes as needed in the future. The proceeds will be used for general corporate purposes, which may include the repayment of long-term and short-term debt.

                                  Part II
                             OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------
          See Note 8 on page 8 of this Form 10-Q incorporated herein by reference.

Item 2.   Change in Securities
          --------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   (a)  Exhibits
               --------

               No. 11 - Computation of Earnings Per Share

          (b)  Reports on Form 8-K
               -------------------
               (i) Reported dated April 15, 1994, filing a press release announcing the corporation's financial results for the quarter ending March 31, 1994

               (ii) Report dated May 26, 1994, filing a press
                    release announcing the fraction of a share of the corporation's common stock to be exchanged for a share of common stock of Radiation Systems, Inc. ("RSi").

               (iii)Report dated June 3, 1994, reporting the
                    consummation of the merger of RSi into CTS
                    America, Inc., a wholly owned subsidiary of the corporation.

               (iv) Report dated June 8, 1994 filing
                    supplemental consolidated financial
                    statements of COMSAT Corporation for
                    1991, 1992 and 1993, as restated for the merger with RSi. Also filed two press releases: (1) dated June 8, 1994, describing the denial by a federal judge of PanAmSat's motion to add new defendants and new claims to its pending lawsuit against the corporation; and (2) dated June 29, 1994, describing the corporation's investment in Philippine Global Communications, Inc.

               (v)  Report dated June 8, 1994, amending the
                    earlier Form 8-K dated June 8, 1994.

                           SIGNATURES



     Pursuant to the requirements on the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                            COMSAT Corporation



                         By  /s/ Allen E. Flower
                            --------------------
                              Allen E. Flower
                                Controller


Date:  August 11, 1994