Form 10-Q
period 1994-09-30
COMSAT CORP
filed 1994-11-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                   For Quarter Ended September 30, 1994
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


     47,895,244 shares of the Registrant's common stock were outstanding as of September 30, 1994.

PART I.FINANCIAL INFORMATION
Item 1.Interim Financial Statements for the Corporation (Unaudited)


                                  COMSAT CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED INCOME STATEMENTS
                               (in thousands, except per share amounts)

                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                          --------------------------------  -------------------------------
                                                1994           1993             1994           1993
                                                ----           ----             ----           ----
Revenues                                      $200,771       $179,320         $609,127       $559,779
                                              --------       --------         --------       --------
Operating Expenses:
   Cost of Services                            106,148         94,694          333,491        305,844
   Depreciation and Amortization                42,572         34,884          122,880        104,221
   Research and Development                      4,279          3,999           11,228         11,277
   General and Administrative                    5,859          5,760           16,584         16,258
   Merger and Integration Costs                    477              -            4,741              -
                                              --------       --------         --------       --------
   Total Operating Expenses                    159,335        139,337          488,924        437,600
                                              --------       --------         --------       --------
Operating Income                                41,436         39,983          120,203        122,179

Interest and Other Income, Net                   1,089          3,546            2,773          5,780

Interest Expense, Net of Amounts Capitalized    (7,423)        (5,407)         (18,576)       (19,033)
                                              --------       --------         --------       --------
Income Before Taxes and Cumulative Effect
   of Accounting Change                         35,102         38,122          104,400        108,926

Income Tax Expense                             (13,704)       (18,677)         (41,204)       (45,908)
                                              --------       --------         --------       --------
Income Before Cumulative Effect of
   Accounting Change                            21,398         19,445           63,196         63,018
Cumulative Effect of Accounting Change for
   Income Taxes                                      -              -                -          1,925
                                              --------       --------         --------       --------
Net Income                                    $ 21,398       $ 19,445         $ 63,196       $ 64,943
                                              ========       ========         ========       ========
Earnings Per Share:
   Primary:
       Before Cumulative Effect of
         Accounting Change                       $0.45          $0.41            $1.34          $1.34
       Cumulative Effect of
         Accounting Change                           -              -                -           0.04
                                              --------       --------         --------       --------
       Net Income                                $0.45          $0.41            $1.34          $1.38
                                              ========       ========         ========       ========

   Fully Diluted:
       Before Cumulative Effect of
         Accounting Change                       $0.45          $0.41            $1.33          $1.34
       Cumulative Effect of
         Accounting Change                           -              -                -           0.04
                                              --------       --------         --------       --------
       Net Income                                $0.45          $0.41            $1.33          $1.38
                                              ========       ========         ========       ========


The accompanying notes are an integral part of these financial statements.

                         COMSAT CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                September 30,     December 31,
                                                    1994              1993
                                                    ----              ----
ASSETS
Current Assets:
   Cash and Cash Equivalents                   $   15,825        $   16,230
   Receivables                                    209,647           210,182
   Inventories                                     21,110            19,328
   Other                                           24,124            28,206
                                               ----------        ----------
      Total Current Assets                        270,706           273,946
                                               ----------        ----------
Property and Equipment (Net of
   accumulated depreciation
   of $956,807 in 1994 and
   $858,008 in 1993)                            1,398,674         1,332,432
Investments                                        69,706            14,395
Goodwill                                           40,697            35,957
Franchise Rights                                   39,615            41,084
Other Assets                                       62,637            75,699
                                               ----------        ----------
   Total Assets                                $1,882,035        $1,773,513
                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Maturities of Long-Term
     Obligations                                   $5,759           $76,915
   Current Notes Payable                          171,081            47,233
   Accounts Payable and Accrued Liabilities        95,159           116,140
   Due to Related Parties                          23,533            56,601
   Other                                           10,355             6,749
                                               ----------        ----------
      Total Current Liabilities                   305,887           303,638
                                               ----------        ----------
Long-Term Debt                                    443,302           410,550
Deferred Income Taxes and Investment
   Tax Credits                                    118,705           103,619
Accrued Postretirement Benefit Costs               51,356            50,014
Other Long-Term Liabilities                       125,341           120,879
                                               ----------        ----------
   Total Liabilities                            1,044,591           988,700
                                               ----------        ----------
Minority Interest                                  25,066            21,373
                                               ----------        ----------
Stockholders' Equity:
   Common Stock                                   309,441           311,506
   Retained Earnings                              526,835           488,090
   Treasury Stock                                 (12,537)          (21,473)
   Other                                          (11,361)          (14,683)
                                               ----------        ----------
      Total Stockholders' Equity                  812,378           763,440
                                               ----------        ----------
   Total Liabilities and
      Stockholders' Equity                     $1,882,035        $1,773,513
                                               ==========        ==========


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                               (in thousands)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1994             1993
                                                      ----             ----
Cash Flows from Operating Activities:
   Net Income                                       $ 63,196         $ 64,943
   Adjustment for Noncash Depreciation
       and Amortization                              122,880          104,221
   Changes in Operating Assets and Liabilities       (21,935)           2,776
   Other                                              (1,942)          (2,249)
                                                    --------         --------
   Net Cash Provided by Operating Activities         162,199          169,691

Cash Flows from Investing Activities:
   Purchase of Property and Equipment              (206,795)        (159,095)
   Decrease in INTELSAT Ownership                    12,950           14,803
   Decrease in Inmarsat Ownership                     3,517            4,686
   Investments in Unconsolidated Businesses         (54,528)          (7,370)
   Other                                            (13,217)            (966)
                                                   --------         --------
   Net Cash Used in Investing Activities           (258,073)        (147,942)

Cash Flows from Financing Activities:
   Common Stock Issued                                5,287           16,408
   Cash Dividends Paid                              (24,433)         (22,564)
   Proceeds from Issuance of Long-Term Debt          40,323           32,747
   Repayment of Long-Term Debt                      (75,641)         (37,646)
   Net Short-Term Borrowings                        117,684            3,264
   Borrowings Against Company-Owned Life
       Insurance Policies                            32,013                -
   Other                                                  -           (4,266)
                                                   --------         --------
   Net Cash Provided by (Used for)
       Financing Activities                          95,233          (12,057)
                                                   --------         --------
Effect of Exchange Rate Changes on Cash                 236             (163)
                                                   --------         --------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                         (405)           9,529
Cash and Cash Equivalents, Beginning of Period       16,230           11,777
                                                   --------         --------
Cash and Cash Equivalents, End of Period           $ 15,825         $ 21,306
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

     Each share of RSi's common stock was converted into 0.780 of a share of the corporation's common stock. A total of 6,147,000 shares of the corporation's common stock was issued in this transaction. The merger transaction costs (consisting primarily of investment banking and legal fees) and expenses of integrating the two companies (consisting primarily of employee severance costs) have resulted in charges totalling $4.7 million ($4.4 million after tax, or $0.09 per share) in the second and third quarters of 1994. Most of these costs are not expected to be deductible for income tax purposes, accordingly, the consolidated tax provision includes the effect of deductible expenses only. Integration efforts are still in process and the corporation expects to record additional charges in the fourth quarter of 1994 related to integration and transition plans.

      The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated for all periods presented to include RSi. Prior to the merger, RSi reported on a June 30 fiscal year basis. The accompanying financial statements include RSi's financial statements restated on a calendar year basis. In addition, the accompanying financial statements reflect certain adjustments to conform the period in which SFAS No. 109 was adopted. There were no significant intercompany transactions between the two companies prior to the merger.

     COMSAT acquired 404,500 shares of RSi common stock for $5,098,000 in 1993. These shares were accounted for as treasury stock on the December 31, 1993 balance sheet. These shares, in addition to RSi's treasury shares totaling $3,064,000, were retired upon consummation of the merger.

     Operating results of the separate companies for the periods prior to the merger and through June 30, 1994 are as follows:

                             Six Months     Three Months     Nine Months
In thousands, except            Ended           Ended            Ended
per share amounts           June 30, 1994  Sept. 30, 1993   Sept. 30, 1993
- --------------------        -------------  --------------   --------------
Revenues:
  COMSAT                     $ 337,436       $ 152,519        $ 472,945
  RSi                           70,920          26,801           86,834
                             ---------       ---------        ---------
                             $ 408,356       $ 179,320        $ 559,779
                             =========       =========        =========
Income Before Cumulative
Effect of Accounting Change:*
  COMSAT                     $  39,217       $  17,434        $  55,897
  RSi                            6,695           2,011            7,121
                             ---------       ---------        ---------
                             $  45,912       $  19,445        $  63,018
                             =========       =========        =========

Net Income:*
  COMSAT                     $  39,217       $  17,434        $  57,135
  RSi                            6,695           2,011            7,808
                             --------        ---------        ---------
                             $  45,912       $  19,445        $  64,943
                             =========       =========        =========

Earnings Per Share:
  Income Before Cumulative Effect of
  Accounting Change:*
     Before Merger          $     0.96       $    0.43        $    1.38
     After Merger           $     0.97       $    0.41        $    1.34

  Net Income:*
     Before Merger          $     0.96       $    0.43        $    1.41
     After Merger           $     0.97       $    0.41        $    1.38


* Excludes $4.3 million of merger and integration costs ($4.1 million after tax, or $0.08 per share) recorded in the second quarter of 1994.

3.   Insurance Proceeds

     Revenues include business interruption insurance proceeds of $0.9 million, $1.3 million and $0.8 million in the first, second and third quarters of 1993, respectively, and $4.8 million in the second quarter of 1994. These proceeds are from insurance claims related to tornado damage sustained at the corporation's Largo, Florida facility in 1992.

4.   INTELSAT and Inmarsat Share Changes

     The corporation decreased its ownership share of INTELSAT from 20.9% at December 31, 1993 to 20.1% as of September 30,
1994. The corporation received cash proceeds of $12.9 million and has a $0.6 million receivable for the balance due.

     The corporation also decreased its ownership share of Inmarsat from 23.0% at December 31, 1993 to 22.4% as of September
30, 1994. The corporation received cash proceeds of $3.5 million and has a $0.1 million receivable for the balance due.

5.   Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following (in thousands):

                            September 30, 1994   December 31, 1993
                            ------------------   -----------------
    Finished Goods               $  6,343            $  4,705
    Work in Progress                9,287               8,346
    Raw Materials                   5,480               6,277
                                 --------            --------
    Total                        $ 21,110            $ 19,328
                                 ========            ========

6.   Investments

     In June 1994, the corporation acquired approximately a 17% interest in Philippine Global Communications, Inc. (PhilCom), a provider of international communications services in the Philippines, for $42.0 million. The corporation records its share of PhilCom's income or losses using the "equity method" of accounting.

7.   Debt

     In March 1994, INTELSAT issued $200.0 million of 6.625% notes due March 22, 2004. Interest is payable annually in arrears. The corporation has recorded its share of these notes payable.

     The corporation increased its commercial paper program to $200.0 million in March 1994. The corporation had $169.0 million in commercial paper borrowings at September 30, 1994 in addition to the corporation's $2.1 million share of INTELSAT's commercial paper borrowings.

     The corporation repaid the $70.0 million balance of its 9.55% notes in April 1994. This amount was classified as a current liability in the December 31, 1993 balance sheet.

     In July 1994, the corporation filed a shelf registration statement with the SEC to issue up to $200.0 million of debt securities. The corporation also filed a prospectus supplement with the SEC to issue up to $100.0 million of such debt securities under a "medium-term note program." The corporation will issue such notes as needed in the future. The proceeds will be used for general corporate purposes, which may include the repayment of long-term and short-term debt.

8.   Litigation

     As discussed in Note 9 to the corporation's 1993 financial statements, the corporation is engaged in an antitrust suit filed by Pan American Satellite (PanAmSat). Discovery in the suit ended on November 1, 1994, and the corporation plans to file a motion for summary judgment by the end of 1994. In the opinion of management, the complaint against the corporation is without merit and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

     The corporation is defending an intellectual property infringement suit brought by SpectraVision, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries as discussed in Note 9 to the corporation's 1993 financial statements. In November 1994, a federal judge dismissed the remaining patent claim, leaving one copyright issue unresolved. In the opinion of management, the claim is without merit and the ultimate resolution of this issue will not have a material effect on the corporation's financial statements.

     Two shareholder class action lawsuits were filed in Nevada state court in February 1994 challenging the merger between RSi and the corporation as discussed in Note 9 to the corporation's 1993 financial statements. In August 1994, a Nevada state judge rejected the plaintiffs' claims and dismissed the suits.

9.   Change in Accounting for Income Taxes

     Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted by the corporation effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase income by $1.9 million ($0.04 per share) in the first quarter of 1993.

10.  Subsequent Events

     In October 1994, INTELSAT issued $200.0 million of 8.375% notes payable. Interest is payable annually in arrears and the principal is due October 14, 2004. The corporation received its share of the proceeds and will record its share of the long-term debt in the fourth quarter of 1994.

     In October 1994, the corporation announced an agreement to purchase Beacon Communications, a Los Angeles-based film and television production company. The transaction is structured as an asset purchase with payments of approximately $10.0 million in cash, $19.0 million in assumption of existing liabilities, and future cash considerations contingent on the production and performance of motion pictures over the next five years. This purchase is expected to be consummated in the fourth quarter of 1994.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1994


ANALYSIS OF OPERATIONS

Consolidated Operations

     Effective June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi) (see Note 2 to the accompanying financial statements). RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements have been restated to include RSi for all periods prior to the merger.

     Consolidated revenues for the third quarter of 1994 increased $21.5 million and year-to-date revenues increased $49.3 million over the same periods of 1993. All of the corporation's segments reported significant revenue growth in this year's third quarter as compared to the third quarter of 1993. Additionally, all of the segments except for Mobile Communications reported revenue growth in the first three quarters of 1994. Improved results for Mobile Communications in this year's third quarter were not sufficient to offset lower revenues reported in the first half of this year. Some of the revenue improvement is attributable to business interruption insurance income of $4.8 million in the second quarter of 1994 as compared to $3.0 million in the first three quarters of 1993, including $0.8 million in the third quarter of 1993. These proceeds were from insurance claims related to tornado damage sustained at the corporation's Largo, Florida facility in 1992.

     The merger transaction costs (consisting primarily of investment banking and legal fees) and expenses of integrating the operations of the two companies (consisting primarily of employee severance costs) resulted in charges totalling $4.7 million ($4.4 million after tax, or $0.09 per share) in the second and third quarters of 1994. The operations of the merged companies will be further streamlined to achieve efficiencies and to yield operational synergies and cost savings. The corporation will record additional charges related to integration and transition activities in the fourth quarter of 1994.

     Absent the merger costs, operating income for the quarter increased $1.9 million over last year's third quarter. All of the segments except for the Technology Services segment reported increases in operating income in this year's third quarter. The decline in the Technology Services segment is primarily attributable to the business interruption insurance income included in last year's third quarter.

     Year-to-date operating income, absent the merger costs, increased $2.8 million over the first nine months of 1993. This is attributable to higher operating results for the Entertainment and Technology Services businesses offset by some decline in the International Communications and Mobile Communications businesses. The International Communications and Mobile Communications segments reported improved results in this year's third quarter, however, these improvements were not sufficient to offset lower results in the first half of 1994.

     Interest and other income decreased $2.5 million in the third quarter and $3.0 million for the first nine months of 1994, as compared to the same periods last year. Last year's second and third quarters included $1.5 million and $2.6 million, respectively, of proceeds from company-owned life insurance policies. Additionally, the first quarter of 1993 included $2.2 million of costs incurred to prepay $30.0 million of long-term debt in last year's first quarter.

     Net interest expense for 1994 has changed only slightly as compared to the same periods last year.

     The effective income tax rate decreased in 1994 as compared to 1993 due primarily to a one-time charge to income taxes in the third quarter of 1993 for an increase in the federal income tax rate effective July 1993. Most of the $4.7 million merger and integration costs recorded in the second and third quarters of 1994 are not expected to be deductible for income tax purposes. Accordingly, the tax provision includes the effect of deductible expenses only.


Segment Operating Results

     The corporation reports operating results in four segments:
International Communications, Mobile Communications, Entertainment and Technology Services. Beginning with the second quarter of 1994, the corporation reports its entertainment businesses, COMSAT Video Enterprises, Inc., On Command Video Corporation and the Denver Nuggets, in the Entertainment segment. The Denver Nuggets' results were previously reported in Eliminations and Other activities. Results for prior periods have been restated for this change. Revenues and operating income for the Technology Services segment have been retroactively restated to include the operations of RSi. Operating results for each segment have also been restated to reallocate indirect expenses.

Results by Segment (in thousands):

                                    Three Months              Nine Months
                                    Ended Sept 30,          Ended Sept 30,
                                   1994        1993         1994      1993
                                --------------------------------------------
REVENUES
  International Communications  $  67.2     $  61.7     $  195.0   $ 190.1
  Mobile Communications            51.3        47.3        141.4     144.5
  Entertainment                    33.0        26.6        111.9      87.3
  Technology Services (1)          53.7        45.5        170.6     145.3
  Eliminations and Other (2)       (4.4)       (1.8)        (9.8)     (7.4)
                                -------     -------      -------   -------
  Total Revenues                $ 200.8     $ 179.3      $ 609.1   $ 559.8
                                =======     =======      =======   =======
OPERATING INCOME (LOSS)
  International Communications  $  24.0     $  22.5      $  70.6   $  76.0
  Mobile Communications            13.9        12.6         33.8      37.5
  Entertainment                     2.9         2.4          9.4       4.2
  Technology Services (1)(3)        2.0         3.2          9.5       9.1
  Other Corporate (4)              (1.4)       (0.7)        (3.1)     (4.6)
                                -------     -------      -------   -------
  Total Operating Income        $  41.4     $  40.0      $ 120.2   $ 122.2
                                =======     =======      =======   =======


(1) Revenues and operating income for the Technology Services segment include business interruption insurance income of $0.9 million, $1.3 million and $0.8 million in the first, second and third quarters of 1993, respectively, and $4.8 million in the second quarter of 1994.

(2) The elimination of intersegment revenues is reported in Eliminations and Other. For 1993, tenant rental income from the corporation's former headquarters building was also reported here.

(3) Technology Services segment operating income includes merger and integration costs of $4.2 million and $0.5 million in the second and third quarters of 1994, respectively.

(4) Other Corporate principally includes unallocated research and development costs, and in the first quarter of 1993, a $3.3 million charge for costs related to the corporation's move to its new headquarters facility.


International Communications

     The International Communications segment includes the results of COMSAT World Systems (CWS) and COMSAT International Ventures (CIV). Third quarter revenues increased $5.5 million over last year's third quarter. This is primarily attributable to a $3.2 million increase in CWS revenues. This increase is due primarily to the initiation of four new long-term television leases as well as increases in short-term leases and occasional use television revenues due to World Cup Soccer and international crises. CIV's revenues improved $2.3 million over last year's third quarter. This is attributable to improved performance of the corporation's subsidiary in Argentina, and revenues from its Brazilian operations that started in the first quarter of 1994.

     Year-to-date revenues for this segment increased $4.9 million as compared to the same period last year. CWS revenues fell $0.4 million behind 1993's year-to-date revenues. Higher television revenues were more than offset by lower voice revenues. Voice revenues declined due to the continuing conversion of analog circuits to more efficient digital service in addition to reduced rates negotiated with AT&T, MCI and Sprint. CIV's year-to-date revenues grew $5.3 million over the first nine months of 1993 due primarily to its operations in Argentina and Brazil.

     Operating income for the segment increased $1.5 million in the third quarter as compared to the same quarter last year.
This is primarily attributable to the growth in CWS revenues offset somewhat by higher satellite depreciation expense and capitalized interest amortization. The first INTELSAT VII series satellite became operational in the fourth quarter last year and the second satellite became operational in the third quarter this year. CIV's operating results improved slightly comparing the third quarters of 1994 and 1993.

     Segment operating income for the first nine months of the year decreased $5.4 million versus the first nine months of 1993. This segment's improved results in the third quarter of 1994 did not overcome lower results for the first half of this year. Higher satellite depreciation and amortization costs for CWS outpaced revenue gains. CIV's year-to-date results have remained at approximately the same levels as 1993, as management, administrative and operating expenses related to new and existing ventures have kept pace with the growing revenues.

Mobile Communications

     Mobile Communications segment third quarter revenues increased $4.0 million over last year's third quarter. Digital traffic increased 16% as the number of digital terminals in the marketplace grew to more than 3,000. Additionally, revenues from service contracts with IDB and AMSC increased over last year.

     Year-to-date revenues fell $3.1 million below last year's level. Telephone and telex revenues declined in part due to carrier rate reductions instituted late last year. In addition, the first nine months of 1993 included record traffic volumes due to international events such as the conflict in Somalia.

     Third quarter operating income increased $1.3 million over the third quarter of 1993. Revenue increases were partially offset by increases in cost of sales related to higher traffic volumes. Year-to-date operating income fell $3.7 million below the first nine months of 1993. This is attributable to lower revenues for this period in addition to increased depreciation related to upgrades to earth stations and a new Inmarsat headquarters building.

Entertainment

     Third quarter revenues increased $6.4 million and year-to-date revenues increased $24.6 million as compared to the same periods last year. This is largely attributable to the growth in hotel rooms equipped with the On Command Video (OCV) system, partly offset by a decline in revenues from hotel rooms using the Satellite Cinema system. The number of rooms equipped with the OCV system has almost doubled since the third quarter of 1993. The Satellite Cinema rooms installed have declined since 1993, primarily as many of these rooms have been converted to the newer system. Revenues for the Denver Nuggets grew $0.9 million in the third quarter and $7.5 million in the first nine months of 1994 as compared to the same periods last year. These improved results are attributable to higher ticket sales and advertising revenues for the regular season games plus the twelve playoff games in the second quarter of 1994 when the Nuggets advanced to the second round of the National Basketball Association playoffs.

     Operating income for the quarter increased $0.5 million and year-to-date operating income increased $5.2 million over the same periods last year. These improved operating results are mainly attributable to the growth in profits from video distribution services in addition to the Nuggets playoff results in the second quarter of 1994.


Technology Services

     Revenues grew $8.2 million in the third quarter of 1994 as compared to the third quarter of 1993. Revenues for the first nine months of 1994 grew $25.3 million over the same period last year. Revenues include business interruption insurance income of $0.9 million, $1.3 million and $0.8 million in the first, second and third quarters of 1993, respectively, and $4.8 million in the second quarter of 1994. The insurance proceeds stem from tornado damage to the corporation's facility in Largo, Florida in 1992. The $4.8 million recorded in this year's second quarter was the final settlement with the insurance company.

     Absent the insurance income, the growth in revenues was primarily due to increased exports of commercial earth station products, primarily projects in Cote d'Ivoire (Ivory Coast), Peru and Guatemala, a major cellular installation project in Argentina, and sales of satellite communications equipment for the U.S. Government's MILSTAR program. The Argentina contract was substantially completed in the second quarter of 1994; the Guatemala and Peru contracts will be substantially completed in the fourth quarter of 1994; and the Cote d'Ivoire contract will be substantially completed in the first quarter of 1995. These increases were partially offset by a decline in revenues under some long-term U.S. Government contracts for radar and navigation antennas.

     Merger transaction and integration costs totalling $4.2 million and $0.5 million were charged to the operations of the Technology Services segment in the second and third quarters of 1994, respectively. Absent these charges, operating income declined $0.6 million in the third quarter and grew $5.1 million in the first nine months of 1994 as compared to the same periods last year. Higher revenues in the third quarter were offset by overruns on certain contracts and the absence of insurance income in the third quarter of 1994. The improved year-to-date results are primarily attributable to the operating margins on higher contract revenues and the increased business interruption insurance income.

Outlook

     The corporation expects 1994 earnings to grow less than ten percent. In addition, the corporation has announced plans to make significant investments in long-term growth opportunities in the International Communications, Mobile Communications and Entertainment segments in 1995. As a result of this and other factors discussed below, the corporation will not achieve double digit growth in earnings for 1995.

     The corporation expects that the International Communications segment will continue to see growth in CWS circuits. However, 1994 will see a slight reduction in operating income in the fourth quarter compared to the third quarter due to the expiration of several broadcast leases and the one-time impact of a small downsizing. In the beginning of 1995, CWS will implement a scheduled rate reduction of about ten percent on approximately half of its voice circuits. The corporation is optimistic that continued circuit and television lease growth will offset these rate cuts as we move further into the new year. The corporation expects growth to continue in CIV's ventures and has announced plans to invest up to $200 million in international ventures in 1995. CIV will continue to concentrate on emerging countries to establish high growth regional franchises and use COMSAT's presence in these ventures to market a broad range of COMSAT products and services.

     The corporation is optimistic that the third quarter growth in traffic in the Mobile Communications segment will continue. Growth will be helped by the increased availability of digital terminals. Almost 300 new digital Standard M terminals per month are being commissioned, which should help sustain growth in digital traffic. Mobile Communications will continue to face competition which will keep revenue and earnings growth at lower than historical growth rates. The corporation has announced two important developments in the Mobile Communications business. First, Mobile Communications will develop a laptop size, six pound "mini-M" terminal for use by mid-1996. This terminal will provide a bridge from the briefcase-size terminals of today to the small hand held satellite terminals expected by the year 2000. The investment of up to $50 million is intended to lead to on-time availability of low-cost Standard M terminals to maximize the continuing investment in the next generation of Inmarsat satellites. Second, the corporation is planning to invest in the proposed

Inmarsat-P satellite system being designed to compete in the global hand-held service market. The competition, which is scheduled to occur in the year 1998 and beyond, is expected to come primarily from the Motorola-led Iridium system. Depending on the commitment of other key investors, the overall strategic plan and the timing of necessary U.S. government approvals, the corporation may invest up to fifteen percent of the estimated $1.5 billion in equity funding required for the project.

     Revenues and earnings are expected to continue to increase from the hospitality and sports side of the Entertainment segment for the remainder of 1994 and throughout 1995. Installation of OCV systems in hotels continues with a total of over 250,000 rooms now installed. However, beginning in 1995, the Entertainment segment will experience an expected $12 million decline in revenues and operating income associated with beginning a five year extension of the long-term NBC distribution contract. This decline will be partially offset in 1995 by the third quarter receipt of about $9 million representing the Nuggets' share of new franchise fees associated with the NBA's expansion into Toronto and Vancouver, Canada. The corporation has also announced plans to expand its entertainment businesses. The corporation has agreed to acquire the assets of Beacon Communications Corp., a Los Angeles-based independent film and television production company. This acquisition is expected to be consummated in the fourth quarter of 1994. In addition, the corporation plans to construct a state-of-the-art sports and entertainment complex near downtown Denver in a 50-50 partnership with The Anschutz Corporation. The facility would seat 19,000 and be scheduled to open for the 1997-98 NBA season if city approval is received, as expected, by the end of 1994 or early in 1995. The new facility would help maximize the value of the corporation's investment in the Denver Nuggets through the generation of additional revenues. It would also allow the corporation and certain potential investors to pursue a National Hockey League franchise for Denver.

     In the Technology Services segment, COMSAT RSI expects that its revenues and operating income (excluding merger costs and insurance income) may decline slightly over the next several quarters as it completes several large international contracts and makes adjustments in its operations brought on by the merger in June 1994. The nature of this division's earth station systems integration business makes it susceptible to quarterly fluctuations in revenues and earnings due to the significant impact of a few large orders. The large international contracts referred to above, for instance, accounted for 20.4% and 17.8% of the division's revenues for the three and nine month periods ended September 30, 1994, respectively. COMSAT RSI has experienced longer than expected delays in booking certain international orders to fill the gap created by the completion of these orders. However, with its newly-acquired manufacturing capabilities, a more complete earth station product line, and the ability to leverage the unique technical strengths of COMSAT Laboratories, COMSAT RSI is poised to compete even more aggressively in both commercial and government markets, and its customer base should continue to grow. The corporation is optimistic that this will lead to additional bookings in the near future. This division is also considering further investments in the area of wireless systems to support the growing worldwide demand for advanced cellular and personal communications networks. Additional integration and transition expenses will be necessary in the fourth quarter of 1994 which may further improve the long-term profitability and competitiveness of the division.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first three quarters of 1994 were operations, borrowings and proceeds from the decreases in INTELSAT and Inmarsat ownership. Cash was expended primarily for property and equipment, investments in businesses, repayment of long-term debt and quarterly dividends.

     The corporation's working capital deficit increased $5.5 million from December 31, 1993 to September 30, 1994. This is attributable to a $2.2 million increase in current liabilities and a decrease in current assets of $3.3 million. Current assets decreased primarily due to a decline in prepaid expenses and other current assets. The increase in current liabilities is primarily due to a $123.8 million increase in commercial paper borrowings, $70.0 million of which was used to repay the balance of the corporation's 9.55% notes (see Note 7 to the accompanying financial statements). Amounts due to related parties decreased $33.1 million primarily due to the repayment of an advance from INTELSAT with the proceeds of long-term notes as discussed below. Additionally, accounts payable and accrued liabilities decreased $21.0 million primarily because of a reduction in deferred revenues related to the Denver Nuggets. Receipts for season tickets are recorded as deferred revenues and recognized as games are played.

     In March 1994, INTELSAT issued $200.0 million of 6.625% notes. The corporation has recorded its $40.4 million share of the long-term debt. Proceeds from the debt were primarily used to repay an advance from INTELSAT which was included in amounts due to related parties on the December 31, 1993 balance sheet.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's borrowing activities, as regulated by the Federal Communications Commission, allow long-term borrowings up to 45% of total capital (long-term debt plus equity) and $200.0 million of short-term debt. The corporation has established a $200.0 million commercial paper program. As of September 30, 1994, the corporation had $169.0 million in commercial paper borrowings in addition to the corporation's $2.1 million share of INTELSAT's commercial paper borrowings.

     In July 1994, the corporation filed a shelf registration statement with the SEC to issue up to $200.0 million of debt securities. The corporation also filed a prospectus supplement with the SEC to issue up to $100.0 million of such debt securities under a "medium-term note program." The corporation will issue such notes as needed in the future. The proceeds will be used for general corporate purposes, which may include the repayment of long-term and short-term debt.

     In October 1994, INTELSAT issued $200.0 million of notes payable. The corporation has received its share of the proceeds and will record its share of the long-term debt in the fourth quarter of 1994.

                                  Part II
                             OTHER INFORMATION


Item 1.   Legal Proceedings
          See Note 8 on page 8 of this Form 10-Q incorporated herein by reference.

Item 2.   Change in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   (a)  Exhibits
               No. 11 - Computation of Earnings Per Share

          (b)  Reports on Form 8-K
               (i)  Report on Form 8-K dated July 12, 1994,
                    filing a press release reporting that the audit by the FCC of the corporation's participation in Inmarsat and the corporation's earnings in 1991 and 1992 has been completed.

               (ii) Report on Form 8-K (as amended on Form 8-K/A)
                    dated July 15, 1994, filing a press release announcing the corporation's financial results for the quarter ending June 30, 1994.

               (iii) Report on Form 8-K (as amended on Form 8-K/A) dated July 19, 1994, reporting Supplemental Quarterly Income Statements for 1992 and 1993 as restated for the merger with Radiation Systems, Inc. accounted for as a pooling of interests.

                                SIGNATURES



     Pursuant to the requirements on the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                            COMSAT Corporation



                       By ________________________
                              Allen E. Flower
                                Controller




Date:  November 14, 1994

Exhibit 11

COMSAT CORPORATION
COMPUTATION OF EARNINGS PER SHARE
(in thousands, except per-share amounts)


                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                      --------------------------------  ------------------------------
                                             1994           1993             1994           1993
                                             ----           ----             ----           ----
PRIMARY
Earnings:
   Income Before Cumulative Effect
      of Accounting Change                  $21,398        $19,445          $63,196        $63,018
   Cumulative Effect of Accounting
      Change                                      -              -                -          1,925
                                            -------        -------          -------        -------
   Net Income                               $21,398        $19,445          $63,196        $64,943
                                            =======        =======          =======        =======

Shares:
   Weighted Average Number of Common
      Shares Outstanding                     46,650         46,351           46,538         46,228
   Add - Shares Issuable from Assumed
      Exercise of Options                       806            782              776            749
                                            -------        -------          -------        -------
   Weighted Average Shares                   47,456         47,133           47,314         46,977
                                            =======        =======          =======        =======

Primary Earnings Per Share:
   Before Cumulative Effect of
      Accounting Change                       $0.45          $0.41            $1.34          $1.34
   Cumulative Effect of Accounting
      Change                                      -              -                -           0.04
                                            -------        -------          -------        -------
   Net Income                                 $0.45          $0.41            $1.34          $1.38
                                            =======        =======          =======        =======

ASSUMING FULL DILUTION
Earnings:
   Income Before Cumulative Effect
      of Accounting Change                  $21,398        $19,445          $63,196        $63,018
   Cumulative Effect of Accounting
      Change                                      -              -                -          1,925
                                            -------        -------          -------        -------
   Net Income                               $21,398        $19,445          $63,196        $64,943
                                            =======        =======          =======        =======

Shares:
   Weighted Average Number of
      Common Shares Outstanding              46,650         46,351           46,538         46,228
   Add - Shares Issuable from Assumed
      Exercise of Options                       827            795              850            805
                                            -------        -------          -------        -------
   Weighted Average Shares                   47,477         47,146           47,388         47,033
                                            =======        =======          =======        =======

Fully Diluted Earnings Per Share:
   Before Cumulative Effect of
      Accounting Change                       $0.45          $0.41            $1.33          $1.34
   Cumulative Effect of Accounting
      Change                                      -              -                -           0.04
                                            -------        -------          -------        -------
   Net Income                                 $0.45          $0.41            $1.33          $1.38
                                            =======        =======          =======        =======