Form 10-Q/A
period 1994-09-30
COMSAT CORP
filed 1994-11-23
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q/A


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


     46,700,000 shares of the Registrant's common stock were outstanding as of September 30, 1994.

                                  Part II
                             OTHER INFORMATION


Item 6.   (a)  Exhibits
               No. 11 - Computation of Earnings Per Share
               No. 27 - Financial Data Schedule

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




                            COMSAT Corporation



                       By   /s/Allen E. Flower
                             Allen E. Flower
                                Controller

Date:  November 23, 1994