Form 10-K
COMSAT CORP
filed 1995-03-30
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

				FORM 10-K

	    Annual Report Pursuant to Section 13 or 15(d) of
		    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994     Commission file number 1-4929

			    COMSAT Corporation

	  (Exact name of registrant as specified in its charter)

	     District of Columbia              52-0781863
	(State or other jurisdiction of     (I.R.S. Employer
	incorporation or organization)     Identification No.)

	     6560 Rock Spring Drive, Bethesda, MD  20817
	      (Address of principal executive offices)

    Registrant's telephone number, including area code:  (301) 214-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
Common Stock, without par value     New York Stock Exchange
				    Chicago Stock Exchange
				    Pacific Stock Exchange

	Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant was $832 million based on a closing market price of $17-7/8 per share on March 1, 1995, as reported on the composite tape for New York Stock Exchange listed issues.

47,055,846 shares of Common Stock, without par value, were outstanding on February 28, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

					  Part of the Form 10-K into which
Title                                       the document is incorporated
-----                                     --------------------------------
COMSAT - Annual Meeting of Shareholders -            Part III
Notice and Proxy Statement - 1995

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I

Item 1. Business

GENERAL INFORMATION

Business Segments

	COMSAT Corporation (COMSAT, the Corporation or Registrant) has four business segments: International Communications, Mobile
Communications, Entertainment and Technology Services.

	International Communications consists of COMSAT World Systems, which provides satellite communications services using the satellite system of the International Telecommunications Satellite Organization (INTELSAT), and COMSAT International Ventures, which operates and invests in telecommunications ventures internationally. Mobile Communications consists of COMSAT Mobile Communications, which provides satellite communications services using the satellite system of the International Maritime Satellite Organization (Inmarsat). Entertainment consists of COMSAT Video Enterprises, Inc. and the Corporation's majority ownership interest in On Command Video Corporation, which provide entertainment services to the hospitality industry throughout the United States and domestic video distribution services to television networks, the Denver Nuggets, a franchise of the National Basketball Association, and Beacon Communications Corp., a producer of theatrical films and television programming. Technology Services consists of COMSAT RSI, Inc., which designs, manufactures, and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses, and provides turnkey voice, video and data communications networks and products, and communications and information services worldwide, and COMSAT Laboratories, the Corporation's center for applied research and technology development.

	The revenues, operating income (loss) and assets of the Corporation, by business segment, for each of the last three years are shown in Note 15 to the 1994 Financial Statements.

	The Corporation had 2,894 employees on December 31, 1994.
None of the employees is represented by a labor union, except for approximately 23 employees working for COMSAT RSI, Inc. on a 100-meter radio telescope.

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

Government Regulation

	Under the Satellite Act, the International Maritime Satellite Telecommunications Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications
Act), COMSAT is subject to regulation by the FCC with respect to its COMSAT World Systems and COMSAT Mobile Communications services and the rates charged for those services. FCC decisions and policies have had and will continue to have a significant impact on the Corporation. For a discussion of these matters, see Notes 8 and 9 to the 1994 Financial Statements.

INTERNATIONAL COMMUNICATIONS

	The International Communications segment consists of the FCC rate-regulated business of COMSAT World Systems, and COMSAT
International Ventures.

COMSAT World Systems

	Services. COMSAT World Systems provides satellite capacity for telephone, data, video and audio communications services between the United States and the rest of the world using the global network of INTELSAT satellites. COMSAT World Systems' customers include U.S. international communications common carriers, private network providers, multinational corporations, U.S. and international broadcasters, newsgathering organizations, digital audio companies and the U.S. government.

	The largest portion of COMSAT World Systems revenues comes from leasing full-time voice grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are AT&T Corporation (AT&T), MCI International Inc. (MCI) and Sprint Communications Company (Sprint). COMSAT World Systems offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. More than 91.3% of all eligible voice-grade half-circuits are now under such commitments.

	COMSAT World Systems voice and data services are primarily digital, which provides higher quality transmissions than analog services. COMSAT World Systems International Digital Route (IDR) service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. The carriers apply techniques to such circuits that permit a single digital circuit to handle multiple telephone calls simultaneously.

	For private line customers, COMSAT World Systems offers an all-digital International Business Service (IBS), as well as an international VSAT (Very Small Aperture Terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video-conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year-end 1994, approximately 54% of COMSAT World Systems IBS traffic was covered by long-term commitments. COMSAT World Systems has established international VSAT networks to both Latin America and Europe. Using on-premise antennas as small as
1.8 meters in combination with the high-power satellites in the INTELSAT network, international corporations can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications.

	To the growing international broadcasting community, COMSAT World Systems provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the launch in 1992 of the INTELSAT K satellite over the Atlantic Ocean and the launch of the INTELSAT VII satellites discussed under "INTELSAT Satellites" in Item 2, Properties, on page 20, COMSAT World Systems has expanded the availability of high-power, flexible capacity for broadcasters and satellite newsgatherers. In particular, COMSAT World Systems introduced a flexible digital television service and a digital audio service to attract new customers using digital compression in the broadcast industry to satellite broadcasting.

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

	In January 1992, COMSAT World Systems filed a petition for rulemaking with the FCC seeking incentive-based regulation of its multi-year, switched-voice services for carriers. The petition requests a regulatory framework to replace traditional rate-base regulation and enable COMSAT World Systems to respond more effectively to competitive market forces. This framework would have three parts: (1) COMSAT World Systems would agree to cap its prices for existing multi-year, switched-voice services at the reduced rates that went into effect on January 1, 1992; (2)
COMSAT World Systems could lower its rates for these services on 14 days notice, and those rates would be presumed lawful as long as they were above its average variable costs (i.e., streamlined tariff review); and (3) multi-year, switched-voice services would no longer be subject to annual rate-of-return reviews, although they would still be subject to review in the event of a customer complaint. The FCC has not yet taken action on this petition. As a result, in July 1994, COMSAT World Systems filed a Petition for Partial Relief. This petition requested expedited FCC action to approve streamlined tariff review for all of COMSAT World Systems' INTELSAT satellite services. The petition was also accompanied by an extensive economic study which concluded that COMSAT World Systems faces substantial effective competition in all geographic and service market segments from existing and planned fiber optic cables and separate satellite facilities, and that its access to the INTELSAT system does not confer upon COMSAT World Systems any market power in the provision of transoceanic telecommunications facilities.

	In 1993 and 1994, COMSAT World Systems entered into new inter-carrier contracts with each of its three largest customers, AT&T, MCI and Sprint. Pursuant to those contracts, COMSAT World Systems further reduced its rates for 10- and 15-year IDR and TDMA digital "base" circuits activated prior to January 1, 1992, and also reduced its rates beginning in 1996 for 7-year and longer IDR and TDMA circuits activated after January 1, 1992. In addition, the contracts provided AT&T and Sprint with leases and with options to lease capacity from COMSAT World Systems in 36 MHz increments under specified rates, terms and conditions.

	Approximately 30% of the Corporation's consolidated revenues in 1994 were derived from COMSAT World Systems services (32% in 1993, 37% in 1992). Approximately 9% of the Corporation's consolidated revenues in 1994 were derived from COMSAT World
Systems services to AT&T. Also in 1994, COMSAT World Systems' three largest customers, AT&T, MCI and Sprint were the source of approximately 31%, 18% and 8%, respectively, of COMSAT World
Systems revenues.

	Competition. COMSAT World Systems competes with operators of high capacity fiber-optic and other submarine cables in service along major traffic routes worldwide. COMSAT World
Systems' major carrier customers (including its three largest customers, AT&T, MCI and Sprint) are co-owners of submarine cables.

	Under the Satellite Act and FCC orders, COMSAT is the only U.S. entity that may provide international space segment services to customers using INTELSAT satellites. In 1985 the FCC authorized the establishment of separate international communications satellite systems that would compete with INTELSAT, subject to certain restrictions that are being phased out. For a discussion of separate satellite systems competition to COMSAT World Systems, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the 1994 Financial Statements.

	INTELSAT. INTELSAT is a 135-nation organization headquartered in Washington, D.C. It operates under two agreements: (1) an intergovernmental agreement; and (2) an operating agreement signed by each nation's government or designated telecommunications entity (Signatory). COMSAT is the U.S. Signatory. It represents the United States in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

	Each Signatory has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. The investment shares are readjusted as of March 1 of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 19.12% as of March 1, 1995 (20.2% as of March 1, 1994; 21.8% as of March 1, 1993).

	Signatories also pay INTELSAT for their use of the satellite system. While INTELSAT has targeted a pretax cumulative rate of return of 20% on Signatory's capital used by another Signatory or from non-owners who use the satellite system, COMSAT expects to receive an actual pretax cumulative rate of return of between 16% to 18% on its capital investment after appropriate accounting adjustments. COMSAT World Systems realized revenue from its INTELSAT ownership, net of use charges paid, of $25.4 million in 1994. This net revenue is reflected in COMSAT World Systems revenue requirements for FCC ratemaking purposes.

	At December 31, 1994, total INTELSAT Owners' Equity was approximately $1,693 million, and INTELSAT's outstanding contractual commitments totaled approximately $1,749 million.

	In each of 1989 through 1994, the Corporation entered into agreements with INTELSAT to place COMSAT World Systems FM, digital bearer, IBS and video traffic on the INTELSAT system under long-term commitments.

	Under the INTELSAT agreements, the member nations that authorize international satellite systems separate from INTELSAT are required to ensure that such systems are technically compatible with the INTELSAT system and will not cause significant economic harm to the INTELSAT system. During 1990, INTELSAT initiated certain reforms to its process for coordinating with these separate satellite systems, which reforms were superseded in November 1992 and again in October 1994.
Under the streamlined procedures approved in 1992, carriage by separate systems of any amount of traffic or services not interconnected to the public switched network and of up to 1,250 circuits of public switched traffic per satellite is presumed not to cause significant economic harm to the INTELSAT system. The 1,250 circuits threshold was raised in 1994 to 8,000 circuits of public switched traffic per satellite. In addition, in 1994 INTELSAT approved further liberalization of coordination procedures with a view toward eliminating the economic harm test in the 1996-98 timeframe. For a discussion of separate satellite systems competition to COMSAT World Systems, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the 1994 Financial Statements.

	The Corporation is a strong advocate of the privatization of INTELSAT, based upon management's belief that only if INTELSAT is converted into a commercial entity responsible to shareholders rather than member nations will it be competitive in the dynamic telecommunications markets of tomorrow. In 1994, the United
States Government formally endorsed the privatization of INTELSAT. Intergovernmental proceedings under the procedures of INTELSAT are now underway to debate privatization and other possible alternative structures favored by other member nations of the organization.

COMSAT International Ventures

	COMSAT International Ventures (CIV) manages investments in a group of companies that provides a variety of telecommunications services throughout the world, including private-line and public switched services. CIV is also actively engaged in the development of prospective international telecommunications opportunities, and its existing and prospective ventures are typically located in markets that the Corporation expects to be the world's emerging, high growth telecommunications markets.

	As of March 1, 1995, CIV manages investments in a total of 13 ventures in Latin America, Asia, Europe, Russia and other countries of the Commonwealth of Independent States (the CIS).
CIV ventures take various forms, including minority equity investments, joint ventures and wholly-owned subsidiaries. Customers of these ventures include U.S. and foreign multinational corporations, and domestic (non-U.S.) companies operating in their own countries.

	CIV continued to develop new investment opportunities around the world in 1994. In particular, CIV initiated service in Brazil, and its Venezuelan venture continued to explore opportunities to provide communications services in that country. CIV also increased its investment in BelCom, Inc., a company providing telecommunications services in Russia and other CIS countries, to majority ownership, making BelCom one of several
CIV ventures whose results were consolidated in 1994. Further, CIV expanded its European and Middle Eastern presence by concluding a revenue sharing agreement with the Government of Turkey to provide VSAT services, and by purchasing a minority stake in Viatel, Inc., a U.S.-based telecommunications company whose primary activity is the international resale of voice telephony and value-added services in Europe. CIV also extended its operations to the Pacific region, through the acquisition of a minority equity share of Philippine Global Communications, Inc. (PhilCom), a full-service telecommunications company in the Philippines. CIV expects to continue to expand its existing businesses and to develop investment opportunities in other markets of the world.

	CIV operates in numerous and diverse markets. Consequently, the level of competition in the countries where CIV's ventures conduct business varies considerably. In some countries there is full competition, and in others competition is limited. The competitive conditions faced by each venture are the result of differing regulatory policies, as well as economic and market conditions, in the particular country in which a venture operates. Because CIV's ventures operate in some of the world's most dynamic markets, the competitive environment faced by these ventures is subject to constant change.

MOBILE  COMMUNICATIONS

	The Mobile Communications segment consists of the FCC-regulated business of COMSAT Mobile Communications.

COMSAT Mobile Communications

	COMSAT Mobile Communications provides satellite telecommunications services for maritime, aeronautical and land mobile applications, using the Inmarsat satellites and COMSAT's land earth stations in Connecticut, California, Malaysia and Turkey, which serve the Atlantic, Pacific and Indian Ocean Regions, respectively. These stations enable COMSAT Mobile Communications to offer global coverage for its services. There are currently more than 40,000 mobile terminals operating in the Inmarsat system. As described below, COMSAT Mobile Communications provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

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

	In 1992, COMSAT Mobile Communications initiated its two new digital services, Inmarsat-B and Inmarsat-M, in the Atlantic and Pacific Ocean Regions. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. COMSAT Mobile Communications also introduced a multi-channel version of Inmarsat-M service that allows cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers. In 1994, COMSAT Mobile

Communications opened a new land earth station in Malaysia to provide these new digital services to the Indian Ocean Region.

	Aeronautical Services. COMSAT Mobile Communications provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and, prospectively, air traffic control.

	By an FCC Report and Order issued in 1989, COMSAT was authorized (1) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (2) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a non-exclusive basis; and (3) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated as the sole provider of certain domestic aeronautical satellite services. However, COMSAT Mobile Communications has been authorized by the FCC to provide domestic aeronautical satellite services on an interim basis until the commercial deployment of AMSC's satellite, which AMSC expects to occur in early 1995.

	Customers of COMSAT Mobile Communications for aeronautical services include airline service providers, commercial airlines, government aircraft and owners and operators of corporate aircraft.

	COMSAT Mobile Communications began providing aeronautical services in 1990 with a data service for cockpit communications on commercial flights under a 10-year agreement with Aeronautical Radio, Inc., an airline-owned service organization. In 1991, COMSAT Mobile Communications began providing aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 500 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

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

	In 1993, COMSAT signed a service agreement with United Airlines to provide satellite communications services for passengers, including telephone, fax and data transmission on approximately 74 aircraft, once such aircraft are equipped with satellite terminals. In 1994, COMSAT was selected by Air Canada to provide passenger voice service on 16 aircraft.

	Land Mobile Services. COMSAT Mobile Communications provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

	COMSAT Mobile Communications land mobile services are currently available using transportable versions of Inmarsat's Standard-A and Standard-B mobile earth station (telephone, facsimile, data, and telex), a briefcase-size Standard-M terminal and a smaller data-only Standard-C terminal through COMSAT Mobile Communications' C-Link(sm) service. C-Link service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. The briefcase-size Standard-M terminals provide a more portable and less expensive telephone service for international travelers, the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available. COMSAT Mobile Communications is developing a six pound, laptop computer sized "mini-M" terminal which is expected to be available in 1996.

	COMSAT is not regularly authorized to provide domestic land mobile services. However, it is providing Inmarsat satellite capacity to AMSC, the authorized U.S. domestic land mobile entity, for an interim service pending the launch of AMSC's own satellite, and it is providing interim domestic service to certain other end users under special temporary authority from the FCC.

	Revenues. Approximately 23% of the Corporation's consolidated revenues in 1994 were derived from COMSAT Mobile
Communications (25% in 1993, 23% in 1992).  No single customer of
COMSAT Mobile Communications provided more than 10% of the Corporation's consolidated revenues in 1994.

	Competition. Under the Inmarsat Act, COMSAT is the sole U.S. operating entity and investor in the Inmarsat system.
COMSAT Mobile Communications competes for maritime, land mobile and aeronautical communications business with other Inmarsat Signatories operating land earth stations and with IDB Mobile Communications, Inc. (IDB), another carrier, co-owned by the Canadian signatory to Inmarsat, which provides maritime, land mobile and aeronautical services through its own U.S. land earth stations, using Inmarsat satellite capacity obtained from COMSAT Mobile Communications, as well as through foreign earth stations on the ship-to-shore direction (and on the shore-to-ship direction in the Indian Ocean region). COMSAT Mobile Communications also competes for maritime communications business with operators of cellular radio services, high frequency radio services and fixed C-band satellites, domestic and international, and, when launched, the FCC-licensed low earth orbit, or "Big Leo", satellite systems of Iridium, GlobalStar and Odyssey. These competitive forces continue to exert downward pressure on COMSAT Mobile Communication's pricing for services provided through the Inmarsat system.

	In November 1993, the FCC authorized AT&T to provide shore-to-ship Inmarsat service under an agreement with COMSAT Mobile Communications whereby COMSAT Mobile Communications is indicated in AT&T's tariff as a "participating carrier" and pursuant to which COMSAT Mobile Communications reduced its charge for space and ground segment to AT&T by more than 20%. In December 1993, AT&T filed a new application to provide "branded end-to-end" Standard A mobile satellite service in the ship-to-shore direction. In February 1994, COMSAT opposed this application, arguing that it is contrary to the Inmarsat Act. The FCC has not acted on this matter.

	In December 1994, IDB filed two applications seeking authority to provide two new digital services, Inmarsat-M and Inmarsat-B, to maritime and land mobile users through foreign earth stations in the shore-to-ship direction in the Atlantic and Pacific Ocean regions. COMSAT filed a petition to deny both applications. In that proceeding, IDB is contending that the Inmarsat Act allows U.S. carriers to use Inmarsat earth stations and space segment outside of the United States for U.S.- originating traffic, a position COMSAT is opposing. The FCC has not yet ruled on the IDB applications.

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

	Inmarsat. Inmarsat is a 76-nation organization headquartered in London, England. It operates under two agreements: (1) an intergovernmental convention; and (2) an operating agreement signed by each nation's government or designated telecommunications entity (Signatory). COMSAT is the U.S. Signatory. It represents the United States in Inmarsat, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

	Each Signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are readjusted as of February 1 of each year to approximate the Signatories' respective portions of the total use
of the Inmarsat space segment for the previous year.   COMSAT's
investment share, the largest in Inmarsat, was 24.1% as of February 1, 1995 (22.5% as of February 1, 1994; 23.1% as of February 1, 1993).

	At December 31, 1994, total Inmarsat Owners' Equity was approximately $660 million, including undistributed compensation for use of capital totaling approximately $132 million, and Inmarsat's outstanding contractual commitments totaled approximately $493 million.

	The Corporation is a strong advocate of the privatization of Inmarsat, based upon management's belief that if Inmarsat is converted from a treaty organization into a commercial enterprise responsible to shareholders it will be more competitive in the dynamic telecommunications markets of tomorrow.
Intergovernmental proceedings under the procedures of Inmarsat are now underway to debate privatization and other possible alternative structures favored by other member nations of the organization.

	Inmarsat-P. As part of the Corporation's international telecommunications strategy, COMSAT Mobile Communications has responsibility for the Corporation's investment of $147 million in Inmarsat-P, a newly created company formed outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system. Inmarsat signatories interested in investing in hand-held satellite communications can invest in Inmarsat-P in concert with other prospective strategic investors. Inmarsat-P's intermediate circular orbit (ICO) satellite system is to have 12 satellites and is expected to begin service in 1999 and be fully operational by the year 2000. Inmarsat-P users will be able to communicate worldwide using hand-held units similar to cellular phones. The units are expected to cost less than $1,000 and operate through both satellite and cellular links.

	To ensure a leading position as a wholesaler of the Inmarsat-P satellite service, the Corporation plans to invest $94 million directly, $20 million through COMSAT Argentina and approximately $33 million through Inmarsat. The investment through COMSAT Argentina supports the Corporation's strategy of positioning itself in major emerging markets, where the demand for hand-held communications is expected to be the greatest.

ENTERTAINMENT

	The Entertainment segment consists of COMSAT Video Enterprises, Inc. (CVE), a wholly owned subsidiary of the Corporation; On Command Video Corporation (OCV), a majority-owned subsidiary that developed and markets a proprietary on-demand video entertainment and information system for the lodging industry; the Denver Nuggets, a franchise of the National Basketball Association (NBA); and Beacon Communications, Corp., (Beacon Communications), a wholly owned subsidiary which produces theatrical films and television programming.

	CVE and OCV provide in-room entertainment and information services to the hospitality industry throughout the United States, Canada and the Caribbean. The services to the hotels consist of pay-per-view feature films, free-to-guest programming (such as Showtime, HBO, ESPN, The Disney Channel, CNN and TBS, among others), and pay-per-view sports and entertainment special events. OCV's pay-per-view film service is on-demand and its system also provides interactive in-room services such as folio review and guest check out. CVE's pay-per-view service is provided using OCV's on-demand system in certain hotel customers and a scheduled, satellite-broadcast service to the remainder of its hotel customers. At December 31, 1994, CVE and OCV had a customer base installed or under contract of approximately 2,400 hotels and approximately 550,000 rooms, including hotels in each major hospitality chain.

	In 1994, CVE raised its ownership of OCV from 73.5% to 79.7% through purchases of common stock from minority stockholders and of additional common stock from OCV. Beginning with the third quarter of 1992, OCV's financial results have been consolidated with CVE. Previously, this investment was accounted for using the equity method.

	In COMSAT's 1992 restructuring, the Corporation's video distribution business was transferred to CVE, which allowed CVE to capitalize on certain operational synergies. CVE management's focus was directed to rapidly install upscale hotel properties using the OCV product. This refocus rendered significant property and equipment obsolete which had been purchased for CVE's mid-priced hotel business and this property and equipment was written down in the 1992 restructuring charges. For a further discussion of the restructuring, see Note 14 to the 1994 Financial Statements.

	All of the Corporation's domestic video distribution services and products have been consolidated within CVE. This includes the distribution of network television programming of the National Broadcasting Company (NBC) via satellite to NBC affiliate stations nationwide pursuant to a service contract which runs to 1999.

	The Denver Nuggets are one of 27 franchises in the NBA. In 1995, the NBA is expected to add two expansion teams. During
1992, the Corporation acquired the partnership shares it did not already own and has consolidated the partnership results with the Corporation beginning with the third quarter of 1992.
Previously, this investment was accounted for using the equity method. In the second quarter of 1994, the partnership results were moved from Eliminations and Other to the Entertainment segment. Results for prior periods were restated to reflect this change. In connection with its Nuggets ownership, CVE owns one-third of Mountain Mobile Television, LLC, a company which produces television broadcasts of sports events, including the Nuggets basketball games.

	In January 1995, a proposed joint venture between CVE and The Anschutz Corporation reached an agreement-in-principle with the City and County of Denver, Colorado for the construction of a new sports and entertainment complex in downtown Denver. Construction of the new complex is conditioned on the negotiation of final agreements with the City and the current owner of the land. If the new arena is constructed, the Nuggets would begin playing there in the 1997-1998 NBA season. For a further discussion of this investment, see Note 17 to the 1994 Financial Statements.

	CVE acquired the assets of Beacon Communications in December 1994, including a multi-picture development, production and domestic distribution agreement with SONY Pictures Entertainment, Inc., certain recording and music publishing assets and certain other contracts and intellectual property. The Corporation has entered into five-year employment agreements with Beacon Communications' two principal personnel. For a further discussion of this investment, see Note 6 to the 1994 Financial Statements.

	The Corporation's entertainment properties compete with a broad spectrum of other entertainment alternatives. In providing entertainment services to the lodging industry, CVE and OCV operate in a highly competitive and rapidly changing environment in which the principal methods of competition are service, product features and price. Several competing companies, especially SpectraVision, Inc. and Lodgenet Entertainment Corporation, provide hotels with in-room video entertainment.
The Denver Nuggets compete not only with other major league sports, which are quite competitive among the leagues (i.e., the NBA, the National Football League, the National Hockey League, and Major League Baseball), but also with minor league sports, college athletics and other sports entertainment for the sports fans' entertainment dollars. Beacon Communications has numerous competitors in the motion picture and television industry, many of whom have significantly greater financial and other resources than the Corporation for the development and production of motion pictures and television programming.

TECHNOLOGY SERVICES

	The Technology Services segment consists of COMSAT RSI, Inc.
(CRSI), a wholly-owned subsidiary of the Corporation which merged in June 1994 with Radiation Systems, Inc. (RSi), and COMSAT Laboratories, the Corporation's applied research and development organization. CRSI combines RSi's capabilities in the design, manufacture, and integration of satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses, with the Corporation's former COMSAT Technology Services division
(CTS), which provided turnkey voice, video and data communications networks and products, and communications and information services worldwide. For a further discussion of the merger, see Note 2 to the 1994 Financial Statements.

COMSAT RSI

	CRSI is comprised of 11 operating divisions, 10 of which are vertically integrated to serve global advanced telecommunications markets and one of which serves global machine tool markets.
CRSI designs, manufactures and integrates a range of systems, subsystems and components for advanced microwave communication, satellite communication, radar and related applications, air traffic control, and intelligence and scientific applications, and supplies antenna systems for cellular, troposcatter, personal, mobile and last-mile wireless markets. CRSI's customers include the U.S. government, U.S. government prime contractors, foreign governments, domestic and foreign telecommunication service providers, and a wide variety of other commercial customers.

	CRSI's manufactured products include parabolic antennas from .6 meters to 32 meters in diameter, line-of-site microwave antennas, cellular and Personal Communication System (PCS) antennas, low noise satellite frequency converters, microwave components, modems, VSAT terminals, servo control systems, antenna monitor and control systems, antenna positioning systems, tactical military antennas, air traffic control antennas, radar antennas, radio telescope antennas, optical measuring devices and tactical masts. In addition to marketing its own proprietary manufactured products, CRSI integrates its products, as well as other equipment, to provide turnkey systems for satellite gateway, cellular, rural telephony, VSAT and television broadcast.

	CRSI's services include systems installation, operations and maintenance, satellite construction monitoring, engineering development, system design and tracking, telemetry and command
(TT&C) services.

	CRSI purchases parts and materials from a number of reliable commercial suppliers and does not depend on any single source for a significant portion of its supplies. It has encountered delays and adjustments from time to time, but operations have not been materially affected.

	Major contracts ongoing during 1994 included: a contract with the Cote d'Ivoire (Ivory Coast) government to provide a national television and radio distribution network; a contract with the Guatemalan telephone company (Guatel) to provide a VSAT network for rural telephony service; a contract with the National Science Foundation to install the world's largest steerable radio telescope; a contract with the Federal Aviation Administration to provide tactical air navigation antennas; contracts to provide PCS antennas to both service providers in the United Kingdom; a contract with Indiana Higher Educational System (IHETS) to expand its digital education network; a contract with Cornell University to upgrade the world's largest fixed position radio telescope in Arecibo, Puerto Rico; a contract with Unisys to provide antenna positioners for the next generation weather radar (NEXRAD) program; contracts with the U.S. Navy for restoration and repair of SPS-49 air search radar pedestals; contracts with Rockwell and Raytheon to provide antennas and pedestals for the U.S. government's MILSTSAR communication system; and a contract to install cellular antenna systems in Argentina.

	CRSI also includes the activities of COMSAT General Corporation (COMSAT General), a wholly owned subsidiary of the Corporation. COMSAT General owns an 86.3% interest in and manages the MARISAT Joint Venture, which owns and operates three satellites and leases capacity in the satellites to Inmarsat and the U.S. Navy. In addition, CRSI manages the Corporation's minority investment in Plexsys International Corporation, a manufacturer of thin route cellular telephone equipment.

	CRSI's business is such that its total customer base is quite large; however, in any one 12-month period relatively few customers can represent a large portion of sales. In particular, CRSI sells to the U.S. Government as a prime contractor and as a subcontractor. In 1994, sales to the U.S. Government accounted for 44% of CRSI's sales. If the U.S. Department of Defense is considered separately, it accounted for 24% of CRSI's 1994 sales.

	At December 31, 1994, CRSI's backlog of orders believed to be firm totaled approximately $152 million, as compared to approximately $198 million at December 31, 1993 (which included a Kuwait government order valued at $18 million which was canceled in 1994). Of the December 31, 1994 backlog, approximately $110 million is expected to be recognized as sales in 1995 and approximately $24 million is unfunded. Included in this order backlog is approximately $85 million of U.S. Government contracts. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, CRSI would have a claim for reimbursement of costs incurred and a reasonable allowance for profit thereon.

	CRSI competes with major companies around the world in several of the telecommunications markets for its products and services. Major competitors in the communications systems markets include Scientific Atlanta, Inc., California Microwave, Inc., Miteq, Inc., LNR Communications, Inc., NEC and Mitsubishi. In the wireless networks market, competitors include GM Hughes Electronics Corporation, Kathrein, Cellwave, Swedcom, Gabriel Electronics, Inc., Alcatel NV, The Allen Group, Inc., Prodelin and Channel Master. The advanced systems markets competition includes Orbit Technologies, Inc., Datron Systems, Inc., Tecom Industries, Incorporated, TIW Systems, Inc., Electrospace Systems, Inc., GTE Corporation, and Vertex Communications Corporation. Many of these companies are considerably larger and have greater financial resources than the Corporation. In all market areas, COMSAT RSI competes on the basis of price, performance, on-time delivery, reliability and customer support.

COMSAT Laboratories

	COMSAT Laboratories conducts research and development on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of COMSAT RSI and other COMSAT businesses, as well as for outside customers. Customers include U.S. and foreign government agencies, commercial entities, INTELSAT and Inmarsat. COMSAT Laboratories also licenses new technology it develops to other companies for commercialization of such technology.

	Major new COMSAT Laboratories contracts awarded or begun in 1994 include: contracts with INTELSAT and AT&T to design, manufacture and deliver second generation TDMA traffic terminals;
a contract with INTELSAT to develop a software system for generating TDMA burst time plans; a contract with Hughes Communications, Inc. to build and deliver an in-orbit test (IOT) system for Indonesia; and a contract with NASA to develop a satellite-based low-rate ATM network product. All together, COMSAT Laboratories won a total of 78 contracts in 1994, with a total value of $15.8 million.

	On-going contracts being implemented in 1994 include a contract with INTELSAT to design and implement STRIP7, a software system used to optimize communications traffic on INTELSAT satellites, and a contract with NASA to provide operation and maintenance support for ACTS (Advanced Communications Technology Satellite). In 1994, COMSAT Laboratories also completed a subcontract with Magnavox Electronics Systems Company to develop satellite communications control software and a computer interface for a new U.S. Army satellite ground terminal system.

	In 1994, COMSAT Laboratories acquired a minor interest in Superconducting Technologies, Inc. (SCT), a small start-up firm that is developing practical applications for superconducting materials in communications services.

	Support of COMSAT Laboratories from outside sources was 46% of total funding in 1994. The Corporation's total expenditures for research and development were $16 million in 1994, $15 million in 1993, and $17 million in 1992. The majority of this research and development was performed by COMSAT Laboratories.

INVESTMENTS

	As discussed above, the Corporation owns the Denver Nuggets, a franchise of the NBA. As a result of the Corporation's acquiring all of the remaining interests in the partnership in 1992, the partnership's financial results have been consolidated with the Corporation's financial statements beginning with the third quarter of 1992. Previously, this investment was accounted for using the equity method. Also as discussed above, in 1994 the Corporation acquired a minority equity share of Philippine Global Communications, Inc., a full-service telecommunications company in the Philippines. For a further discussion of the Corporation's investments, see Note 6 to the 1994 Financial Statements.

Item 2. Properties

COMSAT Properties

	Effective in 1993, the headquarters of the Corporation and the headquarters of the International Communications and Entertainment segments are located in a building in Bethesda, Maryland which the Corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership.
The Corporation has entered into a 15-year lease with the partnership for the new building. For a further discussion of the Corporation's ownership interest and lease of this property, see Notes 6 and 8 to the 1994 Financial Statements.

	The Corporation owns buildings and land in Clarksburg, Maryland that serve as the headquarters of COMSAT Mobile Communications and COMSAT Laboratories, as well as offices for
certain operations of CRSI.   The Corporation also owns buildings
and land in Sterling, Virginia that serve as the headquarters of CRSI, in addition to being used for manufacturing and as an antenna test range. Further, the Corporation owns or leases 11 other properties in the United States and leases two properties in England for the operations of CRSI's divisions.

	The Corporation owns two satellites that are used by the Entertainment segment in its video distribution services and its television distribution network for NBC. The Corporation, through the 86.3%-owned MARISAT Joint Venture, also operates three satellites, the capacity of which is leased by CRSI to Inmarsat and the U.S. Navy.

	The Corporation leases earth stations in Turkey and Malaysia, and owns earth stations at Santa Paula, California and Southbury, Connecticut that are used by COMSAT Mobile Communications to provide mobile communications services. The California and Connecticut earth stations are also used by CRSI to provide communications services and TT&C services. The Corporation also owns earth stations at Clarksburg, Maryland and Paumalu, Hawaii that are used by COMSAT World Systems to provide TT&C services to INTELSAT.

	The Corporation's properties are suitable and adequate for the Corporation's business operations.

INTELSAT Satellites

	COMSAT World Systems uses the satellites of INTELSAT, an organization in which COMSAT owns a 19.12% interest. The
INTELSAT satellites currently used and under construction are described below.

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

	The INTELSAT VII series consists of six satellites constructed or being constructed by Space Systems/Loral (formerly Ford Aerospace and Communications Company). These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels. To date, five INTELSAT VII satellites have been launched, in October 1993, June 1994, October 1994, January 1995 and March 1995.

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

	COMSAT has applied to the FCC for authorization to participate in the procurement of two INTELSAT VIII-A spacecraft. These satellites, which are being constructed by Martin Marietta Astro Space, will have an average capacity of at least 11,600 bearer circuits, or 38 television channels, and are expected to be launched in 1997.

	The Corporation has purchased insurance to cover fully the launch phase of the INTELSAT VII, VII-A, VIII and VIII-A satellites. Total loss in-orbit insurance for the first five INTELSAT VII satellites has been purchased for 360 days with a one satellite loss deductible. Total loss in-orbit insurance for the remaining INTELSAT VII, VII-A, VIII and VIII-A satellites has been purchased for 180 days with a one satellite loss deductible.

Inmarsat Satellites

	COMSAT Mobile Communications uses the satellites of Inmarsat, an organization in which COMSAT owns a 24.1% interest.
The Inmarsat satellites currently used and under construction are described below.

	The first-generation Inmarsat satellite system consists of satellite capacity leased from INTELSAT, the European Space
Agency and the MARISAT Joint Venture for periods expiring at various times through January 1996.

	The second-generation Inmarsat satellite system, known as the Inmarsat II series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation. A financing arrangement with respect to the first three Inmarsat II satellites is discussed in Note 7 to the 1994 Financial Statements.

	The third-generation Inmarsat satellite system, known as the Inmarsat III series, consists of five satellites which are being constructed by General Electric Technical Services Company, Inc. These satellites will use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. Their capacity will be more than 20 times that of the largest satellites in the first-generation Inmarsat system and about eight times more powerful than the Inmarsat II series. No decision has been made regarding launch insurance for the Inmarsat III series. The first Inmarsat III satellite is scheduled to be launched in late 1995. A financing arrangement with respect to the first three Inmarsat III satellites is discussed in Note 7 to the 1994 Financial
Statements.

Item 3. Legal Proceedings

	Neither COMSAT nor any of its subsidiaries is a party to, and none of their property is the subject of, material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities, except the matters described in Notes 8 and 9 to the Corporation's 1994 Financial Statements. COMSAT and certain of its subsidiaries are parties to other pending legal proceedings arising in the ordinary course of business. While the outcome of such proceedings cannot be predicted with certainty, the Corporation believes that the resolution of such proceedings will not have a material effect on the financial condition of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders
	None.

Executive Officers of The Registrant
								Age as of
Name                    Officer                               March 31, 1995

Bruce L. Crockett       President and Chief Executive Officer        51
Betty C. Alewine        President, COMSAT International              46
			  Communications
John V. Evans.          President, COMSAT Laboratories               61
Charles Lyons.          President, COMSAT Video Enterprises, Inc.    40
Ronald J. Mario         President, COMSAT Mobile Communications      51
Richard E. Thomas       President, COMSAT RSI, Inc.                  68
C. Thomas Faulders, III Vice President and Chief Financial Officer   45
Steven F. Bell          Vice President, Human Resources and          45
			  Organization Development
Warren Y. Zeger         Vice President,  General Counsel and         48
			  Secretary
Allen E. Flower         Controller                                   51
Wesley D. Minami        Treasurer                                    38

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

	The following is a brief account of each executive officer's experience for the past five years:

	Mr. Crockett has been President and Chief Executive Officer of the Corporation since February 1992. He was President and Chief Operating Officer of the Corporation from April 1991 to February 1992. He was President, World Systems Division from February 1987 to April 1991. He has been an employee of COMSAT since 1980 and has held various operational and financial positions including Vice President and Chief Financial Officer.
Mr. Crockett also is a director of Augat, Inc. and a director or trustee of funds of The AIM Management Group, Inc.

	Ms. Alewine has been President, COMSAT International Communications since January 1995, and President, COMSAT World Systems, from May 1991 to May 1994. She was Vice President and General Manager, INTELSAT Satellite Services from January 1989 to May 1991.

	Dr. Evans has been President, COMSAT Laboratories since
September 1991.  He was Vice President and Director, COMSAT
Laboratories from October 1983 to September 1991.

	Mr. Lyons has been President, COMSAT Video Enterprises, Inc.
(CVE) since February 1992.  He was Vice President and General
Manager, CVE from October 1990 to January 1992. Prior to joining the Corporation, he was with Marriott Corporation, serving as National Director of Group Marketing from September 1989 to
October 1990 and Regional Director of Operations and National
Director of Group Sales from September 1988 to September 1989.

	Mr. Mario has been President, COMSAT Mobile Communications
(CMC) since May 1991.  He was Vice President and General Manager,
CMC from April 1988 to May 1991.

	Mr. Thomas has been President, COMSAT RSI, Inc. since June 1994. Prior to the merger of Radiation Systems, Inc. (RSi), a communications and radar systems manufacturing company, with COMSAT, he was with RSi since 1965, serving as President, Chairman of the Board, and Chief Executive Officer from June 1978 to June 1994.

	Mr. Bell has been Vice President of Human Resources and Organization Development since October 1993. Prior to joining the Corporation, he was with American Express Worldwide Technologies, serving as Vice President of Human Resources from September 1992 to September 1993; and with US Sprint, serving as Regional Director of Human Resources from October 1987 to August 1992.

	Mr. Faulders has been Vice President and Chief Financial Officer since February 1992. Prior to joining the Corporation, he was with MCI Communications Corporation (MCI), serving as Senior Vice President of Business Marketing from August 1991 to February 1992, Senior Vice President of Government Systems and Enterprise Group from August 1990 to August 1991, and Vice President of National Accounts for MCI Southeast from August 1988 to August 1990.

	Mr. Zeger has been Vice President, General Counsel and Secretary since August 1994. He was Vice President and General Counsel from March 1992 to July 1994. He was Acting General Counsel from September 1991 to March 1992 and Associate General Counsel of the Corporation and Vice President, Law, World Systems Division from February 1988 to September 1991.

	Mr. Flower has been Controller since June 1992. He was Vice President, Finance and Administration, CVE from May 1990 to June
1992.  He was Vice President, Finance and Administration, World
Systems Division from August 1987 to May 1990.

	Mr. Minami has been Treasurer since May 1993. Prior to joining the Corporation, he was with Oxford Realty Services Corp., a privately held investment/property management company, serving as Senior Vice President, Finance and Administration and Chief Financial Officer from December 1989 to April 1993.

PART II

Item 5. Market for the Registrant's Common Stock and Related
	Stockholder Matters.

	As of December 31, 1994, there were 46,811,242 shares of Common Stock, without par value, of the Corporation (COMSAT Common Stock) outstanding: 46,790,354 were Series I shares, held by approximately 36,000 holders of record other than communications common carriers; and 20,888 were Series II shares, held by 35 common carriers.

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

	The Corporation's Transfer Agent, Registrar and Dividend
Disbursing Agent is The Bank of New York, 101 Barclay Street, New
York, New York.

	The high and low sales prices of, and the dividends declared on, each share of COMSAT Common Stock for the last two years are as follows:

				 COMSAT
			     Common Stock*
			------------------------
Calendar Year 1993      High    Low     Dividend
			------------------------
	First Quarter   27 7/8  23 3/4  .185
	Second Quarter  31 5/8  27 1/4  .185
	Third Quarter   31 7/8  26 3/4  .185
	Fourth Quarter  35 1/4  27 1/2  .185

Calendar Year 1994
	First Quarter   30      24 7/8  .185
	Second Quarter  26 1/2  20 1/2  .185
	Third Quarter   26 1/2  23      .195
	Fourth Quarter  25 5/8  17 1/2  .195


* Prices reflect the two-for-one stock split which occurred in June 1993.

Item 6. Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years.



			  FIVE YEAR FINANCIAL SUMMARY

In thousands,
except per share
information                    1994        1993        1992        1991        1990
-----------------------------------------------------------------------------------
Summary of Operations
Revenues                   $826,899    $754,285    $688,093    $651,211    $563,462
Operating expenses          676,648     602,705     583,111     508,499     563,980
Operating income (loss)     150,251     151,580     104,982     142,712        (518)

Income (loss) from
 continuing operations
 before cumulative
 effect of changes in
 accounting principles       77,642      82,469      53,292      81,014      (9,045)
Cumulative effect of
 changes in accounting
 principles                       -       1,925           -     (26,607)          -
Net income (loss)            77,642      84,394      53,292      54,407      (9,045)

Dividends paid               33,547      30,410      27,837      25,867      25,219
Primary earnings (loss)
 per share                     1.64        1.79        1.16        1.22       (0.21)
Dividends paid per share       0.76        0.74        0.70        0.67        0.66

Balance Sheet Data
Total assets              1,975,992   1,773,513   1,654,985   1,469,516   1,300,683
Long-term debt              515,542     410,550     496,804     391,308     383,695
Stockholders' equity        826,916     763,440     702,292     657,783     619,150


Note:
As discussed in Note 2 to the financial statements, the Corporation consummated its merger with Radiation Systems, Inc.
(RSi) in June 1994. The merger has been treated as a pooling of interests for accounting purposes. Accordingly, information for all periods prior to the merger has been restated to include RSi.

Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations.

ANALYSIS OF OPERATIONS

Consolidated Operations

	The corporation consummated its merger with Radiation Systems, Inc. (RSi) on June 3, 1994. The merger has been accounted for as a pooling of interests. Accordingly, the 1993 and 1992 financial statements have been restated to include RSi.

	Consolidated revenues totaled $827 million in 1994, an increase of $73 million above record 1993 revenues. Revenue increases came from all business segments. The largest improvement was in the Entertainment segment, where On Command Video system installations grew substantially and revenues from the Denver Nuggets improved. In addition, international venture revenues as consolidated in the International Communications segment increased more than threefold. Growth in 1993 revenues of $66 million over 1992 was primarily attributable to improved operating performance, particularly in COMSAT Mobile Communications, which had higher traffic volumes, and the rapid growth in On Command Video system installations. In addition, the Denver Nuggets were consolidated for a full year in 1993 versus six months of 1992.

	Operating income in 1994 was $150 million, a decline of $1 million from 1993. Results decreased as improved performances from the Entertainment and Technology Services segments were more than offset by merger and integration costs. As discussed in
Note 2 to the financial statements, the corporation recorded nonrecurring charges to operations in 1994 of $7 million for costs associated with the RSi merger.

	Operating income for 1993 increased by $47 million over 1992. In 1992, the corporation announced a restructuring, principally of its systems integration and video distribution businesses. This resulted in a $39 million charge to operations (see Note 14 to the financial statements). Operating income for 1993 increased by $8 million over 1992 excluding the provision for restructuring. This improvement was based on strong performance from the Mobile Communications segment and on cost benefits from the restructuring.

	Other income, net, declined in 1994 by $7 million from 1993 levels due to proceeds from corporate-owned life insurance policies received in 1993 which did not recur in 1994, and to lower equity profits associated with unconsolidated businesses. Other income, net, improved in 1993 over 1992 due to the insurance proceeds, improvement in profits from equity investments, and the inclusion of the Denver Nuggets' losses in other income in the first half of 1992.

	Interest costs increased by $3 million in 1994 as interest rates and borrowings increased. Interest costs in 1993 declined slightly from the levels of 1992 based on lower borrowings and lower interest rates. Capitalized interest continued to increase over 1993 and 1992 levels as property under-construction balances have continued to grow.

	The corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109 in 1993. This standard requires that deferred tax assets and liabilities be adjusted to reflect current tax rates. The cumulative effect of adopting this standard was to increase income by $2 million in 1993. In addition, the corporation recorded a charge to income tax expense of $3 million in 1993 under the new standard to reflect the impact on the prior year's deferred tax accounts of the change in Federal income tax rate to 35% from 34%.

	Net income was $78 million in 1994, a reduction of $7 million from results in 1993. Earnings per share for 1994 were $1.64, down from $1.79 in 1993. Merger and integration costs reduced income in 1994 by $6 million, net of taxes, or $0.13 per share. Excluding these costs, income was $84 million or $1.77 per share in 1994, versus $82 million or $1.75 per share in 1993 before the cumulative effect of the accounting change.

	Income in 1993 before the cumulative effect of the accounting change increased $29 million over the results for 1992. However, the provision for restructuring reduced the corporation's income by $23 million, after tax, in 1992 or $0.51 per share. Absent this expense in 1992, and the accounting change in 1993, income for 1993 increased $6 million or 7% over 1992.

Segment Operating Results

International Communications

In millions                    1994            1993            1992
-------------------------------------------------------------------
Revenues                $       271     $       250     $       253
Operating income                 89              90              97

	International Communications includes COMSAT International Ventures (CIV) and the FCC-regulated and non-regulated businesses of COMSAT World Systems (CWS). CWS provides international voice, data, video and audio communications as the statutory-designated U.S. participant in the global INTELSAT satellite system. CIV invests in and operates telecommunications businesses internationally.

	CWS's 1994 revenues increased 3% from 1993. Revenues from full-time leased television services increased by 25%, while short-term lease revenues, which were driven by world events including the Winter Olympics and World Cup Soccer, rose 59%. Revenues from new service offerings such as VSAT leases, digital audio and wide-band mobile more than doubled in 1994. These increases were partially offset by reduced revenues from voice circuits, which declined 7% due to the anticipated conversion of analog circuits to more efficient digital service, and to rate reductions. The rate reductions, which went into effect in late 1993, were contained in long-term carrier agreements with AT&T, MCI and Sprint, CWS's three largest international carrier customers. CWS's share of revenues from the INTELSAT system also declined, as expected, with the 1% reduction in the corporation's ownership share in 1994.

	The decline in CWS revenues in 1993 from 1992 levels resulted primarily from anticipated full-time voice circuit conversions from analog to more efficient digital circuits, partially offset by increases in revenues from television services.

	CWS's 1994 operating income declined 3% from 1993. The decrease was due to increased operating expenses, primarily depreciation, which increased as a result of the launch of one INTELSAT VII satellite in the fourth quarter of 1993 and two INTELSAT VII satellites in 1994. Additionally, CWS's 1994 expenses increased due to two events designed to control future staff costs: a voluntary early retirement offering at INTELSAT ($7 million), and a reduction in force within CWS ($1 million). The 5% decline in operating results in 1993 versus 1992 was due to the reduction in revenue discussed above.

	CIV has business interests in telecommunication operations in Latin America, Asia and Europe. Revenues from owned or controlled ventures were consolidated for the first time in 1993, adding 2% to segment revenues. In 1994, CIV's revenues grew more than threefold and accounted for 7% of segment revenues. As anticipated, CIV incurred operating losses of $5 million in 1994, an improvement of $1 million over 1993. CIV's operating loss in 1993 was $2 million greater than in 1992. This was primarily attributable to the operating losses of ventures which were consolidated for the first time in 1993.

Mobile Communications

In millions                   1994            1993            1992
------------------------------------------------------------------
Revenues               $       194     $       190     $       158
Operating income                48              49              37

	This segment consists of COMSAT Mobile Communications (CMC), which provides maritime, aeronautical and land mobile communications services as the statutory-designated U.S.
participant in the Inmarsat satellite system.

	CMC's overall telephone traffic minutes increased in 1994. However, revenues were flat due to rate reductions and the migration of traffic to less expensive, more efficient digital services such as Standard-M. Continued traffic growth is expected as the lower-cost digital Standard-M service dominates new terminal commissionings in the next few years. The number of Standard-M digital terminals in the marketplace at year end grew to more than 4,000.

	Telephone revenues declined about 8% from 1993 levels due in part to rate reductions instituted in late 1993. Additionally, the first nine months of 1993 included record traffic volumes due to international events such as the conflict in Somalia. Telex revenues declined 15% from 1993 levels. However, this decline was partially offset by revenue growth of almost 60% generated from smaller, less expensive Standard-C digital terminals. Aeronautical system revenues grew 20% from 1993 levels. It is anticipated that revenues from this market will continue to grow as additional terminals, for which several airlines have already committed, are installed on aircraft in the near future.

	Revenues from service contracts with IDB Mobile
Communications, Inc.  (IDB), American Mobile Satellite
Corporation (AMSC) and Inmarsat increased almost 48% over last year due principally to additional capacity requirements.

	Operating income for 1994 declined slightly from 1993.
Operating expenses increased about 3% year-to-year, attributable mainly to depreciation on upgrades to earth station equipment installed to meet traffic demand.

	Revenue increases of 20% in 1993 over the 1992 levels were across a broad range of services and were bolstered by international events. Operating expenses increased by 17%, largely attributable to higher depreciation and other traffic related costs. Operating income improved by almost 30% in 1993 from 1992.

Entertainment

In millions                   1994            1993           1992
-----------------------------------------------------------------
Revenues               $       157     $       122     $       86
Operating income                11               7              3

	The Entertainment segment is comprised of COMSAT Video Enterprises, Inc. (CVE) and On Command Video Corporation (OCV), which provide video distribution and on-demand video entertainment services to the hospitality industry, and video distribution services to television networks. This segment also includes the Denver Nuggets National Basketball Association (NBA) franchise, and Beacon Communications Corp., a producer of theatrical films and television programming.

	The corporation increased its ownership of OCV to almost 80% from 74% during 1994, and has consolidated OCV's results since
July 1992. In December 1994, CVE purchased substantially all of the assets of Beacon Communications Corp.

	Revenues from video programming provided to the hospitality industry grew almost 35% in 1994 and 34% in 1993 as OCV and CVE continued to install on-demand video systems manufactured by OCV in newly contracted hotels and in hotels already served by CVE that were converted to the OCV system. In 1994, the revenue trend continued the pattern of 1993: the revenue decline from the mid-priced hotel market was more than offset by the increase in revenues from OCV's upscale hotels and from CVE hotels converted to the OCV system. OCV doubled the number of rooms equipped during 1994 while maintaining a substantial backlog of rooms to be installed.

	Revenues from video distribution services, for which the primary customer is the National Broadcasting Company (NBC), rose slightly in 1994. Revenue from these services remained flat in 1993 compared to 1992.

	Revenues for the Denver Nuggets improved in 1994 due to higher attendance and sponsor revenues and participation in the first two rounds of the NBA playoffs. Revenues increased in 1993 due to improved attendance, ticket sales and sponsor revenues, and a full year of consolidation versus six months in 1992.

	Operating income in 1994 grew 62% over 1993. Gains in operating results from the Denver Nuggets led to the improved performance. Results from video programming and distribution were unchanged from 1993. Operating income in 1993 improved 110% over 1992 primarily due to improved performance from OCV and CVE rooms converted to the OCV system.

Technology Services

In millions                   1994            1993            1992
------------------------------------------------------------------
Revenues               $       219     $       202     $       205
Operating income                15              12              12

	The Technology Services segment includes COMSAT Laboratories and COMSAT RSI (CRSI), which designs, manufactures and integrates a range of turnkey systems, subsystems and components for advanced microwave communication, satellite communication, radar and related applications. In addition, this segment provides operations and maintenance, satellite construction monitoring and applied research services.

	Revenues in 1994 increased by $17 million, or 8%, over 1993. Improvements came primarily from continued work on the VSAT rural telephony program in Guatemala and the television and radio distribution network in Cote d'Ivoire (Ivory Coast) as well as from new projects to install cellular antennas in Argentina and to provide digital upgrades to telephony equipment at a number of earth stations internationally. In addition, 1994 revenues reflected increased business interruption insurance proceeds associated with tornado damage sustained in 1992 at the corporation's facility in Florida, offset partially by lower U.S. Government contract sales of military radar and air navigation products. Revenues were also lower at

COMSAT Laboratories primarily due to the sale of a microwave electronics group in 1993.

	Operating profit in 1994 improved slightly as a result of higher revenues noted above and the $2 million increase in insurance income, offset in part by the costs associated with the cancellation of a large infrastructure project in Kuwait. The 1994 sales mix was affected by less favorable U.S. Government contracts and an increase in lower-margin commercial programs, such as an Argentine cellular installation contract.

	Revenues in 1993 declined from 1992 primarily as a result of declining sales of military radar and other antenna products under U.S. Government contracts, offset by improved sales from new programs in Guatemala and the Ivory Coast and new sales associated with the acquisition of Anghel Laboratories in January 1993 and an increase in business interruption insurance income.

	Operating profit in 1993 was flat compared to 1992, due to the combination of the lower sales noted above and a less favorable sales mix of equipment contracts which contributed to a decline in operating margins.

Outlook

	The corporation continues to lead efforts to restructure INTELSAT and Inmarsat as privatized commercial enterprises to ensure that services offered on the INTELSAT and Inmarsat systems remain competitive in tomorrow's marketplace. The rapid evolution of telecommunications technology and increased competition have made privatization necessary so that these treaty-based organizations can become more flexible and responsive to customer needs.

	COMSAT World Systems and INTELSAT will be faced with increased competition for the provision of satellite services from new and existing satellites launched by separate systems such as Pan American Satellite (PanAmSat) and Orion Network Systems, Inc. In late 1993, the Federal Communications Commission (FCC) substantially eliminated prior restrictions on access of separate system satellite operators to the public switched telephone network. This action, along with the FCC's stated goal of eliminating all restrictions on separate satellite systems by 1997, will increase competition.

	Over the next few years, continuing increases in satellite competition and the expected doubling of fiber optic cable capacity available in the marketplace will put increased pressure on service revenues and operating margins and could result in some loss of market share. In addition, under CWS's long-term service contracts, 1995 is the first year in which AT&T may cancel certain circuits upon paying a termination charge and the first year in which it is not obligated to activate additional circuits.

	CWS continues to be well positioned with long-term agreements with major international carriers to provide cost-competitive services for bulk usage beyond the year 2000. In addition, CWS expects continued growth in several emerging markets, particularly in international television distribution, where new opportunities are being created in the marketplace. Opportunities are also expanding for international VSAT services.

	In addition to the ten satellites currently on order, INTELSAT has signed a lease for capacity aboard the INSAT-2E satellite in the Asia-Pacific region, planned for launch in 1997. During 1994, INTELSAT launched two satellites and plans another five launches in 1995. These new INTELSAT VII satellites, along with the INTELSAT VIII series satellites, will offer higher-power capabilities enabling CWS to remain competitive in this fast-paced market.

	COMSAT International Ventures plans to continue to manage its current international businesses, as well as to pursue investments in new telecommunications ventures. CIV expects to invest up to $150 million in 1995 in strategic telecommunications ventures, primarily in countries which are liberalizing their telecommunications regulations.

	In 1995, CIV's existing businesses are expected to be profitable in the aggregate. However, new ventures and acquisitions are expected to yield losses during the year. Thus, the group anticipates only a small profit overall from its operations before headquarters, management and administrative costs.

	COMSAT Mobile Communications will continue to expand its service offerings and value-added products to meet customers' growing needs. The increasing number of digital terminals with improved operating efficiency and reduced service charges should continue to provide traffic growth. The smaller digital terminals should facilitate growth in the land mobile, small commercial and pleasure boat, and business traveler markets. Additionally, CMC has signed agreements to provide multi-channel terminals to major airline customers to expand the aeronautical service.

	CMC will continue to face increasing competition from other wireless communications services as well as from other members of the Inmarsat system. In addition, the service contracts with AMSC and IDB will expire at the end of 1995 and in September
1996, respectively. AMSC is scheduled to launch its own satellite in 1995 and, if successful, the corporation does not expect it to be a significant customer in 1996. The IDB contract is a five-year contract and discussions have begun on renewing the agreement.

	CMC will build on its established position of leadership in mobile satellite communications to evolve toward handheld satellite service. The next generation of personal satellite communications will be a six-pound, laptop computer-sized, "mini-M" satellite terminal expected to be available for use in mid-
1996 via the Inmarsat satellite system. Mini-M will feature greater convenience, global mobility management and unprecedented affordability. This product will provide a bridge from the briefcase-sized terminal of today to the small handheld terminals expected by the year 2000.

	As part of the corporation's international telecommunications strategy, CMC has responsibility for the corporation's investment of $147 million in Inmarsat-P (see Note 8 to the financial statements). This newly created company was formed outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system. Inmarsat-P's intermediate circular orbit (ICO) satellite system is to have 12 satellites and is expected to begin service in 1999 and be fully operational by the year 2000. Inmarsat-P users would then be able to communicate worldwide using handheld units similar to cellular phones. The units are expected to cost less than $1,000 and operate through both satellite and cellular links.

	The Entertainment segment will continue to derive a majority of its revenues from the hospitality industry video distribution business. Revenue and income growth are expected from the continued installation of OCV systems in new properties as well as in properties of qualified existing CVE customers. For those properties receiving in-room video entertainment by satellite, CVE has an agreement for free satellite capacity through 1995. Beginning in 1996, additional operating costs may be required for satellite distribution to these CVE properties.

	Contracted revenues for video distribution services provided to NBC will decrease by $12 million in 1995 and remain at that level through the end of the contract in 1999, resulting in a reduction of $12 million in annual operating income from this service.

	Continued improvement in the financial performance of the Denver Nuggets is anticipated as additional season tickets and sponsorships are sold. Further improvement in the Nuggets operating performance will depend on the team's success in reaching and remaining in the NBA playoffs. In addition, the Nuggets will receive a share of franchise fees for two new NBA expansion teams. The fees, which will total almost $10 million, are expected to be received in the third quarter of 1995. The collective bargaining agreement between the NBA and the NBA Players Association expired before the beginning of the 1994-1995 NBA season. A "no strike, no lockout" agreement was reached for the 1994-1995 season and it is anticipated that the league and the Players Association will reach a new agreement without a material impact on the corporation.

	In January 1995, the corporation reached an agreement in principle with the City and County of Denver to construct a sports and entertainment complex in Denver, Colorado. The 19,000-seat, $132 million complex would be constructed by a proposed joint venture between the corporation and The Anschutz Corporation, and is subject to the negotiation of final agreements with the city and the landowner. The arena will be scheduled to open for the 1997-1998 NBA season. Each of the venture partners would provide up to $30 million in equity during the construction period, with the remainder to be financed with debt, sponsorships and other sources.

	Beacon Communications is expected to release two low-cost feature films in the second half of 1995 and begin production on two additional films for release in 1996. There is a significant degree of variability in the performance of theatrical films. Therefore, the effects of Beacon Communications operations on the corporation's operating results are difficult to estimate.

	The Technology Services segment, through CRSI, continues to target the growing international markets for the building of communication infrastructure equipment. CRSI products leverage its own engineering and systems expertise, as well as the technical capabilities of COMSAT Laboratories, primarily to address the satellite and wireless communication systems currently being implemented around the world, and the expected new market for Personal Communication Systems. CRSI has completed or is in the final stages of completion on several large telecommunication infrastructure projects which provided significant revenues in the first half of 1994. The company expects that the research and development initiatives underway in the first half of 1995, including new VSAT products from its recently acquired Intelesys business unit, will contribute to sales in the second half of 1995. Earnings in the first half of 1994 benefited from the receipt of the last business interruption insurance proceeds associated with the 1992 tornado damage.
Absence of any such proceeds, together with the cancellation of a significant infrastructure project in Kuwait during the fourth quarter of 1994, are expected to hold down revenues and profits in the first half of 1995.


ANALYSIS OF BALANCE SHEETS

Consolidated Balance Sheets

	Assets. The corporation ended 1994 with $1,976 million of assets, an increase of $202 million over 1993.

International Communications

In millions                                1994            1993
---------------------------------------------------------------
Assets                              $       885     $       822
Property and equipment additions            137             117

	International Communications segment property and equipment additions are principally related to CWS's share of INTELSAT's satellite programs for the VII, VII A and VIII series of satellites. These new series of satellites, the first of which was launched in 1993, will offer higher power and deliver better performance characteristics to meet increasing demand from customers worldwide.

	CIV invested $18 million for new communications plant and equipment in 1994. The majority of the investments were needed to meet specific customer requirements for technologically advanced applications in developing countries. The corporation anticipates investing up to an additional $45 million in 1995 to meet demand in existing ventures, and may invest additional amounts if warranted by new opportunities.

Mobile Communications

In millions                                   1994            1993
------------------------------------------------------------------
Assets                                 $       421     $       402
Property and equipment additions                55              51

	Mobile Communications segment property and equipment additions primarily relate to Inmarsat third-generation satellites currently under construction. The first of the five Inmarsat III series satellites is expected to be launched in early 1996. These satellites will provide increased capacity to meet growing demand for services in all four service regions.

	A second CMC ground station in the Indian Ocean region began service during 1994 to provide digital Standard-M and -B service.
Stations in California and Connecticut were also upgraded to handle traffic under the new digital standards for Inmarsat M, B and C terminals.

Entertainment

In millions                                   1994            1993
------------------------------------------------------------------
Assets                                 $       369     $       258
Property and equipment additions                90              65

	Entertainment segment additions to property and equipment were primarily installations of on-demand video entertainment systems for new hotel customers. With a large backlog of hotels waiting for OCV system installations, the corporation expects to make additional investments in these systems during 1995. The corporation will also continue to purchase on-demand video entertainment systems from OCV to convert a limited number of hotels in CVE's existing satellite-serviced hotel base.

Technology Services

In millions                                  1994            1993
-----------------------------------------------------------------
Assets                                $       147     $       165
Property and equipment additions                4               7

	Technology Services segment total assets declined in 1994 principally from collection of certain long-term government contract receivables. Property and equipment additions for 1994 were primarily purchases of assets used to design, manufacture and test antenna subassemblies and microwave components. Requirements for new capital in 1995 are expected to be comparable to 1994.

Corporate and Other

In millions                                  1994            1993
-----------------------------------------------------------------
Assets                                $       155     $       127
Property and equipment additions                1               3

	Corporate and Other assets include investments in unconsolidated businesses, corporate-owned life insurance policies and certain land, property and equipment. Assets increased in 1994 primarily due to the purchase of an equity interest in Philippine Global Communications, Inc. (PhilCom), offset by a reduction in the cash value of corporate-owned life insurance policies.

	Liabilities.   During 1994, the corporation's share of long-
term debt issued by INTELSAT increased by $78 million as INTELSAT issued $200 million of 6.625% Asian bonds due in March 2004 and $200 million of 8.375% Eurobonds due in October 2004. The corporation issued two medium-term notes under a $100 million medium-term note program filed with the SEC in 1994. The two notes totaling $32 million have rates of 8.05% to 8.66%. In February 1995, the corporation issued a $5 million note at 8.5% interest under the same program. The corporation repaid $70 million of 9.55% notes due in April 1994. The corporation's short-term borrowings increased by $74 million from year-end 1993 to year-end 1994.

ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	CWS, CMC and the Entertainment segment generated the majority of the corporation's cash from operations. The corporation made interest payments, net of amounts capitalized, of $25 million and tax payments of $31 million.

	The corporation made cash investments of $275 million for property and equipment in 1994. Of this, $134 million was invested by the International Communications businesses, $48 million by CMC and $89 million by CVE and OCV.

	The corporation received approximately $14 million when its share of INTELSAT declined from 20.9% to 20.1% in 1994; its share of INTELSAT is again expected to decrease slightly during 1995.
The corporation also received approximately $4 million when its share of Inmarsat declined from 23.0% to 22.4% in 1994. The corporation's share of Inmarsat increased to 24.1% in February
1995 for an additional investment of $9 million.

	A total of $53 million was used to purchase equity interests, principally shares of PhilCom and other CIV ventures.
In addition, $36 million was invested in wholly owned subsidiaries, primarily to purchase the assets of Beacon
Communications Corp., and $4 million was used to purchase shares of OCV from minority shareholders. The corporation increased its ownership share of OCV to 79.7% at December 31, 1994.

	The corporation's investment in property and equipment in 1995 will be higher than in 1994. Investments in INTELSAT satellites, international ventures, mobile terminal equipment, OCV systems and entertainment property will increase over 1994 levels.

	Quarterly dividends were $0.195 per share in the second half of 1994, compared to $0.185 per share in 1993 and the first half of 1994. During 1994 the corporation received $81 million in proceeds from long-term debt issued by INTELSAT and $32 million in proceeds from medium-term notes issued by the corporation.
Some of these proceeds were used to redeem or repay other long-term debt obligations. In addition, the corporation issued commercial paper totaling $74 million, net of repayments, in 1994 and borrowed $32 million against certain company-owned life insurance policies. The corporation anticipates that it will issue additional long-term debt during 1995.

Liquidity and Capital Resources

	The corporation's working capital deficit improved by $11 million in 1994 as compared to 1993 principally due to the increase in receivables and a reduction in amounts due to related parties. This reduction is primarily attributable to advances from INTELSAT funded by INTELSAT commercial paper in 1993. These advances were reduced as a result of the 1994 INTELSAT bond issue discussed above.

	The corporation has access to short- and long-term financing at favorable rates with an A rating from Standard and Poor's and an A-2 from Moody's. A $200 million commercial paper program had $121 million of borrowings outstanding as of December 31, 1994, at an average interest rate of 6.1%. A $200 million credit agreement, expiring in 1999, is a back-up to the corporation's commercial paper program.

	In addition, at year end, the corporation had two notes totaling $32 million outstanding under a $100 million medium-term note program. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994. Another $5 million note was issued in February 1995.

	The corporation's debt-financing activities, as regulated by the FCC, allow long-term financing up to 45% of total capital, and up to $200 million of short-term borrowings.

	The corporation expects operations to fund the majority of the 1995 cash requirements and it is anticipated that additional long-term debt will be required. In addition, the corporation is reviewing other alternative sources of funding in an effort to further strengthen its balance sheet. Working capital requirements will continue to be met using commercial paper.

Item 8. Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT

To the Shareholders of
COMSAT Corporation:

We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1994. The consolidated financial statements give retroactive effect to the merger of COMSAT Corporation and subsidiaries and Radiation Systems, Inc. and subsidiaries on June 3, 1994, which has been accounted for as a pooling-of-interests as described in Note 2. Our audit also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of COMSAT Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 after giving retroactive effect to the merger between COMSAT Corporation and Radiation Systems, Inc. as described in Note 2, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in 1993 the corporation changed its method of accounting for income taxes to conform with Statement of Financial Accounting
Standards No. 109.


Deloitte & Touche LLP
Washington, D.C.
February 10, 1995

		    COMSAT CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED INCOME STATEMENTS
	  For the Years Ended December 31, 1994, 1993 and 1992
		(In thousands, except per share amounts)


					   1994       1993       1992
				       --------   --------   --------
Revenues                               $826,899   $754,285   $688,093
				       --------   --------   --------
Operating expenses:
  Cost of services                      462,277    423,473    375,099
  Depreciation and amortization         167,784    142,111    130,760
  Research and development               16,369     15,302     17,123
  General and administrative             22,851     21,819     21,168
  Merger and integration costs            7,367          -          -
  Provision for restructuring                 -          -     38,961
				       --------   --------   --------
  Total operating expenses              676,648    602,705    583,111
				       --------   --------   --------
Operating income                        150,251    151,580    104,982

Other income, net                         2,348      9,765      4,592

Interest cost                           (48,940)   (45,881)   (46,792)

Interest capitalized                     23,662     22,197     20,481
				       --------   --------   --------
Income before taxes and cumulative
  effect of accounting change           127,321    137,661     83,263
Income tax expense                      (49,679)   (55,192)   (29,971)
				       --------   --------   --------
Income before cumulative
  effect of accounting change            77,642     82,469     53,292

Cumulative effect of accounting
  change for income taxes                     -      1,925          -
				       --------   --------   --------
Net income                             $ 77,642   $ 84,394   $ 53,292
				       ========   ========   ========
Earnings per share:
  Before cumulative effect of
   accounting change                   $   1.64   $   1.75   $   1.16
  Cumulative effect of accounting
   change                                     -       0.04          -
				       --------   --------   --------
  Net income                           $   1.64   $   1.79   $   1.16
				       ========   ========   ========

The accompanying notes are an integral part of these financial statements.

		  COMSAT CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED BALANCE SHEETS
		     DECEMBER 31, 1994 and 1993
			    (In thousands)


							 1994            1993
						   ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                        $   18,658      $   16,230
  Receivables                                         226,189         210,182
  Inventories                                          21,933          19,328
  Deferred income taxes                                10,914           8,333
  Other                                                20,546          19,873
						   ----------      ----------
  Total current assets                                298,240         273,946
						   ----------      ----------
Property and equipment                              1,431,066       1,332,432
Investments                                            69,541          15,414
Goodwill                                               46,535          35,957
Franchise rights                                       39,119          41,084
Other assets                                           91,491          74,680
						   ----------      ----------
  Total assets                                     $1,975,992      $1,773,513
						   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations      $    7,115      $   76,915
  Commercial paper                                    121,356          47,233
  Accounts payable and accrued liabilities            145,893         116,140
  Due to related parties                               36,750          56,601
  Accrued interest                                      4,357           5,231
  Income taxes payable                                  1,609           1,518
						   ----------      ----------
  Total current liabilities                           317,080         303,638
						   ----------      ----------
Long-term debt                                        515,542         410,550
Deferred income taxes                                 104,309          81,468
Deferred investment tax credits                        18,489          22,151
Accrued postretirement benefit costs                   50,817          50,014
Other long-term liabilities                           112,824         120,879
Commitments and contingencies (notes 8, 9 & 16)             -               -
Minority interest                                      30,015          21,373

Stockholders' equity:
  Common stock, without par value, 100,000 shares
    authorized, 48,054 shares issued in 1994
    and 48,404 in 1993                                312,143         311,506
  Preferred stock, 5,000 shares authorized,
     no shares issued or outstanding                        -               -
  Retained earnings                                   532,229         488,090
  Treasury stock, at cost, 1,243 shares in 1994
    and 2,031 in 1993                                 (12,502)        (21,473)
  Unearned compensation                                (7,249)        (10,891)
  Other                                                 2,295          (3,792)
						   ----------      ----------
  Total stockholders' equity                          826,916         763,440
						   ----------      ----------
  Total liabilities and stockholders' equity       $1,975,992      $1,773,513
						   ==========      ==========

The accompanying notes are an integral part of these financial statements.


		   COMSAT CORPORATION AND SUBSIDIARIES
		    CONSOLIDATED CASH FLOW STATEMENTS
	   For the Years Ended December 31, 1994, 1993 and 1992
			      (In thousands)


						     1994        1993        1992
						 --------    --------    --------
 Cash flows from operating activities:
   Net income                                    $ 77,642    $ 84,394    $ 53,292
   Adjustments for noncash expenses:
     Depreciation and amortization                167,784     142,111     130,760
     Cumulative effect of accounting change             -      (1,925)          -
     Provision for restructuring                        -           -      38,961
   Changes in operating assets and liabilities:
     Receivables and other current assets         (17,169)    (21,047)    (44,760)
     Current liabilities                          (14,847)     32,199      (7,659)
     Noncurrent liabilities                        25,808      26,117      44,091
   Other                                            3,509      (5,223)      1,873
						 --------    --------    --------
   Net cash provided by operating activities      242,727     256,626     216,558
						 --------    --------    --------
 Cash flows from investing activities:
   Purchase of property and equipment            (274,562)   (234,552)   (221,291)
   Investments in unconsolidated businesses       (53,397)     (8,639)    (10,268)
   Purchase of subsidiaries, net of cash
     acquired of $11,655 in 1992                  (35,676)     (3,140)     (5,321)
   Purchase of minority shares of subsidiaries     (4,016)    (12,606)          -
   Decrease in INTELSAT ownership                  13,520      16,442      19,760
   Decrease in Inmarsat ownership                   3,573       4,771         886
   Other                                           (3,471)      4,529      (7,920)
						 --------    --------    --------
   Net cash used in investing activities         (354,029)   (233,195)   (224,154)
						 --------    --------    --------
 Cash flows from financing activities:
   Proceeds from issuance of long-term debt       112,296      32,745     207,013
   Net short-term borrowings (repayments)          74,123        (562)     43,642
   Borrowings against company-owned life
     insurance policies                            32,437           -           -
   Common stock issued                              5,291       7,952      16,514
   Proceeds from issuance of subsidiary's
     common stock                                   1,486      11,582          -
   Repayment of long-term debt                    (77,023)    (40,481)   (234,439)
   Cash dividends paid                            (33,547)    (30,410)    (27,837)
   Purchase of treasury stock                           -      (5,968)          -
   Other                                           (1,333)      6,164        (212)
						 --------    --------    --------
   Net cash provided by (used for) financing
     activities                                   113,730     (18,978)      4,681
						 --------    --------    --------
 Net increase (decrease) in cash and
   cash equivalents                                 2,428       4,453      (2,915)
 Cash and cash equivalents, beginning of year      16,230      11,777      14,692
						 --------    --------    --------
 Cash and cash equivalents, end of year          $ 18,658    $ 16,230    $ 11,777
						 ========    ========    ========
 Supplemental cash flow information:
   Interest paid, net of amount capitalized      $ 24,880    $ 26,083    $ 30,376
   Income taxes paid                             $ 30,639    $ 28,618    $ 26,409
   Noncash financing of Inmarsat satellites      $  7,197    $  6,200    $ 12,480



The accompanying notes are an integral part of these financial statements.


		      COMSAT CORPORATION AND SUBSIDIARIES
	 STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
	    For the Years Ended December 31, 1994, 1993 and 1992
				 (In thousands)


				   Shares    Shares     Common    Retained   Treasury   Unearned
				   Issued  Outstanding   Stock    Earnings    Stock   Compensation   Other
				  ------------------------------------------------------------------------
Balance at
December 31, 1991                  48,073    44,606    $286,118   $408,612   $(32,036)  $(5,985)   $ 1,074

Net income                                                          53,292
Cash dividends                                                     (27,837)
Common Stock Issued:
  Stock options and
    restricted stock units             11     1,002       5,161                 8,789
  Employee stock purchase
    plan                              166       166       2,564
Stock options and restricted
  stock awarded                                  68       4,278                   620    (4,898)
Amortization of stock
  incentive plan expense                                                                  3,929
Translation adjustment                                                                              (2,458)
Other                                                       348                             721
				  ------------------------------------------------------------------------
Balance at
December 31, 1992                  48,250    45,842     298,469    434,067    (22,627)   (6,233)    (1,384)

Net income                                                          84,394
Cash dividends                                                     (30,410)
Common stock issued:
  stock options and
    restricted stock units                      407       1,018                 3,810
  Employee stock purchase
    plan                              154       154       3,153
Restricted stock awarded                        348       5,322                 3,312    (8,634)
Amortization of stock
  incentive plan expense                                                                  3,291
Tax benefit on exercise of
  stock options                                           3,544
Minimum pension liability
  adjustment                                                                                        (2,301)
Purchase of treasury stock                    (378)                            (5,968)
Other                                                                   39                  685       (107)
				  ------------------------------------------------------------------------
Balance at
December 31, 1993                  48,404   46,373      311,506    488,090    (21,473)  (10,891)    (3,792)

Net income                                                          77,642
Cash dividends                                                     (33,547)
Common stock issued:
  Stock options and
    restricted stock units                     105          233                   808
  Employee stock purchase
    and 401k plans                    257      257        5,455
  Investors' plan                      76       76          977
Amortization of stock
  performance awards                                      1,420
Amortization of stock
  incentive plan expense                                                                  2,868
Tax benefit on exercise of
  stock options                                             715
Retirement of treasury stock         (683)               (8,163)                8,163
Translation adjustment                                                                               5,343
Other                                                                   44                  774        744
				  ------------------------------------------------------------------------
Balance at
December 31, 1994                  48,054   46,811     $312,143   $532,229   $(12,502)  $(7,249)   $ 2,295
				  ========================================================================

The accompanying notes are an integral part of these financial statements.

	       COMSAT CORPORATION AND SUBSIDIARIES

	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	   FOR EACH OF THE THREE YEARS IN THE PERIOD
		   ENDED DECEMBER 31, 1994


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	The significant accounting policies that have guided the preparation of these financial statements are:

	Principles of Consolidation. Accounts of COMSAT Corporation and its majority-owned subsidiaries (the corporation) have been consolidated. Significant intercompany transactions have been eliminated. Minority interest on the balance sheet is primarily comprised of the interest of other shareholders of On Command Video Corporation (OCV). As of
December 31, 1994, the corporation owned 79.7% of OCV. The minority interest share of the net income of consolidated businesses is included in "Other income, net."

	The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite
Organization (INTELSAT) and Inmarsat. The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1994, the corporation owned 20.1% of INTELSAT and 22.4% of Inmarsat.

	Revenue Recognition.  Revenue from satellite services is
recognized over the period during which the satellite
services are provided.   Revenue from long-term product,
system integration and related services contracts is accounted for using the percentage-of-completion (cost-to-cost) method. Revenue from other services is recorded as services are provided.

	Income Taxes and Investment Tax Credits. The corporation adopted Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting for Income Taxes," effective January 1,
1993. This accounting standard requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

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

	Earnings Per Share. Earnings per share are computed using the average number of shares outstanding during each period, adjusted for outstanding stock options, restricted stock units and unissued restricted stock awards. The weighted average number of shares for each year is 47,356,000 for 1994, 47,095,000 for 1993 and 45,875,000 for 1992. Earnings
per share and the weighted average number of shares outstanding for 1992 have been adjusted for a two-for-one stock split on June 1, 1993 (see Note 10).

	Goodwill. The balance sheet includes goodwill related to the acquisitions of OCV, the Denver Nuggets Limited
Partnership and other ventures. Goodwill is amortized over 15 to 25 years. Accumulated goodwill amortization was $7,131,000 and $4,513,000 at December 31, 1994 and 1993,
respectively.

	Franchise Rights and Other Assets. Franchise rights were recorded in connection with the consolidation of the Nuggets in 1992 and are being amortized over 25 years. The amounts shown on the balance sheets are net of accumulated amortization of $4,920,000 and $2,955,000 at December 31, 1994 and 1993, respectively.

	The cash surrender values of life insurance policies (net of loans) totaling $12,784,000 and $40,849,000 at December 31, 1994 and 1993, respectively, are included in "Other assets."
Other income on the income statement includes the increases in the cash surrender values of these policies.
Additionally, other income for 1993 includes income of $4,131,000 ($3,137,000 net of tax) from the death benefit proceeds of corporate-owned policies.

	Cash Flow Information. The corporation considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

	New Accounting Pronouncements. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May 1993 and was adopted by the corporation in 1994. This statement requires that certain investments in debt or equity securities be carried on the balance sheet at fair value. The effect of adopting this statement is not material to the corporation as of December 31, 1994.

	Statement Presentation. The financial statements for 1993 and 1992 have been restated for the merger accounted for as a pooling of interests as discussed in Note 2. Certain amounts have been reclassified to conform with the current year's presentation.

2.      MERGER WITH RADIATION SYSTEMS, INC.

	On June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi), based in Sterling, Virginia.
RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses.

	Each share of RSi's common stock was converted into 0.780 of a share of the corporation's common stock. A total of 6,147,000 shares of the corporation's common stock were issued for RSi's common stock. The January 1994 merger agreement stipulated that each share of RSi's common stock would be exchanged for $18.25 in the corporation's common stock, based on the average closing price of the corporation's stock during the 20 trading days ending five trading days before the closing of the transaction. The agreement also provided that in no event would a share of RSi common stock be exchanged for less than 0.638 or more than 0.780 of a share of the corporation's common stock.

	The merger has been accounted for as a pooling of interests. Accordingly, the 1993 and 1992 financial statements have been restated to include RSi. Prior to the merger, RSi reported on a June 30 fiscal year basis. The accompanying financial statements include RSi's financial statements restated on a calendar year basis. There were no significant intercompany transactions between the two companies prior to the merger. The corporation recorded nonrecurring charges to operations in 1994 totaling
$7,367,000 ($6,269,000 net of taxes or $0.13 per share) for
merger and integration costs. These charges consisted of $4,446,000 for investment banking, legal and other professional fees, $2,226,000 for the costs associated with closing a former RSi division and $695,000 for severance and related costs.

	Operating results of the separate companies for the periods prior to the merger are as follows:

				   Six Months
				     Ended            Year Ended
In thousands, except                June 30,          December 31,
per share amounts                     1994         1993         1992
----------------------------------------------------------------------
Revenues:
	COMSAT                    $  337,436   $  640,390   $  563,615
	RSi                           70,920      113,895      124,478
				  ----------   ----------   ----------
				  $  408,356   $  754,285   $  688,093
				  ==========   ==========   ==========
Income before cumulative
effect of accounting change:*
	COMSAT                    $   39,217   $   74,044   $   42,924
	RSi                            6,695        8,425       10,368
				  ----------   ----------   ----------
				  $   45,912   $   82,469   $   53,292
				  ==========   ==========   ==========
Net income:*
	COMSAT                    $   39,217   $   75,282   $   42,924
	RSi                            6,695        9,112       10,368
				  ----------   ----------   ----------
				  $   45,912   $   84,394   $   53,292
				  ==========   ==========   ==========
Earnings per share:
	Income before cumulative effect of
	accounting change:*
		Before merger     $     0.96   $     1.82   $     1.09
		After merger      $     0.97   $     1.75   $     1.16

	Net income:*
		Before merger     $     0.96   $     1.85   $     1.09
		After merger      $     0.97   $     1.79   $     1.16

*      Excludes $4,264,000 of merger and integration costs
       ($4,114,000 after tax, or $0.08 per share) recorded in the second quarter of 1994.

3.      RECEIVABLES

	Receivables at each year end are composed of:

	In thousands                                 1994          1993
	---------------------------------------------------------------
	Commercial receivables                 $  155,552    $  121,391
	Receivables under long-term contracts:
	  U.S. Government:
	    Amounts billed                          5,530        13,946
	    Unbilled costs and accrued profits     34,265        47,651
	  Commercial customers:
	    Amounts billed                          8,029         7,639
	    Unbilled costs and accrued profits     21,713        24,765
	Related party receivables                   8,889         3,846
	Other                                       1,586         3,782
					       ----------    ----------
	Total                                     235,564       223,020
	Less allowance for doubtful accounts       (9,375)      (12,838)
					       ----------    ----------
	Net                                    $  226,189    $  210,182
					       ==========    ==========

	Unbilled amounts represent accumulated costs and accrued profits which will be billed at future dates in accordance with contract terms and delivery schedules. All but approximately $5,100,000 of these amounts are expected to be collected within one year.

	Unbilled amounts are net of progress payments of $55,563,000 in 1994 and $42,616,000 in 1993.

4.      INVENTORIES

	Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following at each year end.

	In thousands                               1994            1993
	---------------------------------------------------------------
	Finished goods                    $       5,228   $       4,705
	Work in progress                          9,187           8,346
	Raw materials                             7,518           6,277
					  -------------   -------------
	Total                             $      21,933   $      19,328
					  =============   =============

5.      PROPERTY AND EQUIPMENT

	Property and equipment include the corporation's shares of INTELSAT and Inmarsat property and equipment.

	In thousands                               1994            1993
	---------------------------------------------------------------
	Property and equipment at cost:
	Satellites                        $   1,255,019   $   1,182,924
	Furniture, fixtures and
	 equipment                              674,407         538,774
	Buildings and improvements              121,596         122,369
	Land                                      7,044           7,059
					  -------------   -------------
	Total                                 2,058,066       1,851,126
	Less accumulated depreciation          (990,596)       (858,008)
					  -------------   -------------
	Net property and equipment in
	 service                              1,067,470         993,118

	Property and equipment under
	 construction:
	INTELSAT satellites                     222,793         222,223
	Inmarsat third-generation
	 satellites                              93,328          66,962
	Other                                    47,475          50,129
					  -------------   -------------
	Total                             $   1,431,066   $   1,332,432
					  =============   =============

	Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: satellites, 10 to 13 years; furniture, fixtures and equipment, 3 to 15 years;
buildings and improvements, 3 to 40 years.

	Costs of satellites which are lost at launch or that fail in orbit are carried, net of any insurance proceeds, in the property accounts. The remaining net amounts are depreciated over the estimated service life of a satellite of the same series.

6.      ACQUISITIONS AND INVESTMENTS

	Beacon Communications Corp. In December 1994, the corporation acquired the assets of Beacon Communications Corp., a film and television production company based in Los Angeles. The cost of this acquisition was $29,133,000. The purchase agreement calls for future cash consideration of up to $16,900,000 which is contingent on the production and performance of motion pictures over the next five years.

	Investments. In June 1994, the corporation acquired an approximately 17% interest in Philippine Global
Communications, Inc. (PhilCom), a provider of international communications services in the Philippines, for $42,141,000. The corporation's share of PhilCom's income or losses is recorded using the "equity method" of accounting and is included in the "Other income, net" on the income statement.

	The corporation has investments in other businesses that are accounted for using the equity and cost methods of accounting. These investments (including PhilCom in 1994)
totaled $69,541,000 and $15,414,000 at December 31, 1994
and 1993, respectively.

	Rock Spring II Limited Partnership. The corporation entered into a limited partnership to build and lease a new headquarters facility. The corporation holds a 50% interest in the partnership, primarily as a limited partner. The managing general partner, a regional real estate investment company, owns the remaining 50% interest in the partnership.
An affiliate of the managing general partner owns the building site and has leased this site to the partnership.
The corporation's investment in the partnership is included in the Investments line on the balance sheet.

	The corporation relocated its headquarters operations to the new building during the second quarter of 1993. The corporation entered into a 15-year lease with the partnership for the building starting April 1993 (see Note
8).

	The partnership borrowed $27,000,000 in the form of a 26-year mortgage at a fixed interest rate of 9.45% to cover construction costs. As of December 31, 1994, the corporation has guaranteed repayment of this loan. The corporation's guarantee will be reduced to $2,700,000 after satisfaction of certain contractual requirements which are expected to be completed in 1995. Subsequently, the corporation's guarantee will be reduced as the principal balance is paid down and completely eliminated once the outstanding loan balance is less than $24,300,000. The loan balance was $26,978,000 as of December 31, 1994.

7.      DEBT

	The corporation, as regulated by the Federal Communications Commission (FCC), is allowed to undertake long-term borrowings of up to 45% of its total capital (long-term debt plus equity) and $200,000,000 in short-term borrowings.

	Commercial Paper. The corporation issues short-term commercial paper with repayment terms of 90 days or less under a $200,000,000 program. The corporation had $121,356,000 and $43,233,000 in borrowings outstanding at December 31, 1994 and 1993, respectively. The weighted average interest rate on these borrowings was 6.1% and 3.4% at December 31, 1994 and 1993, respectively.

	Credit Facilities. The corporation has a $200,000,000 revolving credit agreement which expires in December 1999 as a backup to the commercial paper program. There have been no borrowings under this agreement. The corporation had a $4,000,000 current note payable at December 31, 1993 under a separate credit agreement which was terminated in connection with the merger discussed in Note 2.

	Long-Term Debt. Long-term debt including the corporation's share of INTELSAT and Inmarsat debt at each year end consists of:

In thousands                                      1994            1993
----------------------------------------------------------------------
8.125% notes due 2004                       $  160,000      $  160,000
8.95% notes due 2001                            75,000          75,000
9.55% notes due 1994                                 -          70,000
6.75% INTELSAT Eurobonds due 2000               30,194          31,344
7.375% INTELSAT Eurobonds due 2002              40,258          41,793
8.375% INTELSAT Eurobonds due 2004              40,258               -
6.625% INTELSAT Asian bonds due 2004            40,258               -
Inmarsat lease financing obligations           100,434          98,659
Medium-term notes, due 2006 interest
 rates of 8.05% to 8.66%                        32,000               -
ESOP debt                                        1,877           2,651
Other, net of discounts on notes payable         2,378           8,018
					    ----------      ----------
Total                                          522,657         487,465
Less current maturities                         (7,115)        (76,915)
					    ----------     -----------
Total long-term debt                        $  515,542     $   410,550
					    ==========     ===========

	In March 1994, INTELSAT issued $200,000,000 of 6.625% notes payable. Interest is payable annually in arrears and the principal is due March 22, 2004. Additionally, in October
1994, INTELSAT issued $200,000,000 of 8.375% notes payable.
Interest is payable annually in arrears and the principal is due October 14, 2004. The corporation received its share of the proceeds of these notes and has recorded its share of the long-term debt.

	In 1993, the corporation prepaid $30,000,000 of its 9.55% notes with the proceeds from INTELSAT's 6.75% Eurobonds.
The remaining $70,000,000 balance of the 9.55% notes was repaid in April 1994 and, accordingly, was classified as a current liability on the December 31, 1993 balance sheet.

	In July 1994, the corporation filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $200,000,000 of debt securities. The corporation also filed a prospectus supplement with the SEC to issue up to $100,000,000 of such securities under a "medium-term note program." The corporation issued two medium-term notes totaling $32,000,000 in 1994 with rates of 8.05% to 8.66% and a $5,000,000 note (8.5% interest) in
February, 1995. The remaining $63,000,000 may be issued from time to time, at fixed or floating interest rates, as determined at the time of issuance.

	The principal amount of debt (excluding the Inmarsat lease financing obligation) maturing over the next five years is $2,110,000 in 1995, $1,719,000 in 1996, $505,000 in 1997,
$305,000 in 1998 and $305,000 in 1999.

	Inmarsat Lease Financing Obligations. Inmarsat borrowed 140,400,000 pounds sterling under a capital lease agreement to finance the construction of second-generation Inmarsat satellites. Inmarsat also entered into another capital lease arrangement to finance the construction costs of its third-generation satellites. As of December 31, 1994, 80,000,000 pounds sterling of the 197,000,000 pounds sterling available for this purpose has been borrowed. The corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 16).

	The corporation's share of the payments under these lease obligations for each of the next five years from 1995 through 1999 is $9,481,000, $10,506,000, $14,230,000,
$15,407,000 and $16,717,000, and $72,482,000 thereafter.
These payments include interest totaling $38,389,000 and a current maturity of $5,005,000.

	ESOP Debt. As discussed in Note 11, the corporation has an Employee Stock Ownership Plan (ESOP). The ESOP has bank notes payable outstanding which are guaranteed by the corporation. Accordingly, these notes are reported as long-term debt of the corporation. The ESOP debt includes an 8.75% note with quarterly principal and interest payments through 1996 and a 10.95% note with quarterly principal and interest payments through 1997.

8.      COMMITMENTS AND CONTINGENCIES

	Property and Equipment. As of December 31, 1994, the corporation had commitments to acquire property and equipment totaling $140,138,000. Of this total, $117,787,000 is payable over the next three years. These commitments are related principally to the purchase of INTELSAT and Inmarsat satellites.

	Employment and Consulting Agreements. The corporation has employment and consulting agreements with certain officers, coaches and players. Virtually all of these agreements provide for guaranteed payments. Other contracts provide for payments contingent upon the fulfillment of certain terms and conditions. Amounts required to be paid under such agreements total approximately $23,900,000 in 1995, $25,200,000 in 1996, $22,700,000 in 1997, $19,000,000 in
1998, $9,300,000 in 1999 and $3,500,000 thereafter.

	Leases. As discussed in Note 6, the corporation has a 15-year lease which started April 1993 on its headquarters building in Bethesda, Maryland. The corporation also has leases of other property and equipment. Rental expense under operating leases was $8,381,000 in 1994, $7,993,000 in 1993 and $4,253,000 in 1992. The future rental payments under operating leases are $7,155,000 in 1995, $6,462,000 in 1996, $6,597,000 in 1997, $6,599,000 in 1998 and $5,621,000
in 1999.

	Government Contracts. The corporation is subject to audit and investigation by various agencies which oversee contract performance in connection with the corporation's contracts with the U.S. Government. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the consolidated financial statements.

	Environmental Issue. The corporation is engaged in a program to monitor a toxic solvent spill of limited scope at the site of its former manufacturing subsidiary in California. The corporation believes that it has complied with the directions of state authorities to date, including removing approximately 458 cubic yards of soil from the site soon after the leak was discovered in 1986 and conducting ongoing groundwater monitoring at the site. The corporation has accruals to cover monitoring costs over the near term, but it is unclear at this time whether or to what extent groundwater remediation may be required.

	Investment in Inmarsat Affiliate. In 1994, the corporation committed to invest $114 million directly in a new satellite system affiliated with Inmarsat. The corporation has also committed to invest $33 million indirectly as its pro rata share of Inmarsat's $150 million investment in the venture.
This new affiliate plans to construct, deploy and operate spacecraft in intermediate circular orbit, and interconnecting terrestrial facilities, for the provision of worldwide mobile communications via handheld devices. In two orders released November 1994 and December 1994, the FCC ruled in a contested proceeding that the corporation would be legally qualified to participate directly in the new venture provided that the corporation does not extend its statutory role in Inmarsat to obtain exclusive U.S. rights to access the venture's satellites. The corporation has petitioned the U.S. Court of Appeals for the District of Columbia
Circuit to review the FCC ruling generally with regard to the standard applied to determine the corporation's scope of authority under the Inmarsat Act and particularly with regard to the proviso on participating in the new venture.
At the same time, the corporation is acting to structure its relationship with the new venture to enable it to comply with the FCC proviso.

	In consideration for the above-referenced Inmarsat investment, the new venture will provide Inmarsat with satellite capacity for the provision of specialized maritime and aeronautical communications services. The corporation's legal qualifications to participate in Inmarsat's investments will be contingent on showing that Inmarsat's planned operations are consistent with the corporation's scope of authority under the Inmarsat Act, which the FCC has ruled is limited to maritime communications and non-maritime services ancillary thereto.

	The corporation has been directed by the FCC to file an application for authorization to participate in the new venture directly and indirectly through its investment in Inmarsat by May 1, 1995.

9.      REGULATORY ENVIRONMENT AND LITIGATION

	Regulatory Environment.  Under the Communications Act of
1934 and the Satellite Act, as amended, the corporation is subject to regulation by the FCC with respect to communications services provided through the INTELSAT and Inmarsat systems and the rates charged for those services.

	Until 1985, the corporation was, with minor exceptions, the sole U.S. provider of international satellite communications services using the INTELSAT system. Since then, the FCC has authorized several international satellite systems separate from INTELSAT. These separate systems currently compete against the corporation for voice, video and data traffic.
In 1993, the FCC substantially eliminated prior restrictions on the ability of separate systems to offer public switched telephony services, thereby increasing competition to the corporation in the voice market. The U.S. Government has established a goal of eliminating all restrictions on competitive systems by 1997.

	In 1993, the FCC initiated an audit of the corporation's role as the U.S. signatory to Inmarsat and as a provider of international mobile satellite services. In 1994, the FCC completed its audit and informed the corporation that earnings from international mobile satellite services do not appear excessive, and the FCC does not intend to take enforcement action based on the audit.

	The corporation has received FCC authorization to participate in the construction of five third-generation
Inmarsat satellites, despite opposition which argued that the satellites are outside the corporation's scope of authority under the Inmarsat Act on the basis that these satellites are principally designed to serve land-based users. The FCC postponed consideration of the scope of authority contention until it acts on the corporation's application to provide commercial services via the satellites, which is planned to be filed in 1995. The corporation believes that all requisite operating authorizations with respect to these satellites will be obtained.

	Litigation. In 1989, Pan American Satellite (PanAmSat) filed an antitrust suit against the corporation alleging interference with PanAmSat's efforts to compete in the international satellite communications market and seeking trebled damages of approximately $1.5 billion. In 1991, a U.S. Court of Appeals ruled that the corporation is immune from antitrust suits in its role as a signatory to INTELSAT.
In February 1992, the U.S. Supreme Court denied PanAmSat's request for a review of the lower court's decision. An amended complaint was filed alleging that the corporation violated antitrust laws in its business activities purportedly outside of its role as a signatory to INTELSAT.
In March 1993, a U.S. District Court denied the corporation's motion to dismiss the amended complaint and allowed PanAmSat to proceed with discovery. In February
1994, PanAmSat submitted a report estimating its alleged damages (before trebling) at a 1994 present value of $227,436,000. Also in February 1994, PanAmSat filed a motion with the District Court for acceptance of a third amended and supplemental complaint that would add several new claims and 15 new defendants to the suit, primarily as alleged co-conspirators with the corporation. In June 1994, the court denied PanAmSat's motion and ruled that discovery be completed. Discovery in the suit ended in November 1994; however, PanAmSat has motions pending which, if granted, would result in additional discovery. In December 1994, the corporation filed a motion for summary judgment directed to dismissal of all claims in the complaint. In the opinion of management, the complaint against the corporation is without merit, and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

	The corporation is defending an intellectual property infringement suit initiated by Spectradyne, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries in 1992, seeking damages in an unspecified amount and injunctive relief. The initial patent claims were dismissed. Spectradyne thereafter twice amended its complaint, first to substitute new patent infringement claims along with claims that the corporation's subsidiaries induced unnamed third parties to infringe a copyrighted software interface, and then to substitute direct copyright infringement claims for the inducement to infringe claims. In 1994, a U.S. District Court granted summary judgment dismissing all of these claims except one copyright issue. The corporation believes that the suit is without merit and that the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

10.     STOCKHOLDERS' EQUITY

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

	Treasury Stock. The corporation acquired 404,500 shares of RSi common stock in 1993 for $5,098,000. Additionally, RSi acquired 80,000 shares of its own common stock for $870,000.
These shares, which were equivalent to 378,000 shares of COMSAT common stock, were accounted for as treasury stock transactions as of December 31, 1993. These shares, in addition to RSi's other treasury shares, were retired upon consummation of the merger discussed in Note 2.
Accordingly, 683,000 shares of the corporation's common stock with a total cost of $8,163,000 were retired in 1994.

	Investors' Plus Plan. The corporation has a plan which allows investors to purchase shares of common stock directly from the corporation. In 1994, 76,000 shares were issued with total proceeds of $977,000.

11.     STOCK INCENTIVE PLANS

	The corporation has stock incentive plans which provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 5,550,000 shares of common stock may be granted under the current plans. As of December 31, 1994, 1,234,000 shares of the corporation's treasury stock and 750,000 unissued common shares were reserved for these plans. As of December 31, 1994, no stock appreciation rights were outstanding.

	Stock Options. Under the current plans, the exercise price for stock options may not be less than 50% of the fair market value of the stock when granted. Options vest over three years and expire after 15 years. Stock option activity was as follows:

In thousands,                         Number of          Exercise
except per share amounts               Shares          Price Range
-------------------------------------------------------------------
Balance at January 1, 1992              2,256       $   5.97-19.23
	Options granted                   464           9.72-23.08
	Options exercised              (1,032)          5.97-19.22
	Options canceled                  (22)          5.97-13.94
				      -------       --------------
Balance at December 31, 1992            1,666           5.97-23.08
	Options granted                 1,288          16.99-30.31
	Options exercised                (408)          5.97-18.42
	Options canceled                  (27)          5.97-27.03
				      -------       --------------
Balance at December 31, 1993            2,519           5.97-30.31
	Options granted                 1,398          23.08-27.63
	Options exercised                (126)          5.97-25.41
	Options canceled                  (49)          5.97-27.63
				      -------       --------------
Balance at December 31, 1994            3,742       $   5.97-30.31
Options exercisable at                =======       ==============
December 31, 1994                       1,377       $   5.97-30.31
				      =======       ==============

	The exercise price of certain options granted prior to 1993 is equal to 50% of the market price on the grant date. The cost of these awards, which is the 50% discount to market when granted, was recorded as unearned compensation and is shown as a separate component of stockholders' equity. This unearned compensation is being amortized to expense over the three-year vesting period.

	The exercise price for options awarded after 1992 is equal to the fair market value on the grant date. Accordingly, no expense is recorded for these options.

	Restricted Stock Awards. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. During 1993 and 1992, respectively, 348,000 and 68,000 restricted stock awards were granted, net of awards forfeited. The 1993 awards vest over six years and the 1992 awards vest over five years. The market value of the shares awarded was recorded as unearned compensation and is being amortized to expense over the vesting period for each grant.

	In 1994, 265,000 "performance-based" restricted stock awards were granted. Grantees do not have record ownership of the underlying shares of stock until the end of a two-year
performance period.  The actual shares awarded will be based upon the achievement of the applicable financial performance
targets.   The shares issued will then be subject to
restrictions on their sale or transfer for three additional years. The expected cost of these grants is being amortized over five years. The 1994 amortization was recorded as compensation expense of $1,420,000 and a corresponding increase to stockholders' equity described as "amortization of stock performance awards."

Unearned compensation has not been recorded for these grants since actual shares have not been issued and the number of shares to be issued is not yet known.

	Restricted Stock Units. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested.
These units vest over three years. During 1994, 1993 and 1992, respectively, 115,000, 49,000 and 42,000 restricted stock units were granted. At December 31, 1994, 189,000 partially vested restricted stock units were outstanding.
The cost of these awards, which is the market value of the units when vested, is amortized to expense over the three-year vesting period. The amounts amortized to expense in 1994, 1993 and 1992 were $335,000, $1,538,000 and
$1,048,000, respectively.

	Employee Stock Purchase Plan. Employees may purchase stock at a discount through the corporation's Employee Stock
Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period. The offering date for 1995 purchases was November 18, 1994, when 85% of the fair market value was $16.74.

	A total of 2,248,000 shares of the corporation's unissued common stock has been reserved for this plan.

	Employee Stock Ownership Plan. The corporation has an Employee Stock Ownership Plan (ESOP) which was established in 1988 by RSi for the benefit of eligible employees. The ESOP has acquired 714,000 shares of common stock with bank loan proceeds. The corporation makes periodic contributions to the ESOP at least sufficient to make principal and interest payments as they are due. Contributions to the ESOP charged to expense totaled $864,000 in 1994, $1,049,000 in 1993 and $1,026,000 in 1992.

	The corporation has guaranteed the ESOP's bank notes payable and has reported the unpaid balance of these loans as a liability of the corporation (see Note 7). An unearned ESOP compensation amount, which is equal to the unpaid bank loans, has been reported as a reduction to stockholders' equity.

12.     PENSION AND OTHER BENEFIT PLANS

	The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement.

	The components of net pension expense for each year are:

In thousands                               1994       1993       1992
---------------------------------------------------------------------
Service cost for benefits earned
	during the year                $  3,719   $  3,087   $  3,583
Interest cost on projected benefit
	obligation                        6,817      7,044      6,556
Credit for actual return on pension
	plan assets                        (624)   (13,010)    (5,197)
Net amortization and deferral            (7,572)     5,427     (2,697)
				       --------   --------   --------
Net pension expense                    $  2,340   $  2,548   $  2,245
				       ========   ========   ========

	In September 1992, the corporation offered an early retirement program to some employees in connection with its restructuring of certain operations (see Note 14). This program provided enhanced retirement benefits and an option for a lump sum payment of all benefits. The additional pension expense for this program was $6,582,000 and is included in the provision for restructuring in the 1992 income statement.

	The following table shows the pension plan's obligations and assets as well as the amount recognized in the corporation's balance sheets at each year end.

In thousands                                           1994       1993
----------------------------------------------------------------------
Actuarial present value of benefit
obligations:
	Vested benefit obligation                 $  72,620  $  88,271
						  =========  =========
	Accumulated benefit obligation            $  74,403  $  90,981
						  =========  =========
Actuarial present value of projected benefit
obligation for service  rendered to date          $  87,347  $ 109,543
Pension plan assets at fair value                    95,003     99,070
						  ---------  ---------
Plan assets greater than (less than)
	projected benefit obligation                  7,656    (10,473)
Unrecognized net loss (gain)                         (9,459)    12,116
Unrecognized transition asset at January 1,
	1986 being amortized over 11 years           (4,818)    (6,026)
						  ---------  ---------
Net pension liability                             $  (6,621) $  (4,383)
						  =========  =========
Assumed discount rate                                   8.5%       7.0%
Assumed rate of compensation increase                   5.5%       5.0%
Expected rate of return on pension plan assets          9.0%       9.0%

	The plan's assets consist primarily of common stock, corporate and government bonds and short-term investments. The corporation's policy is to fund the minimum actuarially computed contributions required by law. The corporation made a $102,000 cash contribution to the plan in 1994, and $4,100,000 in 1993.

	Supplemental Executive Retirement Plan. The corporation has an unfunded supplemental pension plan for executives. The expense for this plan was $2,976,000, $2,058,000 and $1,917,000 for 1994, 1993 and 1992, respectively.

	In accordance with the provisions of Financial Accounting
Standard No. 87, the corporation recorded a minimum plan liability for the excess of the accumulated benefit obligation over the accrued plan liability. This was reported as a reduction to stockholders' equity of $1,557,000 as of December 31, 1994 and $2,301,000 as of
December 31, 1993. These amounts are net of deferred income taxes and net of an intangible asset recorded for the unrecognized transition obligation.

	The corporation's accrued liabilities for this plan were $16,041,000 and $15,679,000 at December 31, 1994 and 1993,
respectively. As of December 31, 1994, the accumulated benefit obligation was approximately $16,041,000, and the projected benefit obligation was approximately $16,558,000, assuming a discount rate of 8.5% and future salary increases of 5.5%.

	401(k) Plan. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation. Prior to 1994, these matching contributions were made in cash. The corporation's matching contributions for the years ended December 31, 1993 and 1992 were $3,237,000 and $2,860,000, respectively.
Starting in 1994, the matching contributions have been made in shares of the corporation's common stock. During 1994, 79,000 shares of common stock with a total market value of $1,941,000 were contributed to the plan.

	Postretirement Benefits. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service.

	The components of the net postretirement benefit expense for each year were:

In thousands                                1994       1993       1992
----------------------------------------------------------------------
Service cost for benefits earned
	during the year                 $  1,756   $  1,898   $  2,157
Interest cost on accumulated
	postretirement benefit
	obligation                         2,867      3,518      3,762
Net amortization and deferral             (1,221)      (321)       232
					--------   --------   --------
Net postretirement benefit expense      $  3,402   $  5,095   $  6,151
					========   ========   ========

	The early retirement program discussed earlier in this note resulted in an additional postretirement benefit expense of $2,107,000 in 1992.

	The following table shows the plan's obligations as well as the liability recognized in the corporation's balance sheet at each year end.

In thousands                                           1994       1993
----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
	Retirees                                  $  20,598  $  25,258
	Fully eligible active participants            3,845      3,826
	Other active participants                    12,363     14,846
						  ---------  ---------
	Total                                        36,806     43,930
Unrecognized gain from plan changes                  11,614     12,873
Unrecognized net gain (loss)                          2,397     (6,789)
						  ---------  ---------
Net postretirement benefit liability              $  50,817  $  50,014
						  =========  =========

Assumed discount rate                                   8.5%       7.0%
Assumed rate of compensation increase                   5.5%       5.0%

	In 1993, the corporation made several modifications to its postretirement benefits program including higher participant premium payments, higher deductibles and out-of-pocket maximums and reduced benefits for certain participants.
Additionally, the corporation implemented a managed health care program to better control costs. These changes resulted in a reduction in the accumulated postretirement benefit obligation and an unrecognized gain of $12,873,000 as of December 31, 1993.

	A 10.0% increase in health care costs was assumed for 1995 with the rate decreasing 0.5% each year to an ultimate rate of 6.0%. Increasing the assumed trend rate by 1.0% each year would have increased the accumulated postretirement benefit obligation as of December 31, 1994 by $4,647,000 and the benefit expense for 1994 by $763,000.

13.     INCOME TAXES

	The corporation adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This accounting statement changed the method for the recognition and measurement of deferred tax assets and liabilities. The cumulative effect of adopting SFAS No. 109 on the corporation's financial statements was to increase income by $1,925,000 ($0.04 per share) and was recorded in the first quarter of 1993. Prior year financial statements were not restated.

	The components of income tax expense for each year are:

In thousands                                1994       1993       1992
----------------------------------------------------------------------
Federal:
	Current                        $  28,655  $  32,646  $  25,349
	Deferred                          18,064     19,419      3,682
	Investment tax credits            (3,550)    (3,627)    (3,943)
State and local                            6,510      6,754      4,883
				       ---------  ---------  ---------
Total                                  $  49,679  $  55,192  $  29,971
				       =========  =========  =========

	The difference between tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

In thousands                                1994       1993       1992
----------------------------------------------------------------------
Federal income taxes computed at
	the statutory rate             $  44,562  $  48,182  $  28,309
Reduction under gross change tax
	method                                 -          -     (2,694)
Investment tax credits                    (3,550)    (3,627)    (3,943)
Dispositions of assets                         -          -      2,913
State income taxes, net of
	Federal income tax benefit         4,227      4,326      2,547
Rate increase on prior year
	deferred taxes                         -      2,977          -
Goodwill                                     920        670        707
Merger costs                               1,556          -          -
Other                                      1,964      2,664      2,132
				       ---------  ---------  ---------
Income tax expense                     $  49,679  $  55,192  $  29,971
				       =========  =========  =========

	SFAS No. 109 requires that deferred tax liabilities and assets be adjusted for the effect of a change in tax laws or rates. Accordingly, the corporation recorded a charge to income tax expense of $2,977,000 in the third quarter of 1993 to adjust prior years' deferred tax assets and liabilities for an increase in the Federal income tax rate from 34% to 35%.

	The net current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1994 and 1993 are:

In thousands                                           1994       1993
----------------------------------------------------------------------
Current deferred tax asset                        $  10,914  $   8,333
Non-current deferred tax liability                 (104,309)   (81,468)
						  ---------  ---------
Net liability                                     $ (93,395) $ (73,135)
						  =========  =========

	The deferred tax assets and liabilities at December 31, 1994 and 1993 are:

In thousands                                           1994       1993
----------------------------------------------------------------------
Assets:
	Postretirement benefits                   $  22,947  $  20,902
	Accrued expenses                             41,247     32,291
	ITC carryforwards                                 -     13,115
	Alternative minimum tax credit               35,688     32,368
	Contract revenue                              8,432      7,135
	Other                                           377      2,486
						  ---------  ---------
	Total deferred tax assets                   108,691    108,297
						  ---------  ---------
Liabilities:
	Property and equipment                     (202,086)  (179,376)
	Other                                             -     (2,056)
						  ---------  ---------
	Total deferred tax liabilities             (202,086)  (181,432)
						  ---------  ---------
	Net liability                             $ (93,395) $ (73,135)
						  =========  =========

The corporation's investment tax credit carryforwards have been fully utilized as of December 31, 1994.

The Internal Revenue Service (IRS) has completed examinations of the Federal income tax returns of the corporation through 1989 and is currently examining Federal income tax returns for 1990 through 1992. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987. The IRS has denied these claims.
The corporation is contesting this denial by the IRS. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1994.

14.     PROVISION FOR RESTRUCTURING

	In September 1992, the corporation recorded a $38,961,000 charge for restructuring costs. At that time, the corporation announced its plans to realign business activities, downsize certain functions, and reposition
COMSAT Video Enterprises, Inc. (CVE) to capitalize on the growing market for on-demand entertainment. The restructuring costs relate to headcount reductions throughout the corporation and the elimination of the former
COMSAT Systems Division and the consolidation of its operations with those of COMSAT Laboratories into a new division, COMSAT Technology Services, as well as the transfer of television distribution services from COMSAT
Systems Division to CVE. This charge consists of $12,644,000 for early retirement and reduction in force costs related to the reorganization and $26,317,000 for equipment, property and other items.

15.     BUSINESS SEGMENT INFORMATION

	The corporation reports operating results and financial data in four business segments: International Communications, Mobile Communications, Entertainment and Technology
Services. The International Communications segment consists of activities undertaken by the corporation in its COMSAT World Systems business, including INTELSAT services.
This segment also includes the activities of COMSAT
International Ventures. The Mobile Communications segment consists of activities undertaken by the corporation in its COMSAT Mobile Communications business, including Inmarsat services. The Entertainment segment includes entertainment services and video distribution services to television networks. The results for CVE, On Command Video
Corporation, the Denver Nuggets and Beacon Communications
Corp. are reported in the Entertainment segment.  The
Technology Services segment includes the design and manufacture of voice and data communications networks and products, systems integration services, and applied research and technology services and includes the operations of COMSAT RSI and COMSAT Laboratories.


In thousands(1)                             1994          1993          1992
-----------------------------------------------------------------------------------
Revenues(2):
	International Communications        $   271,136   $   249,935   $   253,308
	Mobile Communications                   193,530       190,040       158,031
	Entertainment(3)                        156,846       121,814        86,217
	Technology Services(2)                  219,119       202,161       205,499
	Eliminations and other corporate(3)     (13,732)       (9,665)      (14,962)
					    -----------   -----------   -----------
	Total                               $   826,899   $   754,285   $   688,093
					    ===========   ===========   ===========

Operating income (loss):
	International Communications        $    88,534   $    89,795   $    96,507
	Mobile Communications                    47,850        48,766        37,418
	Entertainment(3)                         10,530         6,516         3,097
	Technology Services                      15,467        12,109        12,492
	Merger and integration costs             (7,367)            -             -
	Provision for restructuring(4)                -             -       (38,961)
	Other corporate(3)                       (4,763)       (5,606)       (5,571)
					    -----------   -----------   -----------
	Total                               $   150,251   $   151,580   $   104,982
					    ===========   ===========   ===========

Identifiable assets as of December 31:
	International Communications        $   884,637   $   822,034   $   792,123
	Mobile Communications                   420,570       401,649       394,659
	Entertainment(3)                        368,904       257,718       195,662
	Technology Services                     147,015       165,011       155,600
	Corporate and other assets(3)(5)        154,866       127,101       116,941
					    -----------   -----------   -----------
	Total                               $ 1,975,992   $ 1,773,513   $ 1,654,985
					    ===========   ===========   ===========

Property and equipment additions:
	International Communications        $   136,525   $   116,652   $   120,833
	Mobile Communications                    55,103        50,586        83,099
	Entertainment(3)                         90,053        65,325        18,071
	Technology Services                       4,067         7,468        11,458
	Corporate and other assets(3)               835         2,835         1,033
					    -----------   -----------   -----------
	Total                               $   286,583   $   242,866   $   234,494
					    ===========   ===========   ===========

Depreciation and amortization:
	International Communications        $    84,925   $    73,636   $    70,967
	Mobile Communications                    35,299        32,772        27,304
	Entertainment(3)                         38,010        25,329        19,519
	Technology Services                       6,880         7,916        10,531
	Corporate and other assets(3)             2,670         2,458         2,439
					    -----------   -----------   -----------
	Total                               $   167,784   $   142,111   $   130,760
					    ===========   ===========   ===========


(1) Segment information for 1993 and 1992 has been restated for the merger with RSi as discussed in Note 2.

(2) Technology Services segment revenues include intersegment sales totaling $8,625,000 in 1994, $10,132,000 in 1993 and
	$19,500,000 in 1992. Intersegment sales for other segments are not significant. On October 3, 1992, the corporation sustained tornado damage at its Largo, Florida facility. Revenues reported for the Technology Services segment include business interruption insurance proceeds of $4,835,000 in 1994, $3,021,000 in 1993 and $1,572,000 in 1992.

(3) The Denver Nuggets results were reported in Eliminations and other corporate activities prior to 1994. Segment results for 1993 and 1992 have been restated to report these results in the Entertainment segment.

(4) If the 1992 provision for restructuring (see Note 14) had been charged to segment operating income, the amounts allocated to each segment would have been: International
	Communications - $6,955,000; Mobile Communications -
	$3,332,000; Entertainment - $14,146,000; Technology Services - $10,240,000; and Other Corporate - $4,288,000.

(5) The corporation's investments in unconsolidated businesses are included in Corporate and other assets.

	Related Party Transactions and Significant Customers. The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $26,162,000 in 1994, $23,190,000 in 1993 and $21,477,000 in 1992. These revenues were recorded primarily in the International Communications and Technology Services segments.

	Customers comprising 10% or greater of the corporation's revenues are:

In thousands                       1994            1993            1992
-----------------------------------------------------------------------
U.S. Government         $       121,715 $       115,446 $       117,245
AT&T                            100,096         117,582         135,499

16.     FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

	SFAS No. 107, which became effective in 1992, and SFAS No. 119, which became effective in 1994, require disclosures about the fair value of financial instruments. In these disclosures, fair values are estimates and do not necessarily represent the amounts that would be received or paid in an actual sale or settlement of the financial instruments.

	At December 31, 1994, the corporation was contingently liable to banks for $26,214,000 for outstanding letters of credit securing performance of certain contracts. As discussed in Note 6, the corporation has guaranteed repayment of the construction loan related to its headquarters building. The corporation has other financial guarantees totaling approximately $9,600,000 as of December 31, 1994. The majority of these guarantees expire in 1995 through 1999. The estimated fair value of these instruments is not significant.

	Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on fixed operating expenses denominated in British pounds sterling. At December 31, 1994, Inmarsat had several contracts maturing in 1995 through 1997 to purchase 87,500,000 pounds sterling for a total of $139,347,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized gain of approximately $700,000 at December 31, 1994.

	Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay pounds sterling. The pounds sterling borrowed were swapped for U.S. dollars with an agreement to exchange the dollars for pounds sterling in order to meet the future lease payments. Inmarsat pays interest on the dollars at an average fixed rate of 8.4%, and it receives variable interest on the sterling amounts based on short-term LIBOR rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed interest rate dollar debt. As of December 31, 1994, Inmarsat had $416,936,000 of swaps to be exchanged for 255,282,000 pounds sterling at various dates through 2006.
Inmarsat is exposed to loss if one or more of the counterparties defaults. However, Inmarsat does not anticipate non-performance by the counterparties as all are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized loss of $3,713,000 at December 31, 1994. The fair value was estimated by computing the present value of the dollar obligations using current rates available for issuance of debt with similar terms, and the current value of the sterling at year-end exchange rates.

	The fair value of long-term debt (excluding capitalized leases) was estimated by computing present values of the related cash flows using risk adjustments to U.S. Treasury rates obtained from investment bankers.

					December 31, 1994
			       -------------------------------
In thousands                       Book Amount      Fair Value
--------------------------------------------------------------
8.125% notes                   $       160,000 $       156,010
8.95% notes                             75,000          76,671
6.75% INTELSAT Eurobonds                30,194          28,370
7.375% INTELSAT Eurobonds               40,258          38,282
6.625% INTELSAT Asian bonds             40,258          35,700

	The fair values of the remaining long-term debt not itemized above and the corporation's other financial instruments are approximately equal to their carrying values.

17.     SUBSEQUENT EVENTS

	Denver Sports Arena. In January 1995, the corporation, through a proposed joint venture between the corporation and The Anschutz Corporation, reached an agreement in principle with the City and County of Denver pursuant to which the joint venture would construct a sports and entertainment complex in Denver, Colorado. The 19,000-seat arena's construction is contingent on the negotiation of final agreements with the city and the landowner. The arena would be scheduled to open for the 1997-98 NBA season. The new facility would generate additional revenue and augment fan amenities to strengthen the Denver Nuggets franchise. The arena construction costs are expected to total approximately $132 million. The corporation would contribute up to $30 million during the three-year construction period and the other partner would contribute a like amount. The remaining construction costs would be financed with debt, sponsor advances and other sources.

	Debt. INTELSAT intends to issue $200 million of bonds in the first quarter of 1995. The corporation will record its share of the borrowings as long-term debt of approximately
$40 million when the bonds are issued.

Item 9.  Disagreements on Accounting and Financial Disclosure.
	 None.

PART III

	Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10-13 is incorporated by reference from the COMSAT - 1995 Annual Meeting of Shareholders - Notice and Proxy
Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General
Instruction G to the Annual Report on Form 10-K.

Item 10.  Directors and Officers of the Registrant.
Item 11.  Executive Compensation.
Item 12.  Security Ownership of Certain Beneficial Owners and
	  Management.
Item 13.  Certain Relationships and Related Transactions.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
	  Form 8-K.

(a) Documents filed as part of this Report.

1. Consolidated Financial Statements and Supplementary Data of Registrant.

								Page
    a.  Independent Auditors' Report                             41
    b.  Consolidated Financial Statements of COMSAT
	Corporation and Subsidiaries

	(i)   Consolidated Income Statements for the Years
	      Ended December 31, 1994, 1993 and 1992             42

	(ii)  Consolidated Balance Sheets as of
	      December 31, 1994 and 1993                         43

	(iii) Consolidated Cash Flow Statements for
	      the Years Ended December 31, 1994, 1993
	      and 1992                                           44

	(iv)  Statements of Changes in Consolidated
	      Stockholders' Equity for the Years Ended
	      December 31, 1994, 1993 and 1992                   45

	(v)   Notes to Consolidated Financial Statements for
	      Each of the Three Years in the Period Ended
	      December 31, 1994                                46-67

2.  Financial Statement Schedule Relating to the Consolidated
    Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1994.

							       Page
    a.  Independent Auditors' Report                            41
    b.  Schedule II - Valuation and Qualifying Accounts         80

    All Schedules except that listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing. Separate financial statements and schedules of COMSAT Corporation are omitted because the Corporation is primarily an operating corporation and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and indebtedness to any person other than the Corporation and its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets shown by the consolidated statements in this filing.

(b) Reports on Form 8-K.

    A report on Form 8-K dated October 27, 1994 was filed by the Registrant to file the press release reporting certain developments in the Registrant's Entertainment segment, including a definitive agreement to purchase the assets of Beacon Communications Corp., a film and television production company, and a memorandum of understanding with The Anschutz Corporation regarding construction of a new sports and entertainment complex in Denver.

    A report on Form 8-K dated November 3, 1994, as amended on Form 8-K/A dated November 3, 1994, was filed by the Registrant to file (a) a press release describing the Registrant's financial results for the quarter ended
September 30, 1994 and (b) a press release describing certain strategic initiatives of the Registrant.

(c) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit No. 3 - Articles of Incorporation and By-laws.

a. Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993. (Incorporated by reference from Exhibit No. 4(a) to Registrant's
	Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993).

b. By-laws of Registrant, as amended through January 17, 1995.

c. Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation. (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a. Specimen of a certificate representing Series I shares of Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by citizens of the United
	States.   (Incorporated by reference from Exhibit No.
	4(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

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

e. Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's
	Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.)

f. Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N. A.
	(Incorporated by reference from Exhibit No. 4(c) to Registrant's Registration Statement on Form S-3 (No. 33-
	54369) filed on June 30, 1994.)

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

i. Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached).

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

	(i) Amendment dated September 1, 1992. (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended
		December 31, 1992.)

h.* Registrant's Insurance and Retirement Plan for Executives adopted by Registrant's Board of Directors on June 21, 1985, as amended by the Board of Directors on
	July 15, 1993.   (Incorporated by reference from Exhibit
	No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

i.*     Registrant's 1986 Key Employee Stock Plan.
	(Incorporated by reference from Exhibit No. 10(g) to Registrant's Registration Statement on Form S-4 (File
	No. 33-9966) filed on November 4, 1986.)

j.* Registrant's Non-Employee Directors Stock Option Plan adopted by Registrant's Board of Directors on January 15, 1988 and approved by Registrant's shareholders on May 20, 1988. (Incorporated by reference from Exhibit No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.)

	(i) Amendment No. 1 dated March 16, 1990. (Incorporated by reference from Exhibit No. 10 (g)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

	(ii)    Amendment No. 2 dated January 15, 1993.
		(Incorporated by reference from Exhibit No.
		10(k)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

k. Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-k for the fiscal year ended December 31, 1988.)

l. Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services. (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

m. Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

	(i) Amendment No. 1 dated May 20, 1993. (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

n.* Registrant's 1990 Key Employee Stock Plan adopted by the Board of Directors on March 16, 1990. (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

	(i)     Amendment No. 1 dated January 15, 1993.
		(Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

	(ii)    Amendment No. 2 dated January 16, 1994.

o.      Agreement, dated May 25, 1990, between Registrant and
	IDB Communications Group, Inc. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

p. Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited
	Partnership.  (Incorporated by reference from Exhibit
	No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

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

q. Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

r.*     Registrant's Directors and Executives Deferred
	Compensation Plan, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(v) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

s. Service Agreement, dated April 2, 1992, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

t. Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10
	(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

u. Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10
	(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

v.      Lease Agreement, dated June 8, 1993, between GTE
	Airfone, Incorporated, United Airlines, Inc. and
	Registrant for the provision and financing of aeronautical satellite equipment. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

w. Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex
	traffic.    (Incorporated by reference from Exhibit No.
	10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

x. Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

y. Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

z. Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P.
	relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(ee) to Registrant's
	Report on Form 10-K for the fiscal year ended December
	31, 1993.)

aa. Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

bb. Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

	(i)     Amendment No. 1 dated as of December 17, 1994.

cc.     Agreement dated January 24, 1994, between MCI
	International, Inc. and Registrant relating to
	utilization of space segment.   (Incorporated by
	reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

dd. Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

ee. Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 22 March 1994. (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

ff. Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc. and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series
	A. (Incorporated by reference from Exhibit No. 1 to Registrant's Registration Statement on Form S-3 (No. 33-54369) filed on June 30, 1994).

gg.     Fiscal Agency Agreement between International
	Telecommunications Satellite Organization, Issuer, and
	Morgan Guaranty Trust Company of New York, Fiscal Agent and Principal Paying Agent, dated as of 14 October 1994.

hh.*    Registrant's 1995 Annual Incentive Plan adopted by
	Registrant's Board of Directors on January 17, 1995.

ii.     Fiscal Agency Agreement between International
	Telecommunications Satellite Organization, Issuer, and
	Morgan Guaranty Trust Company of New York, Fiscal Agent and Principal Paying Agent, dated as of 28 February
	1995.

*Compensatory plan or arrangement.


Exhibit No. 11 - Statement regarding computation of per share
		 earnings.

Exhibit No. 21 - Subsidiaries of the Registrant as of March 31,
		 1995.

Exhibit No. 23 - Consents of experts and counsel.
		 Consent of Independent Auditors dated March 27, 1995.

Exhibit No. 27 - Financial Data Schedule

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   COMSAT CORPORATION
					      (Registrant)

Date: March 30, 1995                  By /s/ Allen E. Flower
					(Allen E. Flower, Controller)



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity and on the date indicated.


	(1) Principal executive officer


Date: March 30, 1995                  By /s/ Bruce L. Crockett
					(Bruce L. Crockett, President
					 and Chief Executive Officer)


	(2) Principal financial officer


Date: March 30, 1995                  By /s/ C. Thomas Faulders, III
					(C. Thomas Faulders, III, Vice
					 President and Chief Financial
					 Officer)


	(3) Principal accounting officer


Date: March 30, 1995                  By /s/ Allen E. Flower
					(Allen E. Flower, Controller)

	(4) Board of Directors


Date: March 30, 1995                  By /s/ Melvin R. Laird
					(Melvin R. Laird, Chairman and
					 Director)


				      By /s/ Lucy Wilson Benson
					(Lucy Wilson Benson, Director)


				      By /s/ Rudy E. Boschwitz
					(Rudy E. Boschwitz, Director)


				      By /s/ Edwin I. Colodny
					(Edwin I. Colodny, Director)


				      By /s/ Bruce L. Crockett
					(Bruce L. Crockett, Director)


				      By /s/ Frederick B. Dent
					(Frederick B. Dent, Director)


				      By /s/ Neal B. Freeman
					(Neal B. Freeman, Director)


				      By /s/Barry M. Goldwater
					(Barry M. Goldwater, Director)


				      By /s/ Arthur Hauspurg
					(Arthur Hauspurg, Director)


				      By /s/ Peter S. Knight
					(Peter S. Knight, Director)


				      By /s/ Peter W. Likins
					(Peter W. Likins, Director)

				      By /s/ Howard M. Love
					(Howard M. Love, Director)


				      By /s/ Robert G. Schwartz
					(Robert G. Schwartz, Director)


				      By /s/ C.J. Silas
					(C. J. Silas, Director)


				      By /s/ Dolores D. Wharton
					(Dolores D. Wharton, Director)

		    COMSAT CORPORATION AND SUBSIDIARIES

	       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
			       (in thousands)


			 Balance at                              Balance at
			 Beginning    Charged to                    End of
			  Of Year      Expenses     Deductions(a)    Year
---------------------------------------------------------------------------
1992:
Allowance for loss on
accounts receivable     $   9,245     $   4,677     $   2,942     $  10,980
			=========     =========     =========     =========

Allowance for loss on
investments             $     457     $   1,000     $     457     $   1,000
			=========     =========     =========     =========

1993:
Allowance for loss on
accounts receivable     $  10,980     $   3,525     $   1,667     $  12,838
			=========     =========     =========     =========

Allowance for loss on
investments             $   1,000     $       -     $       -     $   1,000
			=========     =========     =========     =========

1994:
Allowance for loss on
accounts receivable     $  12,838     $   2,428     $   5,891     $   9,375
			=========     =========     =========     =========

Allowance for loss on
investments             $   1,000     $       -     $     250     $     750
			=========     =========     =========     =========


(a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.

EXHIBIT INDEX

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
3(a) Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993.
	(Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3
	(No. 33-51661) filed on December 22, 1993).

3(b)    By-laws of Registrant, as amended through January
	17, 1995.                                                       89

3(c)    Regulations adopted by Registrant's Board of
	Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation.
	(Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)

4(a)    Specimen of a certificate representing Series I
	shares of Registrant's Common Stock, without par
	value, registered under Section 12 of the
	Securities Exchange Act of 1934, which are held by
	citizens of the United States.   (Incorporated by
	reference from Exhibit No. 4(a) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

4(b) Specimen of a certificate representing Series I shares of Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934, which are held by aliens. (Incorporated by reference from Exhibit
	No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

4(c) Specimen of a certificate representing Series II shares of Registrant's Common Stock, without par value, registered under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference from Exhibit No. 4(c) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1982.)

4(d) Standard Multiple-Series Indenture Provisions, dated March 15, 1991. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration
	Statement on Form S-3 (No. 33-39472) filed on March
	15, 1991.)

4(e)    Indenture dated as of March 15, 1991 between
	Registrant and The Chase Manhattan Bank, N.A.
	(Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3
	(No. 33-39472) filed on March 15, 1991.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------

4(f) Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N.
	A. (Incorporated by reference from Exhibit No. 4(c) to Registrant's Registration Statement on Form S-3
	(No. 33-54369) filed on June 30, 1994.)

4(g) Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National
	Association), as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991.)

4(h) Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National
	Association), as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004
	(with form of Debenture attached). (Incorporated by reference from Exhibit No. 4 to Registrant's
	Current Report on Form 8-K filed on April 9, 1992.)

4(i)    Officers' Certificate pursuant to Section 3.01 of               116
	the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to the Chase Manhattan Bank (National Association), as
	Trustee, relating to the authorization of $100,000,000 aggregate principal amount of
	Registrant's Medium Term Notes, Series A (with forms of Notes attached).

10(a)   Agreement Relating to the International
	Telecommunications Satellite Organization
	(INTELSAT) by Governments, which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1980.)

10(b)   Operating Agreement Relating to the International
	Telecommunications Satellite Organization
	(INTELSAT) by Governments which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1980.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(c)   Agreement dated August 15, 1975, among COMSAT
	General Corporation, RCA Global Communications,
	Inc., Western Union International, Inc. and ITT
	World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and
	Amendment Nos. 1-4 and Amendment No. 5 dated March
	24, 1980. (Incorporated by reference from Exhibit
	No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

10(c)(i)Amendment No. 6 dated September 1, 1981.
	(Incorporated by reference from Exhibit No.
	10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

10(d)   Convention on the International Maritime Satellite
	Organization (INMARSAT) dated September 3, 1976.
	(Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

10(e)   Operating Agreement on the International Maritime
	Satellite Organization (INMARSAT) dated September
	3, 1976.  (Incorporated by reference from Exhibit
	No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

10(f)* Registrant's 1982 Stock Option Plan. (Incorporated by reference from Exhibit No. 10(x) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1981.)

10(g)   Agreement dated October 6, 1983, between COMSAT
	General Corporation and National Broadcasting
	Company for the provision of satellite distribution network programming. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1983.)

10(g)(i)Amendment dated September 1, 1992. (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

10(h)*  Registrant's Insurance and Retirement Plan for
	Executives adopted by Registrant's Board of
	Directors on June 21, 1985, as amended by the Board
	of Directors on July 15, 1993.   (Incorporated by
	reference from Exhibit No. 10(h) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(i)*  Registrant's 1986 Key Employee Stock Plan.
	(Incorporated by reference from Exhibit No. 10(g) to Registrant's Registration Statement on Form S-4
	(File No. 33-9966) filed on November 4, 1986.)

10(j)*  Registrant's Non-Employee Directors Stock Option
	Plan adopted by Registrant's Board of Directors on January 15, 1988 and approved by Registrant's shareholders on May 20, 1988. (Incorporated by reference from Exhibit No. 10(h) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1987.)

10(j)(i)*Amendment No. 1 dated March 16, 1990. (Incorporated by reference from Exhibit No. 10 (g)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(j)(ii)*Amendment No. 2 dated January 15, 1993.
	(Incorporated by reference from Exhibit No.
	10(k)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(k)   Agreement to Acquire and Lease (and Supplemental
	Agreements thereto) dated September 28 and October
	10, 1988, respectively, among the International
	Maritime Satellite Organization (Inmarsat), the
	North Sea Marine Leasing Company, British Aerospace
	Public Limited Company, the European Investment
	Bank, Kreditanstalt Fuer Wiederaufbau, European
	Investment Bank (as Agent and as Trustee),
	Instituto Mobiliare Italiano, Credit National,
	Hellenic Industrial Development Bank, and Society
	Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft.
	(Incorporated by Reference from Exhibit No. 3(a) to
	Registrant's Report on Form 10-k for the fiscal year ended December 31, 1988.)

10(l) Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc.
	relating to satellite-based communications services. (Incorporated by reference from Exhibit
	No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(m)   Agreement, dated January 22, 1990, between
	Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1990.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(m)(i)Amendment No. 1 dated May 20, 1993. (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(n)* Registrant's 1990 Key Employee Stock Plan adopted by the Board of Directors on March 16, 1990.
	(Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

10(n)(i)*Amendment No. 1 dated January 15, 1993.
	(Incorporated by reference from Exhibit No.
	10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(n)(ii)*Amendment No. 2 dated January 16, 1994.                       150

10(o) Agreement, dated May 25, 1990, between Registrant and IDB Communications Group, Inc. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

10(p)   Amended and Restated Agreement, dated November 14,
	1990, of Limited Partnership of Rock Spring II
	Limited Partnership. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current
	Report on Form 8-K filed on February 24, 1992.)

10(p)(i)Amended and Restated Lease Agreement, dated
	November 14, 1990, by and between Rock Spring II
	Limited Partnership and Registrant. (Incorporated by reference from Exhibit No. 10(b) to Registrant's
	Current Report on Form 8-K filed on February 24,
	1992.)

10(p)(ii)Amended and Restated Ground Lease Indenture, dated
	November 14, 1990, between Anne D. Camalier
	(Landlord) and Rock Spring II Limited Partnership
	(Tenant). (Incorporated by reference from Exhibit
	No. 10(c) to Registrant's Current Report on Form 8-
	K filed on February 24, 1992.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(q)   Finance Facility Contract (and Supplemental
	Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization
	(Inmarsat), Abbey National plc, General Electric
	Technical Services Company, Inc., European
	Investment Bank, Kreditanstalt Fuer Wiederaufbau,
	Instituto Mobiliare Italiano S.p.A., Credit
	National, Societe Nationale de Credit a
	L'Industrie, Finansieringsinstituttet for Industri
	OG Haandvaerk A/S, De Nationale Investeringsbank
	NV, and Osterreichische Investitionkredit
	Aktiengesellschaft relating to the financing of three Inmarsat spacecraft. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1991.)

10(r)*  Registrant's Directors and Executives Deferred
	Compensation Plan, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(v) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

10(s)   Service Agreement, dated April 2, 1992, between
	Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services.
	(Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

10(t)   Fiscal Agency Agreement, dated as of August 6,
	1992, between International Telecommunications
	Satellite Organization and Morgan Guaranty Trust
	Company of New York. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1992.)

10(u)   Fiscal Agency Agreement, dated as of January 19,
	1993, between International Telecommunications
	Satellite Organization and Morgan Guaranty Trust
	Company of New York. (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1992.)

10(v)   Lease Agreement, dated June 8, 1993, between GTE
	Airfone, Incorporated, United Airlines, Inc. and
	Registrant for the provision and financing of aeronautical satellite equipment. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(w)   Agreement dated July 1, 1993, between Registrant
	and AT&T Easylink Services relating to exchange of
	telex traffic.    (Incorporated by reference from
	Exhibit No. 10(bb) to Registrant's Report on Form
	10-K for the fiscal year ended December 31, 1993.)

10(x)   Agreement dated July 27, 1993, between the
	Registrant and American Telephone & Telegraph
	Company relating to utilization of space segment.
	(Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(y)   Agreement dated September 1, 1993, between
	Registrant and MCI International, Inc. relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1993.)

10(z)   Agreement dated November 30, 1993, between the
	Registrant and Sprint Communications Company L.P.
	relating to utilization of space segment.
	(Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(aa)  Agreement dated December 10, 1993, between
	Registrant and Sprint International relating to the exchange of traffic. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on
	Form 10-K for the fiscal year ended December 31, 1993.)

10(bb) Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina,
	N.A., Bank of America National Trust and Savings
	Association, The First National Bank of Chicago,
	The Chase Manhattan Bank, N.A., The Sumitomo Bank,
	Limited, New York Branch, Swiss Bank Corporation,
	New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

10(bb)(i)Amendment No. 1 dated as of December 17, 1994.                 154

10(cc)  Agreement dated January 24, 1994, between MCI
	International, Inc. and Registrant relating to
	utilization of space segment.   (Incorporated by
	reference from Exhibit No. 10(ii) to Registrant's
	Report on Form 10-K for the fiscal year ended
	December 31, 1993.)

Exhibit
No.                     Description                                     Page
----------------------------------------------------------------------------
10(dd)  Agreement dated February 18, 1994, between
	Registrant and AT&T relating to exchange of traffic. (Incorporated by reference from Exhibit
	No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(ee)  Fiscal Agency Agreement between International
	Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and
	Principal Paying Agent, dated as of 22 March 1994.
	(Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

10(ff)  Distribution Agreement dated July 11, 1994 between
	Registrant and CS First Boston Corporation, Salomon
	Brothers Inc. and Nationsbanc Capital Markets,
	Inc., as Distributors, of Registrant's Medium-Term
	Notes, Series A.  (Incorporated by reference from
	Exhibit No. 1 to Registrant's Registration
	Statement on Form S-3 (No. 33-54369) filed on June
	30, 1994).

10(gg)  Fiscal Agency Agreement between International                   163
	Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company of New York,
	Fiscal Agent and Principal Paying Agent, dated as of 14 October 1994.

10(hh)* Registrant's 1995 Annual Incentive Plan adopted by              206
	Registrant's Board of Directors on January 17,
	1995.

10(ii)  Fiscal Agency Agreement between International                   222
	Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company of New York,
	Fiscal Agent and Principal Paying Agent, dated as of 28 February 1995.

*Compensatory plan or arrangement.


Exhibit 11 - Statement regarding computation of per share earnings      264

Exhibit 21 - Subsidiaries of the Registrant as of March 31, 1995        266

Exhibit 23 - Consent of Independent Auditors dated March 27, 1995       268

Exhibit 27 - Financial Data Schedule                                    270