Form 10-Q
period 1995-03-31
COMSAT CORP
filed 1995-05-15
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


				FORM 10-Q


		Quarterly Report Under Section 13 or 15(d)
		  of the Securities Exchange Act of 1934


		     For Quarter Ended March 31, 1995
		      Commission File Number 1-4929




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

	47,143,000 shares of the Registrant's common stock were outstanding as of March 31, 1995.






	     Page 1 of 20 pages - Exhibit Index at page 14

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements for the Corporation (Unaudited)


		COMSAT CORPORATION AND SUBSIDIARIES
	     Condensed Consolidated Income Statements
	     (In thousands, except per share amounts)


					     Quarter Ended March 31,
					       1995           1994
					     ----------------------
Revenues                                   $  207,883      $  200,495
					   ----------      ----------
Operating expenses:
  Cost of services                            121,213         114,735
  Depreciation and amortization                47,378          40,279
  Research and development                      4,605           3,243
  General and administrative                    4,930           5,364
					   ----------      ----------
  Total operating expenses                    178,126         163,621
					   ----------      ----------
Operating income                               29,757          36,874

Interest and other income, net                  2,029           1,237
Interest expense, net of amounts
  capitalized                                  (8,875)         (6,152)
					   ----------      ----------
Income before taxes                            22,911          31,959

Income tax expense                             (8,338)        (11,778)
					   ----------      ----------
Net income                                 $   14,573      $   20,181
					   ==========      ==========
Earnings per share                         $     0.31      $     0.43
					   ==========      ==========

The accompanying notes are an integral part of these financial statements.

		 COMSAT CORPORATION AND SUBSIDIARIES
		Condensed Consolidated Balance Sheets
			   (In thousands)

					     March 31,     December 31,
					       1995            1994
ASSETS                                      --------      -----------
Current assets:
  Cash and cash equivalents              $    16,322      $    18,658
  Receivables                                216,619          226,189
  Inventories                                 24,380           21,933
  Other                                       30,651           31,460
					 -----------       ----------
    Total current assets                     287,972          298,240
					 -----------       ----------
Property and equipment (net of
  accumulated depreciation of
  $1,022,449 in 1995 and $990,596
  in 1994)                                 1,461,337        1,431,066
Investments                                   79,439           69,541
Goodwill                                      50,944           46,535
Franchise rights                              38,634           39,119
Other assets                                  98,893           91,491
					  ----------       ----------
  Total assets                            $2,017,219       $1,975,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    obligations                           $    7,023       $    7,115
  Commercial paper                           141,767          121,356
  Accounts payable and accrued
    liabilities                              114,662          145,893
  Due to related parties                       6,838           36,750
  Other                                       20,910            5,966
					  ----------       ----------
    Total current liabilities                291,200          317,080
					  ----------       ----------
Long-term debt                               569,440          515,542
Deferred income taxes and investment
  tax credits                                122,224          122,798
Accrued postretirement benefit costs          51,555           50,817
Other long-term liabilities                  116,067          112,824
					  ----------       ----------
  Total liabilities                        1,150,486        1,119,061
					  ----------       ----------
Minority interest                             29,020           30,015
					  ----------       ----------
Stockholders' equity:
  Common stock                               314,916          312,143
  Retained earnings                          537,624          532,229
  Treasury stock                             (11,795)         (12,502)
  Other                                       (3,032)          (4,954)
					  ----------       ----------
  Total stockholders' equity                 837,713          826,916
  Total liabilities and stockholders'     ----------       ----------
    equity                                $2,017,219       $1,975,992
					  ==========       ==========

The accompanying notes are an integral part of these financial statements.

		 COMSAT CORPORATION AND SUBSIDIARIES
	    Condensed Consolidated Cash Flow Statements
			    (In thousands)


					     Quarter Ended March 31,
					       1995           1994
					     ----------------------
Cash flows from operating activities:
  Net income                               $   14,573      $   20,181
  Adjustment for depreciation and
    amortization                               47,378          40,279
  Changes in operating assets and
    liabilities                               (28,270)        (23,410)
  Other                                        (1,703)         (6,049)
					   ----------      ----------
  Net cash provided by operating
    activities                                 31,978          31,001
					   ----------      ----------
Cash flows from investing activities:
  Purchase of property and equipment          (86,576)        (85,877)
  Decrease in INTELSAT ownership               12,022           7,024
  Decrease (increase) in Inmarsat
    ownership                                  (9,146)          3,031
  Investments in unconsolidated
    businesses                                (11,680)        (11,562)
  Other                                          (862)         (6,110)
					   ----------      ----------
  Net cash used in investing activities       (96,242)        (93,494)
					   ----------      ----------
Cash flows from financing activities:
  Common stock issued                           2,582           1,959
  Cash dividends paid                          (9,178)         (7,446)
  Proceeds from issuance of long-term
    debt                                       57,136          40,421
  Repayment of long-term debt                  (4,137)         (1,796)
  Net short-term borrowings                    20,412          32,505
  Other                                        (4,887)          2,244
					   ----------      ----------
  Net cash provided by financing
    activities                                 61,928          67,887
					   ----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                  (2,336)          5,394
Cash and cash equivalents, beginning
  of period                                    18,658          16,230
					   ----------      ----------
Cash and cash equivalents, end of period   $   16,322      $   21,624
					   ==========      ==========

The accompanying notes are an integral part of these financial statements.

COMSAT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)


1.      Financial Statement Presentation

	These financial statements include the accounts of COMSAT
Corporation and its majority-owned subsidiaries (the "corporation") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the results of the periods covered.

2.      Merger with Radiation Systems, Inc.

	As discussed in Note 2 to the 1994 financial statements, the corporation consummated its merger with Radiation Systems, Inc. (RSi) in June 1994. The merger has been accounted for as a pooling of interests. Accordingly, the first quarter 1994 financial statements included in this Form 10-Q have been restated to include RSi. Operating results for the separate companies prior to the merger are as follows:

	In thousands, except             Quarter Ended
	per share amounts               March 31, 1994
	--------------------            --------------
	Revenues:
		COMSAT                  $      169,529
		RSi                             30,966
					--------------
					$      200,495
					==============
	Net Income:
		COMSAT                  $       18,293
		RSi                              1,888
					--------------
					$       20,181
					==============
	Earnings per share:
		Before merger           $         0.45
		After merger            $         0.43

3.      INTELSAT and Inmarsat Share Changes

	The corporation decreased its ownership share of INTELSAT from 20.1% at December 31, 1994 to 19.1% as of March 31, 1995. The corporation received cash proceeds of $12.0 million and has a $5.4 million receivable for the balance due.

	The corporation increased its ownership share of Inmarsat from 22.4% at December 31, 1994 to 24.1% as of March 31, 1995. The corporation paid $9.1 million for its increased share in Inmarsat.

4.      Inventories

	Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following (in thousands):

				March 31, 1995  December 31, 1994
				--------------  -----------------
	Finished goods          $       5,661    $       5,228
	Work in progress               11,375            9,187
	Raw materials                   7,344            7,518
				-------------    -------------
	Total                   $      24,380    $      21,933
				=============    =============

5.      Investments

	In January 1995, the corporation invested $11.4 million in a new company that will own and operate a satellite system affiliated with Inmarsat (see Note 8 to the 1994 financial statements). This includes $9.4 million paid to Inmarsat for the corporation's share of Inmarsat's investment in the venture.

6.      Debt

	In February 1995, INTELSAT issued $200.0 million of 8.125% Eurobond notes due February 28, 2005. Interest is payable annually in arrears. The corporation has recorded its share of this long-term debt.

	The corporation issued two notes during the quarter under its medium-term note program. A $5.0 million 8.5% note was issued in February 1995 and a $12.0 million 7.92% note was issued in March 1995. These notes are due in 2007.

7.      Litigation

	As discussed in Note 9 to the corporation's 1994 financial statements, the corporation is engaged in an antitrust suit filed by Pan American Satellite (PanAmSat). Discovery in the suit ended in November 1994; however, PanAmSat has motions pending which, if granted, would result in additional discovery. In December 1994, the corporation filed a motion for summary judgment directed to dismissal of all claims in the complaint. PanAmSat has opposed the motion. In the opinion of management, the claims are without merit, and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

	The corporation is defending a patent and copyright infringement suit brought by Spectradyne, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation subsidiaries as discussed in Note 9 to the 1994 financial statements. In 1994, a U.S. District Court granted summary judgment dismissing all of these claims except one copyright issue. The corporation believes that the suit is without merit and that the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

8.      Subsequent Events

	In May 1995, the corporation issued a $9.0 million 7.77% note and a $16.0 million 7.7% note under its medium-term note program. These notes are due in 2007. The corporation has $26.0 million remaining under its medium-term note program.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER
ENDED MARCH 31, 1995


ANALYSIS OF OPERATIONS

Consolidated Operations

	Consolidated revenues for the first quarter of 1995 were $207.9 million, an increase of $7.4 million over last year's first quarter. The International Communications, Mobile Communications and Entertainment segments all reported solid growth in revenues whereas Technology Services segment revenues fell from last year's level.

	Operating income decreased $7.1 million from the first quarter of 1994. The Mobile Communications segment reported strong growth in operating income which was offset by declines in operating results for the Entertainment and Technology Services segments. Operating income for the International Communications segment was the same as last year's first quarter.

	Interest and other income increased $0.8 million in the first quarter of 1995, as compared to the same period last year. This year's first quarter includes a $2.2 million gain from the sale of the corporation's interest in a communications venture in Chile offset by a $0.9 million accrual for a judgment in a lawsuit brought by a former employee of a subsidiary of the corporation.

	Net interest expense increased $2.7 million over last year's first quarter. Interest expense increased 24% due to higher borrowings and interest rates. The corporation's borrowings have increased to meet capital expenditure and investment requirements. The weighted average interest rate on commercial paper has almost doubled since the first quarter of 1994 to 6.09% at March 31, 1995. Interest capitalized, primarily on INTELSAT and Inmarsat satellite construction projects, remained relatively even with last year's first quarter.

Segment Operating Results

	As discussed in Note 15 to the 1994 financial statements, the corporation reports operating results in four segments: International Communications, Mobile Communications, Entertainment and Technology Services. The method of allocating indirect corporate costs was changed in 1995. Segment operating results for 1994 have been restated for this change.

Results by Segment (in millions):
					      Quarter Ended March 31,
						1995            1994
					      ----------------------
	REVENUES
	  International Communications       $    70.6       $    63.9
	  Mobile Communications                   47.1            44.0
	  Entertainment                           47.4            40.4
	  Technology Services                     46.8            55.3
	  Eliminations and other                  (4.0)           (3.1)
					     ---------       ---------
	  Total revenues                     $   207.9       $   200.5
					     =========       =========
	OPERATING INCOME (LOSS)
	  International Communications       $    24.2       $    24.2
	  Mobile Communications                   12.6            11.5
	  Entertainment                           (3.2)            2.6
	  Technology Services                      2.6             4.8
					     ---------       ---------
	  Total segment operating income          36.2            43.1
	  Other corporate                         (6.4)           (6.2)
					     ---------       ---------
	  Total operating income             $    29.8       $    36.9
					     =========       =========
International Communications

	The International Communications segment includes the results of COMSAT World Systems (CWS) and COMSAT International Ventures (CIV). CWS's first quarter revenues increased $1.0 million over last year's first quarter. This was primarily attributable to growth in digital circuits and broadcast leases which more than offset rate reductions under long-term agreements.
CWS also had higher revenues this year from additional VSAT leases and cable restorations. CIV's revenues grew $5.8 million over the first quarter of 1994. Almost half of this growth came from improved results for the corporation's subsidiary in Argentina. The balance of the revenue improvement is attributable to two ventures which were not consolidated in last year's first quarter.

	Operating income for the segment was the same as last year's first quarter. CWS's operating income increased $2.0 million due to the increase in revenues and a decline in operating expenses offset somewhat by higher depreciation. The decline in operating expenses was due to a reduction in staff late last year and other cost containment measures. The increase in depreciation was due to three new INTELSAT satellites that have been launched and placed in service since the first quarter of 1994. CIV's operating income fell $2.0 million primarily due to the operating losses for the newly consolidated ventures.

Mobile Communications

	Mobile Communications segment first quarter revenues increased $3.1 million over last year's first quarter. This is principally driven by increased leased circuits and continued increases in digital terminal use. Telephone traffic was up 8% over the first quarter of 1994. More than 5,600 digital standard M and B terminals have now been commissioned. Additionally, revenues from service contracts with IDB and AMSC increased over last year.

	First quarter operating income increased $1.1 million over last year's first quarter. This was primarily attributable to the revenue growth offset by the related increase in cost of services in addition to higher depreciation expense related to upgrades to earth stations and a higher share of Inmarsat's depreciation expense.

Entertainment

	First quarter revenues for the Entertainment segment increased $7.0 million as compared to the same quarter last year. This is primarily attributable to increased revenues from pay-per-view movies. The corporation's On Command Video business (OCV) increased the number of hotel rooms installed with its system by 140,000 rooms since March 31, 1994. The corporation ended the quarter with 481,000 rooms installed with the OCV and Satellite Cinema systems. Revenues for the Denver Nuggets increased slightly over last year's first quarter. Revenues from the NBC television distribution contract dropped by $2.9 million, as expected, as the contract has entered an option period.

	Operating results for this segment declined $5.8 million as compared to the first quarter of 1994. This is attributable to the drop in revenues from the NBC television distribution contract, increased depreciation from additional OCV rooms and $2.1 million of overhead costs for Beacon Communications Corp. (Beacon). The corporation acquired Beacon in
December 1994 as discussed in Note 6 to the 1994 financial statements.

Technology Services

	Revenues for the Technology Services segment declined $8.5 million as compared to the first quarter of 1994. Revenues increased from satellite services for classified U.S. Government users and from earth station component sales. Additionally, in January 1995, the corporation acquired a manufacturer of VSAT equipment which contributed approximately $0.5 million to revenues this quarter. These revenue improvements were exceeded by the lack of recurring revenues from several large international and U.S. Government projects which were completed in 1994.

	Operating income for the quarter was down $2.2 million versus the first quarter last year. This decline was primarily due to lower revenues and to new product development costs associated with the newly acquired VSAT business. Revenues and operating income were lower than expected due to the cancellation late last year of an $18 million contract for satellite earth stations in Kuwait.

Outlook

	In the International segment, the corporation expects that the results for CWS will remain strong for the remainder of 1995 although quarterly results will be slightly less than this year's first quarter. CIV will continue to seek new investment opportunities in emerging countries and to utilize the corporation's expertise to market a variety of products and services. CIV will also concentrate on the growth of its existing ventures and anticipates continuing improvement in revenues and operating results from these businesses.

	The corporation expects to continue to face competition in its Mobile Communications business, however, the continued commissioning of digital terminals should sustain the growth in digital traffic. At the same time, the corporation is developing new products and services.

	The results for the Entertainment segment in the second or third quarter this year are expected to include the recognition of the corporation's share of NBA expansion fees. These fees are expected to total more than $9 million. However, collection of a portion of these fees may be delayed until a collective bargaining agreement between the NBA and players is signed. OCV continues to install its systems in hotel rooms at a rapid pace. This will boost revenues and increase depreciation expense for the remainder of the year. Beacon is expected to release a new film in the third quarter and possibly another film in the fourth quarter. The corporation is continuing with plans for a new arena in Denver and anticipates breaking ground this year.

	In the Technology Services segment, the corporation was successful in winning new contracts in the first quarter this year and expects to continue to build its contract backlog throughout the rest of the year. Revenues and operating results are expected to improve as these new contracts begin.

LIQUIDITY AND CAPITAL RESOURCES

	The primary sources of cash in the first quarter of 1995 were operations, borrowings and proceeds from the decrease in INTELSAT ownership. Cash was expended primarily for property and equipment, investments in businesses, acquisition of additional Inmarsat ownership, repayment of long-term debt and quarterly dividends.

	The corporation's working capital deficit decreased $15.6 million from December 31, 1994 to March 31, 1995. This is attributable to a
$25.9 million decrease in current liabilities offset by a $10.3 million decrease in current assets. The decrease in current assets is primarily due to collections of receivables. The decrease in current liabilities is primarily due to decreases in accounts payable and accrued liabilities and amounts due to related parties partially offset by increases in commercial paper borrowings and other current liabilities. Accounts payable and accrued liabilities decreased primarily because of a reduction in deferred revenues related to the Denver Nuggets. Receipts for season tickets and sponsorship agreements are recorded as deferred revenues and recognized as games are played. Additionally, accrued liabilities at December 31, 1994 included an accrual for a $9.1 million payment in February 1995 to terminate the corporation's lease on its former headquarters building in Washington, D.C. Amounts due related parties decreased $29.9 million primarily due to a larger than normal payment to Inmarsat in the first quarter for the corporation's share of satellite utilization costs.
The increase in other current liabilities is primarily due to income taxes accrued for the first quarter.

	In February 1995, INTELSAT issued $200.0 million of 8.125% notes. The corporation has recorded its share of these notes as long-term debt. The corporation received approximately $20.1 million of its share of the proceeds and used this amount to repay commercial paper. The balance of the proceeds were retained by INTELSAT for the corporation's share of satellite construction costs.

	The corporation has access to short- and long-term financing at favorable rates. The corporation's borrowing activities, as regulated by the Federal Communications Commission, allow long-term borrowings up to 45% of total capital and $200 million of short-term debt. As of March 31, 1995, the corporation had $141.8 million in commercial paper borrowings under a $200 million commercial paper program.

	As discussed in Note 7 to the 1994 financial statements, the corporation has a $100 million "medium-term note program." The corporation issued $17.0 million of notes under this program during the first quarter of 1995, and another $25.0 million in May 1995. The proceeds of these notes have been used to repay commercial paper. The corporation has $26.0 million remaining which may be issued under this program.

	The corporation plans to issue up to $150 million of long-term securities in the second or third quarter of 1995. The proceeds would be used primarily to repay commercial paper borrowings.

			     Part II
			OTHER INFORMATION


Item 1. Legal Proceedings
	-----------------
	See Note 7 on page 6 of this Form 10-Q incorporated herein by reference.

Item 2. Change in Securities
	--------------------
	None.

Item 3. Defaults Upon Senior Securities
	-------------------------------
	None.

Item 4. Submission of Matters to a Vote of Security Holders
	---------------------------------------------------
	None.

Item 5. Other Information
	-----------------
	None.

Item 6. (a)  Exhibits
	     --------
	     No. 10 - Material Contracts

	     a. Agreement dated November 30, 1993, between Registrant
		and Sprint Communications Company L.P. relating to space segment. (Incorporated by reference to Exhibit 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

		(i) Amendment to Agreement, dated April 1995.

	     No. 11 - Computation of Earnings Per Share

	(b)  Reports on Form 8-K
	     -------------------
	     None.

			      SIGNATURES



	Pursuant to the requirements on the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




			 COMSAT Corporation



		      By /s/ Allen E. Flower
			 -------------------
			  Allen E. Flower
			    Controller




Date:  May 15, 1995

			    EXHIBIT INDEX


								 Sequential
Exhibit No.                   Description                        Page Number
- -----------                   -----------                        -----------

   10(a) Agreement dated November 30, 1993, between Registrant and Sprint Communications Company
		L.P. relating to space segment. (Incorporated by reference to Exhibit 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

		(i) Amendment to Agreement, dated April 1995         15


    11          Computation of Earnings Per Share                    20