Form 10-Q/A
period 1995-05-15
COMSAT CORP
filed 1995-06-29
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 2


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

             No. 11 - Computation of Earnings Per Share.

             No. 27 - Financial Data Schedule

        (b)  Reports on Form 8-K
             None.

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

DATE:  June 29, 1995