Form 10-K/A
period 1994-12-31
COMSAT CORP
filed 1995-07-07
CIK 22698

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

	       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

					    Part of the Form 10-K into which
Title                                         the document is incorporated
- -----                                       --------------------------------
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

	Operating results of the separate companies for the periods prior to the merger are as follows:

				   Six Months
				     Ended            Year Ended
In thousands, except                June 30,          December 31,
per share amounts                     1994         1993         1992
- ----------------------------------------------------------------------
Revenues:
	COMSAT                    $  337,436   $  640,390   $  563,615
	RSi                           70,920      113,895      124,478
				  ----------   ----------   ----------
				  $  408,356   $  754,285   $  688,093
				  ==========   ==========   ==========
Income before cumulative
effect of accounting change:*
	COMSAT                    $   39,217   $   74,044   $   42,924
	RSi                            6,695        8,425       10,368
				  ----------   ----------   ----------
				  $   45,912   $   82,469   $   53,292
				  ==========   ==========   ==========
Net income:*
	COMSAT                    $   39,217   $   75,282   $   42,924
	RSi                            6,695        9,112       10,368
				  ----------   ----------   ----------
				  $   45,912   $   84,394   $   53,292
				  ==========   ==========   ==========
Earnings per share:
	Income before cumulative effect of
	accounting change:*
		Before merger     $     0.96   $     1.82   $     1.09
		After merger      $     0.97   $     1.75   $     1.16

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

	Long-Term Debt. Long-term debt including the corporation's share of INTELSAT and Inmarsat debt at each year end consists of:

In thousands                                      1994            1993
- ----------------------------------------------------------------------
8.125% notes due 2004                       $  160,000      $  160,000
8.95% notes due 2001                            75,000          75,000
9.55% notes due 1994                                 -          70,000
6.75% INTELSAT Eurobonds due 2000               30,194          31,344
7.375% INTELSAT Eurobonds due 2002              40,258          41,793
8.375% INTELSAT Eurobonds due 2004              40,258               -
6.625% INTELSAT Asian bonds due 2004            40,258               -
Inmarsat lease financing obligations           100,434          98,659
Medium-term notes, due 2006 interest
 rates of 8.05% to 8.66%                        32,000               -
ESOP debt                                        1,877           2,651
Other, net of discounts on notes payable         2,378           8,018
					    ----------      ----------
Total                                          522,657         487,465
Less current maturities                         (7,115)        (76,915)
					    ----------     -----------
Total long-term debt                        $  515,542     $   410,550
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

	Stock Options. Under the current plans, the exercise price for stock options may not be less than 50% of the fair market value of the stock when granted. Options vest over three years and expire after 15 years. Stock option activity was as follows:

In thousands,                         Number of          Exercise
except per share amounts               Shares          Price Range
- -------------------------------------------------------------------
Balance at January 1, 1992              2,256       $   5.97-19.23
	Options granted                   464           9.72-23.08
	Options exercised              (1,032)          5.97-19.22
	Options canceled                  (22)          5.97-13.94
				      -------       --------------
Balance at December 31, 1992            1,666           5.97-23.08
	Options granted                 1,288          16.99-30.31
	Options exercised                (408)          5.97-18.42
	Options canceled                  (27)          5.97-27.03
				      -------       --------------
Balance at December 31, 1993            2,519           5.97-30.31
	Options granted                 1,398          23.08-27.63
	Options exercised                (126)          5.97-25.41
	Options canceled                  (49)          5.97-27.63
				      -------       --------------
Balance at December 31, 1994            3,742       $   5.97-30.31
				      =======       ==============
Options exercisable at
December 31, 1994                       1,377       $   5.97-30.31
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

	The components of net pension expense for each year are:

In thousands                               1994       1993       1992
- ---------------------------------------------------------------------
Service cost for benefits earned
	during the year                $  3,719   $  3,087   $  3,583
Interest cost on projected benefit
	obligation                        6,817      7,044      6,556
Credit for actual return on pension
	plan assets                        (624)   (13,010)    (5,197)
Net amortization and deferral            (7,572)     5,427     (2,697)
				       --------   --------   --------
Net pension expense                    $  2,340   $  2,548   $  2,245
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

In thousands                                           1994       1993
- ----------------------------------------------------------------------
Actuarial present value of benefit
obligations:
	Vested benefit obligation                 $  72,620  $  88,271
						  =========  =========
	Accumulated benefit obligation            $  74,403  $  90,981
						  =========  =========
Actuarial present value of projected benefit
obligation for service  rendered to date          $  87,347  $ 109,543
Pension plan assets at fair value                    95,003     99,070
						  ---------  ---------
Plan assets greater than (less than)
	projected benefit obligation                  7,656    (10,473)
Unrecognized net loss (gain)                         (9,459)    12,116
Unrecognized transition asset at January 1,
	1986 being amortized over 11 years           (4,818)    (6,026)
						  ---------  ---------
Net pension liability                             $  (6,621) $  (4,383)
						  =========  =========
Assumed discount rate                                   8.5%       7.0%
Assumed rate of compensation increase                   5.5%       5.0%
Expected rate of return on pension plan assets          9.0%       9.0%

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

	The components of the net postretirement benefit expense for each year were:

In thousands                                1994       1993       1992
- ----------------------------------------------------------------------
Service cost for benefits earned
	during the year                 $  1,756   $  1,898   $  2,157
Interest cost on accumulated
	postretirement benefit
	obligation                         2,867      3,518      3,762
Net amortization and deferral             (1,221)      (321)       232
					--------   --------   --------
Net postretirement benefit expense      $  3,402   $  5,095   $  6,151
					========   ========   ========

	The early retirement program discussed earlier in this note resulted in an additional postretirement benefit expense of $2,107,000 in 1992.

	The following table shows the plan's obligations as well as the liability recognized in the corporation's balance sheet at each year end.

In thousands                                           1994       1993
- ----------------------------------------------------------------------
Accumulated postretirement benefit obligation:
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

	The components of income tax expense for each year are:

In thousands                                1994       1993       1992
- ----------------------------------------------------------------------
Federal:
	Current                        $  28,655  $  32,646  $  25,349
	Deferred                          18,064     19,419      3,682
	Investment tax credits            (3,550)    (3,627)    (3,943)
State and local                            6,510      6,754      4,883
				       ---------  ---------  ---------
Total                                  $  49,679  $  55,192  $  29,971
				       =========  =========  =========

	The difference between tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

In thousands                                1994       1993       1992
- ----------------------------------------------------------------------
Federal income taxes computed at
	the statutory rate             $  44,562  $  48,182  $  28,309
Reduction under gross change tax
	method                                 -          -     (2,694)
Investment tax credits                    (3,550)    (3,627)    (3,943)
Dispositions of assets                         -          -      2,913
State income taxes, net of
	Federal income tax benefit         4,227      4,326      2,547
Rate increase on prior year
	deferred taxes                         -      2,977          -
Goodwill                                     920        670        707
Merger costs                               1,556          -          -
Other                                      1,964      2,664      2,132
				       ---------  ---------  ---------
Income tax expense                     $  49,679  $  55,192  $  29,971
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

	The net current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1994 and 1993 are:

In thousands                                           1994       1993
- ----------------------------------------------------------------------
Current deferred tax asset                        $  10,914  $   8,333
Non-current deferred tax liability                 (104,309)   (81,468)
						  ---------  ---------
Net liability                                     $ (93,395) $ (73,135)
						  =========  =========

	The deferred tax assets and liabilities at December 31, 1994 and 1993 are:

In thousands                                           1994       1993
- ----------------------------------------------------------------------
Assets:
	Postretirement benefits                   $  22,947  $  20,902
	Accrued expenses                             41,247     32,291
	ITC carryforwards                                 -     13,115
	Alternative minimum tax credit               35,688     32,368
	Contract revenue                              8,432      7,135
	Other                                           377      2,486
						  ---------  ---------
	Total deferred tax assets                   108,691    108,297
						  ---------  ---------
Liabilities:
	Property and equipment                     (202,086)  (179,376)
	Other                                             -     (2,056)
						  ---------  ---------
	Total deferred tax liabilities             (202,086)  (181,432)
						  ---------  ---------
	Net liability                             $ (93,395) $ (73,135)
						  =========  =========

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


In thousands(1)                                    1994          1993          1992
- -----------------------------------------------------------------------------------

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

	Customers comprising 10% or greater of the corporation's revenues are:

In thousands                       1994            1993            1992
- -----------------------------------------------------------------------
U.S. Government         $       121,715 $       115,446 $       117,245
AT&T                            100,096         117,582         135,499

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

					December 31, 1994
			       -------------------------------
In thousands                       Book Amount      Fair Value
- --------------------------------------------------------------
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

18.     Quarterly Financial Information (Unaudited) (1)



			    First       Second      Third       Fourth        Total
			   Quarter     Quarter     Quarter     Quarter        Year

1994

Revenues(2)                $200,495    $207,861    $200,771    $217,772      $826,899

Operating income(3)          36,874      41,893      41,436      30,048 (4)   150,251

Net income                   20,181      21,617      21,398      14,446        77,642

Earnings per share             0.43        0.46        0.45        0.30          1.64

Dividends per share         .18 1/2     .18 1/2     .19 1/2     .19 1/2          0.76

Stock price:
   High                          30      26 1/2      26 1/2      25 5/8            30
   Low                       24 7/8      20 1/2          23      17 1/2        17 1/2
   Close                     26 1/8      23 1/2      25 5/8      18 5/8        18 5/8


1993

Revenues(2)                $194,681    $185,778    $179,320    $194,506      $754,285

Operating income             40,826      41,370      39,983      29,401 (5)   151,580

Income before cumulative
   effect of accounting
   change(6)                 20,507      23,066      19,445 (7)  19,451 (8)    82,469

Net income                   22,432      23,066      19,445 (7)  19,451 (8)    84,394

Earnings per share
   Before cumulative effect
      of accounting change     0.44        0.49        0.41        0.41          1.75
   Net income                  0.48        0.49        0.41        0.41          1.79

Dividends per share         .18 1/2     .18 1/2     .18 1/2     .18 1/2          0.74

Stock price:
   High                      27 7/8      31 5/8      31 7/8      35 1/4        35 1/4
   Low                       23 3/4      27 1/4      26 3/4      27 1/2        23 3/4
   Close                     27 7/8      30 1/4      28 1/2      29 3/4        29 3/4


(1) As discussed in Note 2 to the financial statements, the corporation consummated its merger with Radiation Systems, Inc. (RSi) in June 1994. The merger has been treated as a pooling of interests for accounting purposes. Accordingly, financial statements for all periods prior to the merger have been restated to include RSi.
(2) Revenues include business interruption insurance income of $941, $1,253 and $827 in the first, second and third quarters of 1993, respectively, and $4,835 in the second quarter of 1994.
(3) Operating income is net of nonrecurring charges for merger and integration costs totaling $4,264, $477 and $2,626 in the second, third and fourth quarters of 1994, respectively.
(4) The fourth quarter of 1994 includes nonrecurring charges of $1,049 for employee severance costs related to a reduction in force and $7,206 for the corporation's share of costs related to an early retirement program offered by INTELSAT.
(5) Operating income in the fourth quarter of 1993 reflects the impact of rate reductions associated with long-term agreements in COMSAT World Systems.
(6) The corporation recorded an increase to income of $1,925 in the first quarter of 1993 for a change in accounting for income taxes (see Note 13 to the financial statements).
(7) The third quarter of 1993 includes a charge to income tax expense of $2,977 to adjust prior years' deferred tax assets and liabilities for an increase in the Federal income tax rate from 34% to 35%.
(8) Net income for the fourth quarter of 1993 includes the reversal of interest on tax contingencies and an adjustment to the effective tax rate totaling $3,900.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   COMSAT CORPORATION
					      (Registrant)

Date: July 7 1995                    By /s/ Allen E. Flower
					(Allen E. Flower, Controller)

EXHIBIT INDEX

Exhibit
No.                     Description                                     Page
- ----------------------------------------------------------------------------
Exhibit 23 - Consent of Independent Auditors dated July 7, 1995           32

EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in COMSAT Corporation's Registration Statement No. 2-83319 on Form S-8, Registration Statement
No. 2-87942 on Form S-8, Registration Statement No. 33-5259 on Form S-8, Registration Statement No. 33-25124 on Form S-8, Registration Statement
No. 33-35364 on Form S-8, Registration Statement No. 33-53610 on Form S-8, Registration Statement No. 33-51661 on Form S-3, Registration Statement
No. 33-54369 on Form S-3, Registration Statement No. 33-54685 on Form S-8, Registration Statement No. 33-54687 on Form S-8, Registration Statement
No. 33-56331 on Form S-8, Registration Statement No. 33-56333 on Form
S-8 and Registration Statement No. 33-59841 on Form S-3 of our report dated February 10, 1995, appearing in this Annual Report on Form 10-K/A, Amendment No. 1, of COMSAT Corporation for the year ended December 31, 1994.



Deloitte and Touche LLP
Washington, D.C.
July 7, 1995