Form 10-Q
period 1995-06-30
COMSAT CORP
filed 1995-08-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1995
                       Commission File Number 1-4929




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

         47,286,000   shares  of  the   Registrant's   common   stock  were
outstanding as of June 30, 1995.




               Page 1 of 190 pages - Exhibit Index at page 17

PART I.       FINANCIAL INFORMATION

Item 1.       Interim Financial Statements for the Corporation (Unaudited)


                    COMSAT CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Income Statements
                 (In thousands, except per share amounts)


                                                   Quarter Ended June 30,               Six Months Ended June 30,
                                                  1995                1994                 1995             1994

Revenues                                    $      210,809      $     207,861       $     418,692       $     408,356
                                                   -------            -------             -------             -------

Operating expenses:
     Cost of services                              105,220            112,608             226,433             227,343
     Depreciation and amortization                  48,853             40,029              96,231              80,308
     Research and development                        6,031              3,706              10,636               6,949
     General and administrative                      5,766              5,361              10,696              10,725
     Merger and integration costs                        -              4,264                   -               4,264
                                                   -------            -------             -------             -------

     Total operating expenses                      165,870            165,968             343,996             329,589
                                                   -------            -------             -------             -------

Operating income                                    44,939             41,893              74,696              78,767

Interest and other income, net                         743                447               2,772               1,684

Interest expense, net of
     amounts capitalized                           (10,374)            (5,001)            (19,249)            (11,153)
                                                   -------             ------             -------             -------

Income before taxes                                 35,308             37,339              58,219              69,298

Income tax expense                                 (13,296)           (15,722)            (21,634)            (27,500)
                                                   -------            -------             -------             -------

Net income                                  $       22,012      $      21,617       $      36,585       $      41,798
                                                    ======             ======              ======              ======

Earnings per share                          $         0.46       $       0.46       $        0.77       $        0.89
                                                    ======             ======              ======              ======


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                              (In thousands)

                                                                                   June 30,          December 31,
                                                                                     1995                1994
                                                                                     ----                ----

ASSETS
Current assets:
     Cash and cash equivalents                                                  $      18,857      $      18,658
     Receivables                                                                      218,739            226,189
     Inventories                                                                       25,769             21,933
     Other                                                                             27,393             31,460
                                                                                       ------             ------
         Total current assets                                                         290,758            298,240
                                                                                      -------            -------

Property and equipment (net of accumulated depreciation of
     $1,064,985 in 1995 and $990,596 in 1994)                                       1,481,478          1,431,066
Investments                                                                            81,858             69,541
Goodwill                                                                               50,500             46,535
Franchise rights                                                                       38,145             39,119
Other assets                                                                           93,081             91,491
                                                                                    ---------          ---------
     Total assets                                                               $   2,035,820      $   1,975,992
                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                $       6,863      $       7,115
     Commercial paper                                                                 130,924            121,356
     Accounts payable and accrued liabilities                                         116,768            145,893
     Due to related parties                                                             9,423             36,750
     Other                                                                             15,263              5,966
                                                                                    ---------          ---------
         Total current liabilities                                                    279,241            317,080
                                                                                    ---------          ---------

Long-term debt                                                                        590,084            515,542
Deferred income taxes and investment tax credits                                      122,150            122,798
Accrued postretirement benefit costs                                                   49,184             50,817
Other long-term liabilities                                                           116,869            112,824
                                                                                    ---------          ---------
     Total liabilities                                                              1,157,528          1,119,061
                                                                                    ---------          ---------

Minority interest                                                                      28,428             30,015
                                                                                    ---------          ---------

Stockholders' equity:
     Common stock                                                                     317,703            312,143
     Retained earnings                                                                550,437            532,229
     Treasury stock                                                                   (11,254)           (12,502)
     Other                                                                             (7,022)            (4,954)
                                                                                    ---------          ---------
         Total stockholders' equity                                                   849,864            826,916
                                                                                    ---------          ---------
     Total liabilities and stockholders' equity                                 $   2,035,820      $   1,975,992
                                                                                    =========          =========



The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements
                              (In thousands)


                                                                                    Six Months Ended June 30,
                                                                                   1995                  1994
                                                                                   ----                  ----

Cash flows from operating activities:
     Net income                                                          $        36,585       $        41,798
     Adjustment for depreciation and amortization                                 96,231                80,308
     Changes in operating assets and liabilities                                 (32,437)              (45,960)
     Other                                                                         7,752                (2,067)
                                                                                 -------               -------
     Net cash provided by operating activities                                   108,131                74,079
                                                                                 -------               -------

Cash flows from investing activities:
     Purchase of property and equipment                                         (158,402)             (141,694)
     Decrease in INTELSAT ownership                                               17,132                12,777
     Decrease (increase) in Inmarsat ownership                                    (9,018)                3,389
     Investments in unconsolidated businesses                                    (20,109)              (31,604)
     Other                                                                        (1,466)               (8,352)
                                                                                --------              --------
     Net cash used in investing activities                                      (171,863)             (165,484)
                                                                                --------              --------

Cash flows from financing activities:
     Common stock issued                                                           4,594                 4,126
     Cash dividends paid                                                         (18,365)              (15,336)
     Proceeds from issuance of long-term debt                                     81,986                40,352
     Repayment of long-term debt                                                  (8,870)              (77,649)
     Net short-term borrowings                                                     9,568               123,122
     Borrowings against company-owned life insurance policies                          -                10,079
     Other                                                                        (4,982)                    -
                                                                                --------              --------
     Net cash provided by financing activities                                    63,931                84,694
                                                                                --------              --------

Net increase (decrease) in cash and cash equivalents                                 199                (6,711)
Cash and cash equivalents, beginning of period                                    18,658                16,230
                                                                                --------              --------
Cash and cash equivalents, end of period                                 $        18,857       $         9,519
                                                                                ========              ========



The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements (Unaudited)


1.       Financial Statement Presentation

         These financial statements include the accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the "corporation") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the results of the periods covered.

2.       INTELSAT and Inmarsat Share Changes

         The corporation's ownership share of INTELSAT has decreased from 20.1% at December 31, 1994 to 19.1% as of June 30, 1995. The corporation received cash proceeds of $17.1 million and has a $0.5 million receivable for the balance due.

         The corporation paid $9.0 million to increase its share in Inmarsat from 22.4% at December 31, 1994 to 24.0% as of June 30, 1995.

3.       Inventories

         Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following (in thousands):

                                                            June 30, 1995                 December 31, 1994
                                                            -------------                 -----------------

         Finished goods                                    $        5,893                  $       5,228
         Work in progress                                          11,874                          9,187
         Raw materials                                              8,002                          7,518
                                                                    -----                          -----
         Total                                             $       25,769                  $      21,933
                                                                   ======                         ======

4.       Investments

         In 1995 the corporation invested $12.8 million in a new company that will own and operate a satellite system affiliated with Inmarsat (see
Note 8 to the 1994 financial statements). This includes the corporation's $2.0 million cash investment plus $9.4 million paid to Inmarsat for the corporation's share of Inmarsat's cash investment in the venture in addition to the corporation's $1.4 million share of a non-cash contribution made by Inmarsat.

5.       Debt

         In February 1995, INTELSAT issued $200.0 million of 8.125% Eurobond notes due February 28, 2005. Interest is payable annually in arrears. The corporation has recorded its share of this long-term debt.

         The corporation has issued four notes during the first half of 1995 under its medium-term note program. A $5.0 million 8.5% note was issued in February 1995, a $12.0 million 7.92% note was issued in March 1995 and a $9.0 million 7.77% note and a $16.0 million 7.7% note were issued in May 1995. These notes are due in 2007. The corporation has $26.0 million remaining under its medium-term note program.

6.       Nonrecurring Transactions

         In May 1995, the National Basketball Association (NBA) approved the admission of two expansion teams into the NBA. Revenues for the second quarter of 1995 include the Denver Nuggets' $8.8 million share of the expansion fees ($125 million per team). Approximately one half of this amount was received in cash in June 1995 and the corporation has recorded a note receivable for the remainder. The note is due upon the earlier of (1) the completion of a collective bargaining agreement between the players and the NBA or (2) May 1, 1996.

         Cost of services for the second quarter of 1995 includes a $3.3 million credit for Inmarsat-related costs which were over-accrued during 1994 and the first quarter of 1995. Cost of services for the second quarter of 1995 also includes a $2.7 million benefit plan curtailment gain related to the reduction of pension benefits and the elimination of postretirement health care benefits for a group of employees.

7.       Litigation

         As discussed in Note 9 to the corporation's 1994 financial statements, the corporation is engaged in an antitrust suit filed by Pan American Satellite (PanAmSat). Discovery in the suit ended in November 1994; however, PanAmSat has motions pending which, if granted, would result in additional discovery. In December 1994, the corporation filed a motion for summary judgment directed to dismissal of all claims in the complaint. PanAmSat has opposed the motion. A hearing on the motion was held in a U.S. District Court on August 3, 1995. In the opinion of management, the claims are without merit, and the ultimate disposition of this matter will not have a material effect on the corporation's financial statements.

         The corporation has been defending a patent and copyright infringement suit brought by Spectradyne, Inc. against its COMSAT Video Enterprises, Inc. and On Command Video Corporation (OCV) subsidiaries as discussed in Note 9 to the 1994 financial statements. In June 1995, all claims related to this suit were dismissed.

8.       Subsequent Events

         On July 1, 1995, the corporation acquired a National Hockey League
(NHL) franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques in Quebec, Canada for approximately $75 million. The franchise, which was known as the Quebec Nordiques, is being relocated to Denver, Colorado for the 1995-96 NHL season and will be known as the Colorado Avalanche. The acquisition was financed with the proceeds of a bank loan.

         In July 1995, COMSAT Capital I, L.P. issued $200 million of Monthly Income Preferred Securities (MIPS). COMSAT Capital I, L.P. is a limited partnership formed for the sole purpose of issuing the MIPS and loaning the proceeds to COMSAT, the managing General Partner. The MIPS were issued at a par value of $25 per share and an annual dividend rate of 8.125%. The MIPS are callable by the issuer after July 2000 at par value.

         The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The proceeds have been used to repay commercial paper borrowings and the $75 million bank loan incurred in the acquisition of the NHL franchise and related assets.

         COMSAT Capital I, L.P. will be consolidated in the financial statements of COMSAT beginning with the third quarter of 1995. The loan between the partnership and COMSAT will be eliminated in consolidation. The $200 million of MIPS will be presented on the consolidated balance sheet as a minority interest.

         In July 1995, the corporation announced plans, subject to FCC review, to integrate its mobile communications businesses with COMSAT's other international communications services businesses. The corporation also announced that it has retained investment counsel to evaluate ways to unlock the value of the corporation's entertainment assets, to raise capital specifically to fund entertainment growth opportunities and potentially to monetize a portion of COMSAT's investment in these assets.

         In August 1995, the corporation increased its ownership percentage in OCV to approximately 85% through the contribution to OCV of substantially all of the corporation's other hotel in-room entertainment assets.

         The corporation plans to record a restructuring charge in the third quarter of 1995 related to the integration of its communications businesses and restructuring of its hotel in-room entertainment businesses.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER
ENDED JUNE 30, 1995


ANALYSIS OF OPERATIONS

Consolidated Operations

         Consolidated revenues for the second quarter of 1995 were $210.8 million, an increase of $3.0 million over last year's second quarter. The International Communications and Entertainment segments reported solid growth in revenues whereas Technology Services segment revenues fell from last year's second quarter. Mobile Communications segment revenues were even with last year's second quarter. Revenues for the second quarter of 1995 include the corporation's $8.8 million share of National Basketball Association expansion fees. Last year's second quarter revenues included $4.8 million of business interruption insurance income as discussed in Note 15 to the 1994 financial statements.

         Year-to-date revenues were $418.7 million, an increase of $10.4 million over the same period last year. The International Communications, Mobile Communications and Entertainment segments all reported revenue growth during this period, whereas Technology Services segment revenues were lower than last year.

         Operating income increased $3.0 million from the second quarter of 1994. The Mobile Communications and Entertainment segments reported growth in operating income offset by lower operating results for the International Communications and Technology Services segments. The NBA expansion revenues contributed directly to operating income as there were no related operating expenses. This year's second quarter also includes a $3.3 million credit for Inmarsat-related costs which were over-accrued during 1994 and the first quarter of 1995 and a $2.7 million benefit plan curtailment gain resulting from the reduction of pension benefits and the elimination of postretirement health care benefits for a group of employees. The second quarter of 1994 included a $4.3 million charge ($4.1 million after tax, or $0.08 per share) for merger and integration costs related to the merger with Radiation Systems, Inc.

         Operating income for the first half of 1995 decreased $4.1 million as compared to the same period last year. The Mobile Communications segment reported solid growth in operating income. The other segments reported lower results this year.

         Interest and other income increased $0.3 million in the second quarter of 1995, and $1.1 million in the first half of 1995 as compared to the same periods last year. This year's first quarter includes a $2.2 million gain from the sale of the corporation's interest in a communications venture in Chile offset by a $0.9 million accrual for a judgment in a lawsuit brought by a former employee of a subsidiary of the corporation.

         Net interest expense for the second quarter increased $5.4 million over last year's second quarter and year-to-date net interest expense increased $8.1 million over the first half of 1994. These increases are due to increases in borrowings and interest rates and lower capitalized interest. The corporation's borrowings have grown to meet capital expenditure and investment requirements. Interest capitalized, primarily on satellite construction projects, has declined due to the completion of several INTELSAT satellites in the second half of 1994 and the first half of 1995.

Segment Operating Results

         As discussed in Note 15 to the 1994 financial statements, the corporation reports operating results in four segments: International Communications, Mobile Communications, Entertainment and Technology Services. The method of allocating indirect corporate costs was changed in 1995. Segment operating results for 1994 have been restated for this change.


Results by Segment (in millions):
                                                     Quarter Ended June 30,               Six Months Ended June 30,
                                                     1995              1994                  1995            1994
     International Communications                $      71.2      $      63.9           $     141.8       $     127.8
     Mobile Communications                              46.1             46.1                  93.2              90.1
     Entertainment                                      49.3             38.5                  96.7              78.9
     Technology Services                                48.1             61.6                  94.9             116.9
     Eliminations and other                             (3.9)            (2.3)                 (7.9)             (5.4)
                                                        ----             ----                  ----              ----
     Total revenues                              $     210.8      $     207.8           $     418.7       $     408.3
                                                       =====            =====                 =====             =====

OPERATING INCOME (LOSS)
     International Communications                $      22.1      $      26.2           $      46.3       $      50.4
     Mobile Communications                              17.6             11.0                  30.2              22.5
     Entertainment                                       6.3              5.4                   3.1               8.0
     Technology Services                                 6.5              9.8                   9.1              14.6
                                                         ---              ---                   ---              ----
     Total segment operating income                     52.5             52.4                  88.7              95.5
     Merger and integration costs                        0.0             (4.3)                  0.0              (4.3)
     Other corporate                                    (7.6)            (6.2)                (14.0)            (12.4)
                                                        ----             ----                 -----             -----
     Total operating income                      $      44.9      $      41.9           $      74.7       $      78.8
                                                        ====             ====                  ====              ====


International Communications

         The International Communications segment includes the results of COMSAT World Systems (CWS) and COMSAT International Ventures (CIV). CWS's second quarter revenues increased $2.0 million over last year's second quarter. Year-to-date revenues for CWS increased $3.0 million over the first half of 1994. These improvements were primarily attributable to growth in digital circuits and the corporation's share of INTELSAT revenues which more than offset rate reductions under long-term agreements. CIV's second quarter revenues grew $5.3 million and its year-to-date revenues grew $11.0 million over the same periods last year. Approximately half of this growth came from improved results for the corporation's subsidiaries in Argentina and Brazil. The balance of the revenue improvement is primarily attributable to a subsidiary which was not consolidated until the fourth quarter of 1994.

         Operating income for the segment declined $4.1 million in both the second quarter and the first half of 1995 as compared to the same periods last year. CWS's operating expenses for last year's second quarter included its $2.7 million share of a credit to pension expense recorded by INTELSAT. Absent this adjustment, CWS's operating income increased $1.5 million in the second quarter and increased $3.5 million in the first half of the year relative to the same periods in 1994. These changes are primarily due to the increase in revenues and a decline in operating expenses offset somewhat by higher depreciation. The decline in operating expenses was due in part to a reduction in staff late last year and other cost containment measures. The increase in depreciation was due to five new INTELSAT satellites that were launched and placed in service in 1994 and the first half of this year. CIV's operating income fell $2.9 million in the second quarter and $4.9 million in the first half of 1995 primarily due to the operating losses for the newly consolidated subsidiary.

Mobile Communications

         Mobile Communications segment second quarter revenues were even with last year's second quarter. Year-to-date revenues increased $3.1 million over the same period last year primarily due to a growth in Inmarsat-C data services and the provision of additional space segment to AMSC and IDB. These improvements were partially offset by a decline in telephone revenues due to traffic shifts from higher-priced analog services to lower-priced digital services. However, overall telephone traffic increased approximately 7% this year versus the first half of 1994, with more than 6,800 digital standard M and B terminals now commissioned.

         Second quarter operating income increased $6.6 million and year-to-date operating income increased $7.7 million over the same periods in 1994. These increases are largely due to a $3.3 million credit recorded in the second quarter of 1995 for Inmarsat-related costs which were over-accrued during 1994 and the first quarter of 1995. Additionally, both the quarter and the year-to-date periods benefited from an increased share of Inmarsat operating results. The corporation increased its ownership share of Inmarsat from 22.4% at December 31, 1994 to 24.0% as of June 30, 1995. Operating margins from the improvement in revenues for the first half of the year also contributed to the year-to-date growth in operating results. All of these improvements were partially offset by higher depreciation expense related to upgrades to earth stations and a higher share of Inmarsat's depreciation expense.

Entertainment

         Second quarter revenues for the Entertainment segment increased $10.8 million and year-to-date revenues increased $17.8 million as compared to the same periods last year. Revenues for the second quarter of 1995 include the corporation's $8.8 million share of NBA expansion fees discussed in Note 6 to the accompanying financial statements. The remainder of the revenue improvement is primarily attributable to increased revenues from the On Command Video (OCV) business which more than offset lower revenues for the Satellite Cinema business. The number of rooms installed with the OCV system increased by 121,000 rooms from June 30, 1994, to a total of 323,000 at June 30, 1995. An additional 119,000 rooms are scheduled for OCV system installation, including 23,000 Satellite Cinema rooms scheduled for conversion. The revenue improvements for the hotel in-room entertainment business were partially offset by lower reported revenues from the NBC television distribution contract. Revenues recorded for this contract have dropped by $2.9 million per quarter because the contract has entered an option period.

     Operating income for this segment increased $0.9 million in the second quarter versus last year's second quarter, whereas operating income fell $4.9 million in the first six months of the year compared to the first half of 1994. The NBA expansion revenues contributed directly to operating income as there were no related operating expenses. Absent the expansion revenues, operating results decreased due to declining margins in the Satellite Cinema business, the reduction in reported revenues from the NBC contract and due to overhead costs for Beacon Communications Corp. (Beacon). The corporation acquired Beacon in December 1994 as discussed in
Note 6 to the 1994 financial statements. Beacon overhead costs have totaled approximately $2.0 million per quarter.

Technology Services

         Revenues for the Technology Services segment declined $13.5 million in the second quarter of 1995 and $22.0 million in the first half of 1995 as compared to the same periods last year. Revenues increased this year from satellite services for classified government users, earth station component sales and Intelesys, a VSAT manufacturer acquired in January 1995. These revenue improvements were more than offset by the lack of recurring revenues from several large international and U.S. Government projects which were completed in 1994 and delays in sales of microwave and cellular antennas. Additionally, the second quarter of 1994 included a $4.8 million insurance settlement.

         Operating income was down $3.3 million and $5.5 million for the second quarter and first half of 1995, respectively, as compared to the same periods last year. These declines were primarily due to lower revenues and to new product development costs associated with the newly acquired VSAT business. Additionally, operating income for this year's second quarter includes a $2.7 million credit for a benefit plan curtailment gain related to the reduction of pension benefits and the elimination of postretirement health care benefits for a group of employees. Revenues and operating income were lower than expected due to the cancellation late last year of an $18 million contract for satellite earth stations in Kuwait.

Outlook

         In July 1995, the corporation announced plans, subject to FCC review, to integrate its mobile communications businesses with COMSAT's other international communications services businesses. The corporation also announced that it has retained investment counsel to evaluate ways to unlock the value of the company's entertainment assets, to raise capital specifically to fund entertainment growth opportunities and potentially to monetize a portion of COMSAT's investment in these assets.

         In August 1995, the corporation increased its ownership percentage in OCV to approximately 85% through the contribution to OCV of substantially all of the corporation's other hotel in-room entertainment assets.

         The corporation plans to record a restructuring charge in the third quarter of 1995 related to the integration of its communications businesses and restructuring of its hotel in-room entertainment businesses.

         The corporation expects that the results for CWS will remain strong for the remainder of 1995 although quarterly results will be slightly less than this year's first two quarters. CIV will continue to seek new investment opportunities in emerging countries and to utilize the corporation's expertise to market a variety of products and services. CIV will also concentrate on the growth of its existing ventures and anticipates improvement in revenues and operating results from these businesses.

         The corporation expects to continue to face competition in its Mobile Communications business, however, the continued commissioning of digital terminals should sustain the growth in digital traffic. At the same time, the corporation is making progress on developing new products and services through its Mini-M and I-CO programs .

     In the Entertainment segment, OCV will continue to install its systems in hotel rooms which will boost revenues and increase depreciation expense for the remainder of the year. Beacon is expected to release a new film in the third quarter. The corporation plans to construct a new sports and entertainment complex in Denver, Colorado. Arrangements for the complex are not yet complete, therefore, groundbreaking will be delayed which will delay the opening of the complex beyond the start of the 1997-98 season. On July 1, 1995, the corporation acquired a National Hockey League (NHL) franchise and related assets as discussed in Note 8 to the accompanying financial statements. The NHL franchise is expected to make a significant contribution to revenues of the Entertainment segment, but will probably negatively impact operating results in the near term. The NBA has not reached a ratified collective bargaining agreement with its players and the players' union may be decertified as the bargaining agent for the players. If no collective bargaining agreement is reached, the NBA may cancel some or all of the 1995-96 season, which could adversely affect the financial results of the Entertainment segment.

         In the Technology Services segment, the corporation has been successful in winning new contracts this year and expects to continue to build its contract backlog throughout the rest of the year.

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of cash in the second quarter of 1995 were operations, borrowings and proceeds from the decrease in INTELSAT ownership. Cash was expended primarily for property and equipment, investments in businesses, acquisition of additional Inmarsat ownership, repayment of long-term debt and quarterly dividends.

         The corporation's working capital deficit of $18.8 million at December 31, 1994 improved to positive working capital of $11.5 million at June 30, 1995. This improvement is primarily due to decreases in accounts payable, accrued liabilities and amounts due to related parties partially offset by increases in commercial paper borrowings and other current liabilities. Accounts payable and accrued liabilities decreased primarily because of a reduction in deferred revenues related to the Denver Nuggets. Receipts for season tickets and sponsorship agreements are recorded as deferred revenues and recognized as games are played. Additionally, accrued liabilities at December 31, 1994 included an accrual for a $9.1 million payment in February 1995 to terminate the corporation's lease on its former headquarters building in Washington, D.C. Amounts due related parties decreased primarily due to a larger than normal payment to Inmarsat in the first quarter for the corporation's share of satellite utilization costs. The increase in other current liabilities is primarily due to income taxes accrued for the first half of 1995.

         In February 1995, INTELSAT issued $200.0 million of 8.125% notes. The corporation has recorded its share of these notes as long-term debt. The corporation received approximately $20.1 million of its share of the proceeds and used this amount to repay commercial paper. The balance of the proceeds was retained by INTELSAT for the corporation's share of satellite construction costs.

         The corporation has access to short- and long-term financing at favorable rates. The corporation's borrowing activities are regulated by the Federal Communications Commission. As of June 30, 1995, the corporation had $130.9 million in commercial paper borrowings under a $200 million commercial paper program.

         As discussed  in Note 7 to the 1994  financial  statements  and to
Note 5 to the accompanying financial statements, the corporation has a $100 million "medium-term note program." The corporation has issued $74.0 million of notes under this program. The proceeds of these notes have been used to repay commercial paper.

         In July 1995, COMSAT Capital I, L.P. issued $200 million of Monthly Income Preferred Securities (MIPS). COMSAT Capital I, L.P. is a limited partnership formed for the sole purpose of issuing the MIPS and loaning the proceeds to COMSAT, the managing General Partner. The MIPS were issued at a par value of $25 per share and an annual dividend rate of 8.125%. The MIPS are callable by the issuer after July 2000 at par value.

         The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain covenants. The proceeds have been used to repay commercial paper borrowings and the $75 million bank loan incurred in the acquisition of the Nordiques.

                                  Part II
                             OTHER INFORMATION


Item 1.  Legal Proceedings
         See Note 7 on page 6 of this Form 10-Q incorporated herein by reference.

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Corporation's Annual Meeting of Shareholders held on May 19, 1995, all twelve of the Corporation's nominees for directors were elected and the following matters were approved:

         o    adoption  of the 1995 Key  Employee  Stock Plan,
              approved by a vote of 26,009,294 for,  6,947,759
              against, and 556,267 abstentions, with 4,733,119 broker non-votes; and

         o appointment of Deloitte & Touche LLP as independent public accountants of the Corporation for the fiscal year ending December 31, 1995, approved by a vote of 37,967,777 for, 128,899 withheld, and 149,763 abstentions.

         A shareholder proposal requiring the reporting of governmental service during the past five years of certain of the Corporation's directors, officers and consultants was defeated by a vote of 3,334,401 for, 28,305,219 against, and 1,510,027 abstentions, with 5,096,792 broker non-votes.

Item 5.  Other Information
         None

Item 6.  (a)      Exhibits
                  No. 4 - Instruments Defining the Rights of Security Holders,
                          including Indentures

                  (a) Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities.

                  (b)    Guarantee    Agreement    for    Preferred
                         Securities of COMSAT Capital I, L.P., dated as of July 18, 1995.

                  (c) Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995.

                  No. 10 - Material Contracts

                  (a) Asset Purchase Agreement, dated as of May 24, 1995 between COMSAT Video Enterprises, Inc. and Le Club de Hockey Les Nordiques, Societe en Commandite (Limited Partnership).

                  No. 11 - Computation of Earnings Per Share

                  No. 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  Press release dated May 25, 1995 describing an agreement pursuant to which COMSAT Entertainment Group, Inc., a wholly owned subsidiary of the Corporation, would purchase a National Hockey League franchise and related assets.

                                SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                            COMSAT Corporation



                  By      /s/ Allen E. Flower
                         -----------------------
                              Allen E. Flower
                                Controller




Date:  August 11, 1995

                               EXHIBIT INDEX


                                                                    Sequential
Exhibit No.                 Description                             Page Number

     4(a)   Limited Partnership Agreement of COMSAT                     18
            Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities.

     4(b)   Guarantee Agreement for Preferred Securities of             69
            COMSAT Capital I, L.P., dated as of July 18, 1995.

     4(c)   Indenture between Registrant and the First National         79
            Bank of Chicago, as Trustee, dated as of July 18, 1995.

     10(a)  Asset Purchase Agreement, dated as of May 24, 1995         157
            between COMSAT Video Enterprises, Inc. and Le Club de Hockey Les Nordiques, Societe en Commandite
            (Limited Partnership).

      11    Computation of Earnings Per Share                          187

      27    Financial Data Schedule                                    189