Form 10-Q
period 1995-09-30
COMSAT CORP
filed 1995-11-13
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For Quarter Ended September 30, 1995
                       Commission File Number 1-4929

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days. Yes X No __

     47,486,000 shares of the Registrant's common stock were outstanding as of September 30, 1995.

PART I.       FINANCIAL INFORMATION

Item 1.       Interim Financial Statements for the Corporation (Unaudited)

                    COMSAT    CORPORATION   AND   SUBSIDIARIES    Condensed
                 Consolidated Income Statements (In thousands, except per share amounts)


                                                        Quarter Ended                      Nine Months Ended
                                                        September 30,                         September 30,

                                            ---------------------------------       ---------------------------------
                                                  1995                1994                 1995             1994

Revenues                                    $      203,894      $     200,771       $     622,586       $     609,127
                                            --------------      -------------       -------------       -------------
Operating expenses:

     Cost of services                              121,195            106,148             347,628             333,491
     Depreciation and amortization                  51,868             42,572             148,099             122,880
     Research and development                        4,342              4,279              14,978              11,228
     General and administrative                      5,817              5,859              16,513              16,584
     Merger and integration costs                        -                477                   -               4,741
     Provision for restructuring                    20,044                  -              20,044                   -
                                            --------------      -------------       -------------       -------------
     Total operating expenses                      203,266            159,335             547,262             488,924
                                            --------------      -------------       -------------       -------------
Operating income                                       628             41,436              75,324             120,203

Interest and other income

     (expense), net                                 (6,082)             1,089              (3,310)              2,773

Interest expense, net of

     amounts capitalized                           (10,377)            (7,423)            (29,626)            (18,576)
                                            --------------      -------------       -------------       -------------
Income (loss) before taxes                         (15,831)            35,102              42,388             104,400

Income tax benefit (expense)                           208            (13,704)            (21,426)            (41,204)
                                            --------------      -------------       -------------       -------------
Net income (loss)                           $      (15,623)     $      21,398       $      20,962       $      63,196
                                            ==============      =============       =============       =============
Earnings (loss) per share                   $        (0.33)     $        0.45       $        0.44       $        1.34
                                            ==============      =============       =============       =============

The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                              (In thousands)


                                                                              September 30,          December 31,
                                                                                  1995                   1994

                                                                             --------------        --------------

ASSETS
Current assets:

     Cash and cash equivalents                                               $      16,522         $      18,658
     Receivables                                                                   214,994               226,189
     Inventories                                                                    27,916                21,933
     Other                                                                          46,111                31,460
                                                                             -------------         -------------
         Total current assets                                                      305,543               298,240
                                                                             -------------         -------------

Property and equipment (net of accumulated depreciation of

     $1,109,194 in 1995 and $990,596 in 1994)                                    1,501,930             1,431,066
Investments                                                                         82,327                69,541
Goodwill                                                                            53,186                46,535
Franchise and player contract rights                                               111,894                39,119
Other assets                                                                       102,970                91,491
                                                                             -------------         -------------
     Total assets                                                            $   2,157,850         $   1,975,992
                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

     Current maturities of long-term obligations                             $       8,700         $       7,115
     Commercial paper                                                                5,998               121,356
     Accounts payable and accrued liabilities                                      158,893               145,893
     Due to related parties                                                         14,096                36,750
     Other                                                                          14,720                 5,966
                                                                             -------------         -------------
         Total current liabilities                                                 202,407               317,080
                                                                             -------------         -------------

Long-term debt                                                                     594,357               515,542
Deferred income taxes and investment tax credits                                   125,904               122,798
Accrued postretirement benefit costs                                                49,519                50,817
Other long-term liabilities                                                        120,787               112,824
                                                                             -------------         -------------
     Total liabilities                                                           1,092,974             1,119,061
                                                                             -------------         -------------

Minority interest                                                                  233,107                30,015
                                                                             -------------         -------------

Stockholders' equity:

     Common stock                                                                  320,614               312,143
     Retained earnings                                                             525,577               532,229
     Treasury stock                                                                (10,453)              (12,502)
     Other                                                                          (3,969)               (4,954)
                                                                             -------------         -------------
         Total stockholders' equity                                                831,769               826,916
                                                                             -------------         -------------
     Total liabilities and stockholders' equity                              $   2,157,850         $   1,975,992
                                                                             =============         =============


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Cash Flow Statements
                              (In thousands)


                                                                              Nine Months Ended September 30,

                                                                         --------------------------------------
                                                                               1995                  1994

Cash flows from operating activities:

     Net income                                                          $        20,962       $        63,196
     Adjustment for noncash expenses:
         Depreciation and amortization                                           148,099               122,880
         Provision for restructuring                                              20,044                     -
     Changes in operating assets and liabilities                                 (10,471)              (21,935)
     Other                                                                        14,949                (1,706)
                                                                         ---------------       ---------------
     Net cash provided by operating activities                                   193,583               162,435
                                                                         ---------------       ---------------
Cash flows from investing activities:

     Purchase of property and equipment                                         (226,759)             (206,795)
     Decrease in INTELSAT ownership                                               17,564                12,950
     Decrease (increase) in Inmarsat ownership                                    (8,754)                3,517
     Investments in unconsolidated businesses                                    (23,367)              (54,528)
     Purchase of subsidiaries, net of cash acquired

         of $2,988 in 1995                                                       (77,601)               (3,393)
     Other                                                                        (4,404)               (9,824)
                                                                         ---------------       ---------------
     Net cash used in investing activities                                      (323,321)             (258,073)
                                                                         ---------------       ---------------

Cash flows from financing activities:

     Common stock issued                                                           7,623                 5,287
     Proceeds from issuance of preferred securities of subsidiary                200,000                     -
     Cash dividends paid                                                         (27,614)              (24,433)
     Proceeds from issuance of long-term debt                                     81,986                40,323
     Repayment of long-term debt                                                  (9,906)              (75,641)
     Net short-term borrowings (repayments)                                     (115,357)              117,684
     Borrowings against company-owned life insurance policies                      2,270                32,013
     Other                                                                       (11,400)                    -
                                                                         ---------------       ---------------
     Net cash provided by financing activities                                   127,602                95,233
                                                                         ---------------       ---------------

Net decrease in cash and cash equivalents                                         (2,136)                 (405)
Cash and cash equivalents, beginning of period                                    18,658                16,230
                                                                         ---------------       ---------------
Cash and cash equivalents, end of period                                 $        16,522       $        15,825
                                                                         ===============       ===============


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

2.  INTELSAT and Inmarsat Share Changes

     The corporation's ownership share of INTELSAT has decreased from 20.1% at December 31, 1994 to 19.1% as of September 30, 1995. The corporation received cash proceeds of $17.6 million for this decrease in ownership.

     The corporation paid $8.8 million to increase its ownership share in Inmarsat from 22.4% at December 31, 1994 to 24.0% as of September 30, 1995.

3.  Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following (in thousands):

                              September  30,  1995           December 31, 1994
                              --------------------           -----------------
         Finished goods        $        8,878                  $       5,228
         Work in progress              10,635                          9,187
         Raw materials                  8,403                          7,518
                               --------------                  -------------
         Total                 $       27,916                  $      21,933
                               ==============                  =============

4.  Investments

     In  the  first  nine  months  of  1995  the  corporation  made  direct
investments   totaling   $11.4  million  in  a  new  company,   ICO  Global
Communications,  Ltd.,  that will own and operate a  satellite  system (see
Note 8 to the 1994 financial statements). In addition, the accompanying balance sheet as of September 30, 1995, includes the corporation's $5.0 million share of Inmarsat's investment in ICO.

5.  Acquisition

     On July 1, 1995,  the  corporation  acquired a National  Hockey League
(NHL) franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques in Quebec, Canada for approximately $75 million. As part of the purchase, the corporation assumed contractual commitments to players aggregating $24.6 million over the next three years. The franchise, which was known as the Quebec Nordiques, has been relocated to Denver, Colorado and is known as the Colorado Avalanche.

6.  Debt

     In February 1995, INTELSAT issued $200 million of 8.125% Eurobond notes due February 28, 2005. Interest is payable annually in arrears. The corporation has recorded its share of this long-term debt.

     The corporation issued four notes during the first nine months of 1995 under its medium-term note program. A $5 million 8.5% note was issued in February 1995, a $12 million 7.92% note was issued in March 1995 and a $9 million 7.77% note and a $16 million 7.7% note were issued in May 1995. These notes are due in 2007. The corporation has $26 million remaining under its medium-term note program.

7.  Monthly Income Preferred Securities

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

     The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The proceeds have been used to repay commercial paper borrowings and a $75 million bank loan incurred in the acquisition of the NHL franchise and related assets discussed in
Note 5.

     COMSAT Capital I, L.P. has been consolidated in the financial statements of COMSAT beginning with the third quarter of 1995. The loan between the partnership and COMSAT has been eliminated in consolidation. The $200 million of MIPS is included in the consolidated balance sheet as a minority interest.

8.  National Basketball Association Expansion

     In May 1995, the National Basketball Association (NBA) approved the admission of two expansion teams into the NBA. Revenues for the second quarter of 1995 include the Denver Nuggets' $8.8 million share of the expansion fees ($125 million per expansion team). Approximately one half of this amount was received in cash in June 1995, and the corporation recorded a note receivable for the remainder. The note is expected to be collected in the fourth quarter of 1995.

9.  Provision for Restructuring

     In the third quarter of 1995, the corporation took actions to strategically restructure elements of all its business units to lower costs and improve competitiveness for the long term. The corporation recorded a $20.0 million provision for these restructuring actions. This provision includes $1.6 million for employee severance costs in COMSAT World Systems
(CWS) and COMSAT Mobile Communications (CMC), $10.9 million to restructure COMSAT's entertainment businesses, $5.3 million to restructure several businesses within COMSAT RSI (CRSI) and $2.2 million for actions taken in COMSAT Labs.

     The actions being taken in CWS and CMC are associated with the consolidation of the management and administration of these two businesses into one business unit. As a result, various administrative, marketing and other positions were eliminated.

     The actions taken to restructure the entertainment businesses stem from management's decision in this year's third quarter to discontinue the Satellite Cinema scheduled movie operation. The corporation expects, by the end of 1995, to convert certain Satellite Cinema hotel properties to services provided by On Command Video Corporation (OCV) and to discontinue Satellite Cinema operations at the remaining hotel properties. The principal components of the restructuring charge for the entertainment businesses are $5.1 million to write down property and inventory to estimated realizable value, an accrual of $1.0 million for employee severance costs and a charge of $4.8 million for costs related principally to settling contractual commitments incurred to support the Satellite Cinema business that will not be fulfilled. Additional charges related to the discontinued Satellite Cinema operations may be recorded based upon actual salvage values or severance costs for additional personnel.

     Within CRSI, management approved a plan to combine the management and administration of four of its business units into two businesses and to discontinue certain product lines in another business unit. Management expects to complete these actions by the end of this year. The restructuring provision includes $0.7 million for employee severance costs associated with these actions and $4.6 million primarily to write down inventory to its estimated realizable value.

     The corporation also downsized one of the divisions of its Labs business resulting in a $1.4 million accrual for employee severance costs and $0.8 million to write down property and equipment to its estimated realizable value.

10. Litigation

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

     On August 9, 1994, COMSAT, the Denver Nuggets and The Anschutz Corporation ("Anschutz") signed a letter, expressly stated as not legally binding, setting forth certain elements regarding the proposed joint development of an arena in downtown Denver. In September 1995, Anschutz notified COMSAT that it was severing its relationship with the arena development, based upon Anschutz's contention that COMSAT breached its obligations under the letter, including COMSAT's alleged failure to honor an option for Anschutz to acquire 50% of the Colorado Avalanche (discussed above in Note 5). COMSAT has denied that it has breached any obligations to Anschutz and, in particular, has denied the existence of an enforceable option to acquire 50% of the Avalanche. COMSAT and Anschutz are continuing to discuss whether there is a mutually acceptable resolution to the dispute. However, if the parties fail to reach such a resolution, Anschutz has stated that it would bring suit against COMSAT. If such litigation is filed, COMSAT believes that it would be without merit and would contest it vigorously. The corporation believes that the ultimate disposition of this matter will not have a material adverse impact on the corporation's financial statements.

11. Ascent Entertainment Group, Inc.

     In August 1995, the corporation increased its ownership percentage in OCV to approximately 85% through the contribution to OCV of substantially all of the corporation's other hotel in-room entertainment assets.

     In 1995, COMSAT formed Ascent Entertainment Group, Inc. (AEG) (formerly COMSAT Entertainment Group, Inc.) and contributed 100% of the stock of COMSAT Video Enterprises, Inc. to AEG. AEG includes all of the corporation's businesses reported in the Entertainment segment. In October 1995, AEG filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. The preliminary registration statement calls for an offering of approximately $80 million in common stock, plus an over-allotment option. Following the completion of the offering, COMSAT would continue to own at least 80 percent of AEG. The offering is expected to be completed in the fourth quarter of 1995. Prior to the public offering, AEG plans to borrow approximately $140 million in a combination of short-term and long-term debt under a bank credit facility. AEG will use these proceeds to repay an intercompany note payable to COMSAT. COMSAT will use the majority of these proceeds to repay its commercial paper and for general corporate purposes. The proceeds of the public offering will be used to repay some of the AEG debt. The balance of the AEG debt will be included in COMSAT's consolidated balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

ANALYSIS OF OPERATIONS

Consolidated Operations

     Consolidated revenues for the third quarter of 1995 were $203.9 million, an increase of $3.1 million over last year's third quarter. The International Communications and Entertainment segments reported solid growth in revenues whereas Mobile Communications segment and Technology Services segment revenues fell from last year's third quarter.

     Year-to-date revenues were $622.6 million, an increase of $13.5 million over the same period last year. The International Communications and Entertainment segments reported revenue growth during this period, whereas the Mobile Communications and Technology Services segments reported lower revenues than last year. Revenues for the second quarter of 1995 included the corporation's $8.8 million share of National Basketball Association expansion fees. Last year's second quarter revenues included $4.8 million of business interruption insurance income as discussed in Note 15 to the 1994 financial statements.

     As discussed in Note 9 to the accompanying financial statements, the corporation took actions to restructure elements of all its business units and recorded a $20.0 million restructuring provision in the third quarter of 1995. This provision included $4.7 million for employee severance costs, $10.5 million to write down property and inventory to net realizable value and $4.8 million for costs related principally to settling contractual commitments that will not be fulfilled.

     The third quarter and first nine months of 1994 included charges totaling $0.5 million and $4.7 million, respectively, for merger and integration costs related to the merger with Radiation Systems, Inc.

     Absent the restructuring provision in 1995 and the merger costs in 1994, operating income for the third quarter of 1995 decreased $21.2 million from the third quarter of 1994. All segments reported lower operating income this year. The results were exacerbated by certain charges to operating expenses totaling $7.3 million in this year's third quarter. These charges include $4.6 million in COMSAT International Ventures for its majority-owned business, Belcom, primarily to write off uncollectible customer receivables, for costs related to a reorganization of its operations and for other costs. The Entertainment segment results include $1.3 million in charges primarily to increase its allowance for uncollectible accounts related to the decision to discontinue the Satellite Cinema business as discussed in Note 9 to the accompanying financial statements. The

Technology Services segment results include $1.4 million in charges primarily to adjust certain inventory to its estimated realizable value.

     Operating income for the first nine months of 1995, excluding this year's restructuring provision and last year's merger costs, decreased $29.6 million as compared to the same period last year. The Mobile
Communications segment reported growth in operating income, whereas the other segments reported lower results this year. As discussed above, this year's third quarter includes $7.3 million of other charges. The NBA expansion revenues in this year's second quarter contributed directly to operating income as there were no related operating expenses. This year's second quarter also included a $3.3 million credit for Inmarsat-related costs which were over-accrued during 1994 and the first quarter of 1995 and a $2.7 million benefit plan curtailment gain resulting from the reduction of pension benefits and the elimination of postretirement health care benefits for a group of employees.

     Net interest and other income (expense) declined $7.2 million in the third quarter of 1995 and $6.1 million in the first nine months of 1995 as compared to the same periods last year. As discussed in Note 7 to the accompanying financial statements, a newly established affiliate of the corporation issued $200.0 million of preferred securities in July 1995. The dividends on these securities, which totaled $3.3 million in this year's third quarter, are recorded as minority interest expense in COMSAT's consolidated financial statements and are included in the "Other income (expense)" line on the income statement. This year's third quarter includes the corporation's share of an increase in allowance for uncollectible receivables totaling $2.2 million for an investment accounted for under the equity method (Philcom). Additionally, this year's third quarter includes accruals totaling $1.5 million primarily to write off costs incurred in connection with a business venture which will not be pursued. The corporation sold its interest in a communications venture in Chile in the first quarter of this year and recognized a $2.0 million gain. This year's first quarter also included a $0.9 million accrual for a judgment in a lawsuit brought by a former employee of a subsidiary of the corporation.

     Net interest expense for the third quarter increased $3.0 million over last year's third quarter, and year-to-date net interest expense increased $11.1 million over the first nine months of 1994. These increases are due to increases in borrowings and interest rates and lower capitalized interest. The corporation's borrowings have grown to meet capital expenditure and investment requirements. Interest capitalized, primarily on satellite construction projects, has declined due to the completion of several INTELSAT satellites in the second half of 1994 and the first nine months of 1995.

     The tax provision for the third quarter of 1995 reflects an increase in the corporation's effective tax rate for the year. In accordance with accounting requirements, the retroactive adjustment for the increased tax rate related to the results for the first half of the year has also been recorded in the third quarter tax provision. The effective tax rate increased primarily due to higher non-deductible losses from foreign ventures.

Segment Operating Results

     As discussed in Note 15 to the 1994 financial statements, the corporation reports operating results in four segments: International Communications, Mobile Communications, Entertainment and Technology Services. The method of allocating indirect corporate costs was changed in 1995. Segment operating results for 1994 have been restated for this change.

Results by Segment (in millions):


                                                         Quarter Ended                       Nine Months Ended
                                                          September 30,                         September 30,

                                                 ----------------------------           -----------------------------
                                                     1995              1994                  1995            1994
REVENUES

     International Communications                $      72.6      $      67.2           $     214.4       $     195.0
     Mobile Communications                              47.5             51.3                 140.7             141.4
     Entertainment                                      37.6             33.0                 134.3             111.9
     Technology Services                                50.9             53.7                 145.8             170.6
     Eliminations and other                             (4.7)            (4.4)                (12.6)             (9.8)
                                                 -----------      -----------           -----------       -----------
     Total revenues                              $     203.9      $     200.8           $     622.6       $     609.1
                                                 ===========      ===========           ===========       ===========

OPERATING INCOME (LOSS)

     International Communications                $      19.8      $      25.9           $      66.1       $      76.3
     Mobile Communications                              13.3             15.2                  43.5              37.7
     Entertainment                                      (6.4)             3.6                  (3.3)             11.6
     Technology Services                                 0.6              3.9                   9.7              18.5
                                                 -----------      -----------           -----------       -----------
     Total segment operating income                     27.3             48.6                 116.0             144.1
     Merger and integration costs                        0.0             (0.5)                  0.0              (4.8)
     Provision for restructuring                       (20.0)             0.0                 (20.0)              0.0
     Other corporate                                    (6.7)            (6.7)                (20.7)            (19.1)
                                                 -----------      -----------           -----------       -----------
     Total operating income                      $       0.6      $      41.4           $      75.3       $     120.2
                                                 ===========      ===========           ===========       ===========

International Communications

     The International Communications segment includes the results of COMSAT World Systems (CWS) and COMSAT International Ventures (CIV). CWS's third quarter revenues decreased $0.7 million over last year's third quarter as a result of revenue declines associated with the conversion of carrier analog circuits to digital circuits and rate reductions, which were nearly offset by higher private line digital circuit growth and higher INTELSAT system revenues. Year-to-date revenues increased $2.4 million over the same period last year primarily due to a strong increase in very small aperture terminal (VSAT) network leases and continued growth in INTELSAT system revenues. CIV's revenues increased by $6.0 million for the third quarter and $17.0 million for the first nine months of 1995 because of growth in ventures in Latin America, as well as the inclusion of revenues related to Belcom, a venture in the Commonwealth of Independent States
(CIS), which was not consolidated until the fourth quarter of last year.

     Operating income for the segment declined $6.1 million for the third quarter and $10.2 million for the first nine months as compared to the same periods last year. These decreases are primarily attributable to the consolidation of Belcom's operating losses in 1995. Operating results for CWS have remained relatively even with last year. The increase in depreciation expense due to the recent launches of INTELSAT satellites has been offset somewhat by the effects of operating cost control measures and by lower legal expenses.

Mobile Communications

     COMSAT Mobile Communications (CMC) third quarter revenues were $3.8 million below the same quarter in 1994. This decrease was caused by the shift of traffic from higher priced analog services to lower priced digital services. In addition, the third quarter 1994 results included revenues from mobile terminals deployed in Haiti during that country's period of unrest. For the first nine months of 1995, revenues were slightly below the same period in 1994. Growth primarily in Inmarsat C data services and digital telephone services partially offset decreases in analog services.

     Third quarter operating income decreased $2.0 million as compared to the same quarter in 1994. This was primarily caused by the increase in time revenues in 1994 that were associated with the unrest in Haiti and by lower revenues related to the transition of analog to digital services. Year-to-date operating income increased $5.7 million over the same period last year due in part to the reversal in this year's second quarter of an over-accrual in 1994 of Inmarsat-related costs. CMC also benefited from its increased ownership share of Inmarsat from 22.4% in December 1994 to 24.0% as of September 30, 1995.

Entertainment

     Third quarter revenues increased $4.6 million and year-to-date revenues were up $22.4 million as compared to the same periods in 1994. The quarter and year-to-date revenues improved primarily because of the increase in the number of hotel rooms installed with the On Command Video
(OCV) system. Additionally, revenues were up from Beacon Communications as they were not included in the corporation's consolidated financials until December 1994. The year-to-date results also include revenues of $8.8 million for the corporation's share of NBA expansion fees in the second quarter of 1995. The revenue improvements were partially offset by reduced revenues from the NBC television distribution contract, which has entered the option period, and a decreased number of Satellite Cinema hotel rooms this year.

     Operating income was down $10.0 million for the third quarter and $14.9 million for the first nine months of 1995 as compared to the same periods last year. For the quarter and year-to-date periods the decrease in operating income was related to losses resulting from declining revenues from the Satellite Cinema business, which will end operations by year end, and lower margins associated with the option phase of the NBC contract offset in part by the growth in the number of higher margin on-demand hotel rooms installed with the OCV system. Additionally, the decrease in operating income includes operating losses related to Beacon Communications and the Colorado Avalanche which were not included in the comparative 1994 financial results. Beacon was acquired in December 1994 and the Colorado Avalanche was acquired in July 1995 (see Note 5 to the accompanying financial statements). For the year-to-date period, these decreases were partially offset by the $8.8 million related to the NBA expansion fees.

Technology Services

     Revenues for the Technology Services segment declined $2.8 million in the third quarter of 1995 and $24.8 million in the first nine months of 1995 as compared to the same periods last year. Revenues increased this year from satellite services for classified government users, from earth station component sales and from two acquisitions: a VSAT manufacturer (Intelesys) and a manufacturer of low-cost cellular switch and base station equipment for emerging wireless markets (Plexsys). These revenue improvements were more than offset by the lack of recurring revenues from several large international and U.S. Government projects which were completed in 1994 and delays in sales of microwave and cellular antennas. Additionally, the year-to-date revenue decline also reflects a $4.8 million insurance settlement recorded in the second quarter of 1994.

     Operating income was down $3.3 million and $8.7 million for the third quarter and first nine months of 1995, respectively, as compared to the same periods last year. These declines were primarily due to lower revenues and to new product development costs associated with the newly acquired businesses referred to above. Additionally, operating income for this year includes a $2.7 million credit recorded in the second quarter for a benefit plan curtailment gain related to the reduction of pension benefits and the elimination of postretirement health care benefits for a group of employees.

Outlook

     CWS results are expected to remain steady for the remainder of 1995. CIV will concentrate primarily on the growth of its existing ventures. CIV expects to continue to incur losses for the remainder of 1995, primarily due to losses from its investment in Belcom and other start-up ventures.

     Competition in the Mobile Communications analog and digital telephone markets remains strong. This segment is expected to show some improvement in operating results in this year's fourth quarter. Progress continues as planned for the new "Planet-1" digital mobile terminal which is scheduled for introduction during the second half of 1996. The costs to be incurred in 1996 associated with the introduction of the "Planet-1" service are expected to exceed revenues from this service next year.

     In the Entertainment segment, OCV backlog at the end of the third quarter was approximately 116,000 rooms, and installation of systems is expected to continue at about 10,000 rooms per month. Satellite Cinema is planning to discontinue its scheduled movie operations by year-end 1995 with conversion of some of its remaining rooms to on-demand services. Ticket sales and other revenues from the Colorado Avalanche are expected to make a significant contribution to the Entertainment segment's revenues; however, the revenue improvements will be exceeded by operating expenses and the amortization of franchise acquisition costs.

As a result of the operating losses expected to be incurred by the Avalanche and Beacon, COMSAT expects operating losses in the Entertainment segment through the end of 1995 and in 1996.

     As discussed in Note 11 to the accompanying financial statements, in October 1995, the corporation's wholly owned subsidiary, Ascent Entertainment Group, Inc. (AEG), filed a registration statement with the Securities and Exchange Commission for an initial public offering of its stock. Following the completion of the offering, COMSAT will continue to own at least 80% of AEG and will continue to consolidate its financial results.

     In the Technology Services segment, the corporation has been successful in winning new contracts this year and expects to continue to build its contract backlog throughout the rest of the year. CRSI backlog rose to $202.7 million at September 30, 1995, as compared with $194.8 million at June 30, 1995, and as compared with $149.7 million at September 30, 1994. The corporation expects some improvement in operating results in this segment in the fourth quarter.

     On a consolidated basis, the corporation expects only slight improvement in earnings in this year's fourth quarter as compared to the third quarter results absent the restructuring provision and other charges. Additionally, consolidated net income is not expected to improve in 1996 versus 1995. These trends are based on the anticipated lack of significant improvement in segment results compounded by the costs of increased borrowings. The corporation expects a significant increase in interest expense in 1996 due to increased borrowings primarily for capital expenditure requirements. The corporation also expects that the amount of interest capitalized next year will decrease significantly as compared to this year as a result of placing several new satellites in service in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first nine months of 1995 were operations, borrowings, proceeds from preferred securities issued by an affiliate and proceeds from the decrease in INTELSAT ownership. Cash was expended primarily for property and equipment, acquisition of a National Hockey League franchise, investments in businesses, acquisition of additional Inmarsat ownership, repayment of short-term and long-term debt and quarterly dividends.

     The corporation's working capital deficit of $18.8 million at December 31, 1994 improved to positive working capital of $103.1 million at September 30, 1995. This improvement is primarily due to the repayment of commercial paper borrowings with the proceeds of the MIPS discussed below.

     In July 1995, COMSAT Capital I, L.P. issued $200 million of Monthly Income Preferred Securities (MIPS). COMSAT Capital I, L.P. is a limited partnership formed for the sole purpose of issuing the MIPS and loaning the proceeds to COMSAT, the managing general partner. The MIPS were issued at a par value of $25 per share with an annual dividend rate of 8.125%. The MIPS are callable by the issuer after July 2000 at par value.

     The proceeds of the MIPS were loaned to COMSAT under the terms of an 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The proceeds were used to repay commercial paper borrowings and the $75 million bank loan incurred in the acquisition of the Colorado Avalanche.

     In February 1995, INTELSAT issued $200.0 million of 8.125% notes. The corporation has recorded its share of these notes as long-term debt. The corporation received approximately $20.1 million of its share of the proceeds and used this amount to repay commercial paper. The balance of the proceeds was retained by INTELSAT for the corporation's share of satellite construction costs.

     As discussed in Note 7 to the 1994 financial statements and in Note 6 to the accompanying financial statements, the corporation has a $100 million "medium-term note program." The corporation has issued $74.0 million of notes under this program. The proceeds of these notes have been used to repay commercial paper.

     As discussed in Note 11 to the accompanying financial statements, the corporation's subsidiary, Ascent Entertainment Group, plans to issue a combination of short-term and long-term debt totaling $140 million during the fourth quarter of 1995 to repay a note payable to COMSAT and to issue approximately $80 million in common stock in a public offering. The proceeds of the public offering will be used to repay some of the newly issued debt and the balance of these new borrowings are expected to be outstanding at the end of this year. These borrowings, in addition to commercial paper borrowings available to the corporation, are expected to meet the corporation's cash requirements in the short-term.

     Moody's Investors Service has placed COMSAT Corporation's debt rating under review for possible downgrade as a result of the corporation's third quarter operating results. If downgraded, the corporation may be subject to higher interest rates on future borrowings. Standard and Poor's has not taken a similar action.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's borrowing activities are regulated by the Federal Communications Commission (FCC). As of September 30, 1995, the corporation had $6.0 million in commercial paper borrowings under a $200 million commercial paper program. The corporation is reviewing financing alternatives to ensure that it will meet anticipated cash requirements throughout 1996 consistent with the FCC's regulation of the corporation's capital structure.

                                  Part II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 10 on page 7 of this Form 10-Q incorporated herein by reference.

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  (a)  Exhibits

              No. 11 - Computation of Earnings Per Share

              No. 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              (i)  Press releases dated September 27, 1995, announcing
                   (1) that the corporation's expected third quarter operating results and charges related to a restructuring of its business units and other accruals, and (2) that the corporation intends to continue its efforts to build a new arena in downtown Denver, notwithstanding the decision by The Anschutz Corporation to terminate its relationship with COMSAT to build the Pepsi Center.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            COMSAT Corporation

                  By      /s/ Allen E. Flower

                     ---------------------------------
                              Allen E. Flower
                                Controller

Date:  November 13, 1995

                               EXHIBIT INDEX


Exhibit No.                    Description

   11              Computation of Earnings Per Share

   27              Financial Data Schedule


                                Exhibit 11

                    COMSAT CORPORATION AND SUBSIDIARIES

                     Computation of Earnings Per Share
                 (In thousands, except per share amounts)

                                                       Quarter Ended                        Nine Months Ended
                                                        September 30,                          September 30,

                                            ---------------------------------       ---------------------------------
                                                  1995                1994               1995                1994



PRIMARY

Earnings (loss)                             $      (15,623)     $      21,398       $      20,962       $      63,196
                                            ==============      =============       =============       =============

Shares:

     Weighted average number of

         common shares outstanding                  47,457             46,650              47,208              46,538
     Add shares issuable from
         assumed exercise of options                     -                806                 732                 776
                                            --------------      -------------       -------------       -------------
     Weighted average shares                        47,457             47,456              47,940              47,314
                                            ==============      =============       =============       =============

Primary earnings (loss) per share           $        (0.33)     $        0.45       $        0.44       $        1.34
                                            ==============      =============       =============       =============


ASSUMING FULL DILUTION

Earnings (loss)                             $      (15,623)     $      21,398       $      20,962       $      63,196
                                            ==============      =============       =============       =============
Shares:

     Weighted average number of

         common shares outstanding                  47,457             46,650              47,208              46,538
     Add shares issuable from
         assumed exercise of options                     -                827                 855                 850
                                            --------------      -------------       -------------       -------------
     Weighted average shares                        47,457             47,477              48,063              47,388
                                            ==============      =============       =============       =============

Fully diluted earnings (loss) per share     $       (0.33)      $        0.45       $        0.44       $       1.33
                                            =============       =============       =============       ============
