Form 10-K
period 1995-12-31
COMSAT CORP
filed 1996-04-01
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1995 Commission file number 1-4929

                               COMSAT Corporation

             (Exact name of registrant as specified in its charter)

              District of Columbia                     52-0781863
        State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

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

     8 1/8% Cumulative Monthly Income            New York Stock Exchange
     Preferred Securities of
     COMSAT Capital I, L.P.

     Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $1,113,786,988 based on a closing market price of $23.25 per share on March 1, 1996, as reported on the composite tape for New York Stock Exchange listed issues.

     47,972,330 shares of common stock, without par value, were outstanding on February 29, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference:

                                           Part of the Form 10-K into which
              Title                          the document is incorporated
              -----                        --------------------------------
COMSAT - Annual Meeting of Shareholders
- - Notice and Proxy Statement - 1996                   Part III

                                   PART I

Item 1.  Business

                            GENERAL INFORMATION

Business Segments

     COMSAT Corporation (COMSAT, the corporation or Registrant) reported operating results and financial data for 1995 in four business segments:
International Communications, Mobile Communications, Technology Services and Entertainment.

     In 1995, the International Communications segment consisted of activities undertaken by the corporation in its COMSAT World Systems (CWS) and COMSAT International Ventures (CIV) businesses. CWS provides voice, data, video and audio communications services between the U.S. and other countries using the satellite system of the International Telecommunications Satellite Organization (INTELSAT). CIV develops, acquires and manages telecommunications companies in emerging overseas markets which, in its view, present the potential for high growth. These ventures provide a wide array of private-line and public-switched communications services and equipment installations. The Mobile Communications segment consists of activities undertaken by the corporation in its COMSAT Mobile Communications (CMC) business. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world primarily using the satellite system of the International Mobile Satellite Organization (Inmarsat). The Technology Services segment consists of the financial results of COMSAT RSI, Inc. (CRSI) and COMSAT Laboratories, which include the design and manufacture of voice and data communications networks and products, system integration services, and applied research and technology services for worldwide users. The Entertainment segment consists of the financial results of Ascent Entertainment Group, Inc. (Ascent). Ascent, through its subsidiaries, provides on-demand entertainment programming and information services primarily to the domestic lodging industry, owns a professional basketball team and a professional hockey team, owns a film and television production company, and provides satellite distribution support services to the National Broadcasting Company (NBC).

     The revenues, operating income (loss) and assets of the corporation, by business segment, for each of the last three years are shown in Note 17 to the financial statements.

     The corporation had 2,991 employees on December 31, 1995. None of the employees is represented by a labor union, except for approximately 37 employees working for CRSI on a 100- meter radio telescope.

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

     Although COMSAT is a private corporation, the Satellite Act governs certain aspects of COMSAT's structure, ownership and operations, including the following: three of COMSAT's 15 directors are appointed by the President of the United States with the advice and consent of the United States Senate; COMSAT's issuances of capital stock and borrowings of money must be authorized by the Federal Communications Commission (FCC); there are limitations on the classes of persons that may hold shares of COMSAT's common stock and on the number of shares a person or class of persons may hold; and, on matters that may affect the national interest and foreign policy of the United States, COMSAT's representatives to INTELSAT and Inmarsat receive instructions from the U.S. Government. Congress has reserved the right to amend the Satellite Act, and amendments, if any, could materially affect the corporation.

Government Regulation

     Under the Satellite Act, the International Maritime Satellite Telecommunications Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the FCC with respect to its capital and organizational structure, as well as CWS's and CMC's plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation. For a discussion of these matters, see Notes 10 and 11 to the financial statements.

                        INTERNATIONAL COMMUNICATIONS

COMSAT World Systems

     Services. COMSAT World Systems (CWS) provides satellite capacity for telephone, data, video and audio communications services between the United States and the rest of the world using the global network of INTELSAT satellites. CWS's customers include U.S. international communications common carriers, private network providers, multinational corporations, U.S. and international broadcasters, news-gathering organizations, digital audio companies and the U.S. government.

     The largest portion of CWS's revenues comes from leasing full-time voice grade half- circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are AT&T Corp. (AT&T), MCI International Inc. (MCI) and Sprint Communications Company (Sprint). CWS offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. More than 95.2% of all eligible voice-grade half-circuits are now under such commitments.

     CWS's voice and data services are primarily digital, which provides higher quality transmissions than analog services. CWS International
Digital Route (IDR) service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. The carriers apply techniques to such circuits that permit a single digital circuit to handle multiple telephone calls simultaneously.

     For private-line customers, CWS offers an all-digital International Business Service (IBS), as well as an international VSAT (Very Small Aperture Terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year-end 1995, approximately 44% of CWS IBS traffic was covered by long-term commitments. CWS's customers have established international VSAT networks to both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, corporations doing business internationally can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications.

     To the growing international broadcasting community, CWS provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the launch of the INTELSAT K satellite and the INTELSAT VII and VIIA satellites (see "Item 2. Properties -- INTELSAT Satellites"), CWS has expanded the availability of high-power, flexible capacity for broadcasters and satellite news gatherers. In particular, CWS introduced a flexible digital television service and a digital audio service to attract new customers using digital compression in the broadcast industry to satellite broadcasting.

     To maintain the quality of the INTELSAT network, CWS provides tracking, telemetry, control and monitoring services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including both broadband and integrated services digital networks (ISDN).

     INTELSAT. INTELSAT is a 137-nation organization headquartered in Washington, D.C. It operates under three agreements: (1) an intergovernmental agreement; (2) a headquarters agreement with the U.S. Government; and (3) an operating agreement signed by each nation's government or designated telecommunications entity (a signatory). COMSAT is the U.S. signatory. It represents the United States in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each signatory has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. The investment shares are readjusted as of March 1 of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 19.1% as of December 31, 1995 and 20.1% as of December 31, 1994.

     Signatories also pay INTELSAT for their use of the satellite system. While INTELSAT has targeted a pretax cumulative rate of return of 20% on signatory's capital used by another signatory or from non-owners who use the satellite system, COMSAT expects to receive an actual pretax cumulative rate of return of between 16% to 18% on its capital investment after appropriate accounting adjustments. CWS realized revenue from its INTELSAT ownership, net of use charges paid, of $17.5 million in 1995. This net revenue is reflected in CWS's revenue requirements for FCC ratemaking purposes.

     At December 31, 1995, total INTELSAT Owners' Equity was approximately $1.87 billion, and INTELSAT's outstanding contractual commitments totaled approximately $1.32 billion.

     In 1995, as had been its practice in each of the preceding six years, CWS renewed its commitment with INTELSAT to place substantially all of CWS's FM, IDR and IBS traffic on the INTELSAT system over the next 15 years. CWS has short-term commitments with INTELSAT for the remaining portion of its FM, IDR and IBS traffic. CWS also enters into commitments with INTELSAT for video traffic, which vary in length depending on the length of commitments from CWS's customers.

     Under the INTELSAT agreements, the member nations that authorize international satellite systems separate from INTELSAT are required to ensure that such systems are technically compatible with the INTELSAT system and will not cause significant economic harm to the INTELSAT system. During 1990, INTELSAT initiated certain reforms to its process for coordinating with these separate satellite systems, which reforms were superseded in November 1992 and again in October 1994. Under the streamlined procedures approved in 1992, carriage by separate systems of any amount of traffic or services not interconnected to the public-switched network and of up to 1,250 circuits of public-switched traffic per satellite is presumed not to cause significant economic harm to the INTELSAT system. The 1,250 circuit threshold was raised in 1994 to 8,000 circuits of public-switched traffic per satellite. In addition, in 1994 INTELSAT approved further liberalization of coordination procedures with a view toward eliminating the economic harm test in the 1997-98 time frame. For a discussion of separate satellite systems competition to CWS, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the financial statements.

     The corporation continues to promote efforts for the privatization and restructuring of INTELSAT, based upon management's belief that if INTELSAT is converted into a commercial enterprise responsible to shareholders and without the governance constraints and cost structure associated with international organizations, INTELSAT will be able to become more competitive in the dynamic international telecommunications markets of tomorrow. In 1994, the United States Government endorsed such restructuring of INTELSAT. Intergovernmental proceedings under the procedures of INTELSAT are now underway to debate privatization and other alternative structures favored by other member nations of the organization.

     The corporation announced in February 1996 that it had reached agreement with the U.S. Government concerning a joint proposal that would transfer approximately 50% of INTELSAT's assets, including satellites, to a new commercial affiliate. For a discussion of the proposal, which must be approved by two-thirds of the 137 governments that are members of INTELSAT before it may be implemented, see "Management's Discussion and Analysis of Financial Condition and Results of Operation --Outlook."

     Competition. CWS competes with operators of high capacity fiber-optic and other submarine cables in service along major traffic routes worldwide. CWS's major carrier customers

(including its three largest customers, AT&T, MCI and Sprint) are co-owners of submarine cables.

     Under the Satellite Act and FCC orders, COMSAT is the only U.S. entity that may provide international space segment services to customers using INTELSAT satellites. In 1985 the FCC authorized the establishment of separate U.S. international communications satellite systems that would compete with INTELSAT, subject to certain restrictions that are being phased out. Three separate U.S. based international communications satellite systems (Orion, PanAmSat and Columbia), INTERSPUTNIK, a Russian-based international system, and a number of regional and foreign satellite systems around the world currently compete with CWS. For further discussion of the competition with CWS by the U.S. separate satellite systems, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the financial statements.

     Tariffs and Revenues. Under the Satellite Act and the Communications Act, COMSAT is subject to regulation by the FCC with respect to CWS's communications services and the rates charged for those services. CWS provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     CWS filed a petition for rulemaking with the FCC seeking incentive-based regulation of its multi-year, switched-voice services for carriers in January 1992. In the absence of FCC action on the petition, CWS filed a Petition for Partial Relief in July 1994. This petition requested expedited FCC action to approve streamlined tariff procedures for all of CWS's INTELSAT satellite services. The petition was also accompanied by an extensive economic study which concluded that CWS faces substantial effective competition in all geographic and service market segments from existing and planned fiber optic cables, separate satellite facilities, and regional and foreign satellite systems, and that its access to the INTELSAT system does not confer upon CWS any market power in the provision of transoceanic telecommunications facilities. The FCC has not acted on either petition.

     CWS entered into inter-carrier contracts with each of its three largest customers, AT&T, MCI and Sprint in 1993 and 1994. Pursuant to those contracts, CWS reduced its rates for 10- and 15-year IDR and TDMA digital "base" circuits activated prior to January 1, 1992, and also reduced its rates beginning in 1996 for 7-year and longer IDR and TDMA circuits activated after January 1, 1992. Additional rate reductions will occur on January 1, 1997. In addition, the contracts provided AT&T and Sprint with leases and with options to lease capacity from CWS in 36-MHz increments under specified rates, terms and conditions. During 1995, the contracts with AT&T, MCI and Sprint were each amended to provide the customers with additional capacity in 18- and 36-MHz increments.

     Approximately 30% of the corporation's consolidated revenues in 1995 were derived from CWS's services (30% in 1994 and 32% in 1993). Approximately 8% of the corporation's consolidated revenues in 1995 were derived from CWS's services to AT&T. Also in 1995, CWS's three largest customers, AT&T, MCI and Sprint, were the source of approximately 27%, 19% and 8%, respectively, of CWS's revenues.

COMSAT International Ventures

     COMSAT International Ventures (CIV) invests in and manages a portfolio of companies that provide a variety of telecommunications services throughout the world, including private-line and public-switched services. CIV is also actively engaged in the development of prospective international telecommunications opportunities. CIV's existing and prospective ventures are typically located in markets that the corporation expects to be the world's emerging, high growth telecommunications markets.

     As of December 31, 1995, CIV managed a total of 13 ventures operating in Latin America, Asia and Europe. CIV's ventures take various forms, including wholly-owned subsidiaries, joint ventures and minority equity investments. Customers of these ventures include U.S. and foreign multinational corporations, and domestic (non-U.S.) companies operating in their own countries.

     CIV continued to develop new investment opportunities around the world in 1995. In particular, CIV expanded its operations in Latin America through the formation of a new subsidiary in Colombia to pursue satellite-based communications services, and its Venezuelan venture initiated VSAT services. CIV also increased its equity ownership in, and assumed operating control of, BelCom, Inc., a company providing telecommunications services in the Russia Federation and other countries of the Commonwealth of Independent States (the CIS). CIV extended its operations in Asia and the Middle East through the initiation of VSAT operations in India and Turkey, respectively. CIV expects to continue to expand its existing businesses and to develop investment opportunities in other markets of the world.

     CIV operates in numerous and diverse markets. Consequently, the level of competition in the countries where CIV's ventures conduct business varies considerably. In some countries there is full competition, and in others competition is limited by law. The competitive conditions faced by each venture are the result of differing regulatory policies, as well as economic and market conditions, in the particular country in which a venture operates. Because CIV's ventures operate in some of the world's most dynamic markets, the competitive environment faced by these ventures is subject to constant change.

                           MOBILE COMMUNICATIONS

COMSAT Mobile Communications

     COMSAT Mobile Communications (CMC) provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using Inmarsat satellites and COMSAT's land earth stations in Connecticut and California, which serve the Atlantic and Pacific Ocean Regions, respectively, and in Malaysia and Turkey, which serve the Indian Ocean Region. These stations enable CMC to offer global coverage for its services. There are currently more than 56,000 mobile terminals operating in the Inmarsat system. As described below, CMC provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

     In October 1995, the corporation notified the FCC of its intent to reorganize CMC as a line of business within COMSAT International Communications (CIC), a division of the corporation that includes CWS and CIV. The FCC approved this reorganization in January 1996. In connection with the consolidation of the management and administration of these businesses into one business unit, various administrative, marketing and other positions were eliminated (see Note 16 to the financial statements).

     Maritime Services. CMC provides satellite services for communications to and from ships and other vessels. Customers for these services include transport ship operators, cruise ships and their passengers, fishing vessel operators, oil and mining interests, pleasure boat operators, U.S. Navy ships and foreign telecommunications administrations.

     In addition to standard telephony services, CMC's services include group call messaging to a fleet of ships, electronic mail services, a direct-dial telephone service for passengers and crew on board ships, a news summary distribution service, access to data bases through personal computers, and other office communications services for facsimile transmissions, worldwide teleconferencing and current financial news reports.

     In 1992, CMC initiated two digital services, Inmarsat-B and Inmarsat-M, in the Atlantic and Pacific Ocean Regions. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. CMC also introduced a multi-channel version of Inmarsat-M service that allows cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers. In 1994, CMC opened a new land earth station in Malaysia to provide these new digital services to the Indian Ocean Region.

     Aeronautical Services. CMC provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and, prospectively, air traffic control. Customers of CMC for international aeronautical services include airline service providers, commercial airlines, government aircraft and owners and operators of corporate aircraft.

     By an FCC Report and Order issued in 1989, COMSAT was authorized (1) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (2) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a non-exclusive basis; and
(3) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated as the sole provider of certain domestic aeronautical and land mobile satellite services. In 1995, CMC applied to the FCC for authority to offer domestic aeronautical services. CMC's request is pending before the FCC.

     CMC began providing aeronautical services in 1990 with a data service for cockpit communications on commercial flights under a 10-year agreement with Aeronautical Radio, Inc., an airline-owned service organization. In 1991, CMC began providing aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 1,084 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

     A service agreement with Kokusai Denshin Denwa Co., Ltd. (KDD), the Japanese signatory to Inmarsat, provides that CMC may use KDD's ground earth station serving the Indian Ocean Region to serve CMC's aeronautical customers, and CMC may serve KDD's customers flying in the Atlantic Ocean Region. Under the agreement, CMC and KDD provide mutual back-up in the Pacific Ocean Region for aeronautical customers of both companies.

     Service agreements with GTE Airfone, Incorporated, Claircom and In-Flight Phone, Inc., all of which are providers of air-to-ground passenger telephone service using terrestrial facilities, enable these providers to extend their current service to transoceanic flights by acquiring satellite and ground earth station services from CMC.

     COMSAT was selected by United Airlines in 1993 to provide satellite communications services for passengers (including telephone, fax and data transmission) on approximately 74 United Airlines aircraft, 57 of which aircraft to date have been equipped with satellite terminals. COMSAT also was selected by Air Canada in 1994 to provide passenger voice service and now provides such service on 20 aircraft.

     Land Mobile Services. CMC provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

     CMC's land mobile services are currently available using transportable versions of Inmarsat's Inmarsat-A and Inmarsat-B mobile earth stations (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal and a smaller data-only Inmarsat-C terminal through CMC's C-Link(sm) service. C-Link(sm) service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. The briefcase-size Inmarsat-M terminals provide a more portable and less expensive telephone service for international travelers, the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available.

     In June 1995, CMC filed an application, which is being opposed by certain of the corporation's competitors, for authority to provide its existing Inmarsat communications services, including service to new notebook computer-size Planet 1(TM) terminals, over the Inmarsat-3 satellites. The FCC has not yet ruled on the application. If authorized, CMC expects to begin providing service through Planet 1(TM) terminals in mid-1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook."

     COMSAT is not regularly authorized to provide U.S. domestic land mobile services. However, it is providing U.S. domestic service to certain individual end users under special temporary authorities from the FCC. In 1995, COMSAT applied to the FCC for regular authority to offer land mobile services domestically.

     Inmarsat. Inmarsat is a 79-nation organization headquartered in London, England. It operates under three agreements: (1) an intergovernmental convention; (2) a headquarters agreement with the U.K. Government; and (3) an operating agreement signed by each nation's government or designated telecommunications entity (signatory). COMSAT is the U.S. signatory. It represents the United States in Inmarsat, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are readjusted as of February 1 of each year to approximate the Signatories' respective portions of the total utilization of the Inmarsat space segment for the previous year. COMSAT's investment share, the largest in Inmarsat, was 24.0% as of December 31, 1995 and 22.4% as of December 31, 1994.

     At December 31, 1995, total Inmarsat Owners' Equity was approximately $729 million, including undistributed compensation for use of capital totaling approximately $162 million. Inmarsat's outstanding contractual capital commitments totaled approximately $452 million, and it had operating lease commitments of $12 million.

     The corporation continues to promote efforts for the privatization of Inmarsat, based upon management's belief that if Inmarsat is converted into a commercial enterprise responsible to shareholders and without the governance and cost structure associated with international treaty organizations, it will be able to be more competitive in the dynamic international telecommunications markets of tomorrow. Intergovernmental proceedings under the procedures of Inmarsat are now underway to debate privatization and other possible alternative structures favored by other member nations of the organization.

     ICO. As part of the corporation's international telecommunications strategy, CMC has responsibility for the corporation's commitment to invest approximately $150 million in I-CO Global Communications (Holdings) Limited
(ICO), a company formed to provide hand-held satellite communications services outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system. The current major investors in ICO include Inmarsat, Inmarsat signatories and other strategic investors, such as Hughes Communications, Inc. (Hughes), which are expected to compete with the corporation as service providers in the U.S. and other markets. For a discussion of the proposed ICO satellite system and the corporation's investment in ICO, see "Management's Discussion and Analysis of Financial Condition Results of Operations -- Outlook" and Note 10 to the financial statements.

     On May 1, 1995, COMSAT filed an application with the FCC for authority to participate in Inmarsat's procurement of space segment from ICO for specialized (non-handheld) communications services. In that application, COMSAT also sought an FCC ruling that ICO had been structured in compliance with the requirements for COMSAT's participation in ICO set out in a prior FCC ruling. The application is being opposed by certain of the corporation's competitors. The FCC has not acted on that application.

     Competition. Under the Inmarsat Act, COMSAT is the designated U.S. signatory to the Inmarsat Operating Agreement, and is the sole U.S. operating entity and investor in the Inmarsat system. CMC competes for maritime, land mobile and aeronautical communications business with other Inmarsat Signatories operating land earth stations and with IDB Mobile Communications, Inc. (IDB), another U.S land earth station operator. IDB, which is half-owned by the Canadian signatory to Inmarsat, provides maritime, land mobile and aeronautical services through its own U.S. land earth stations, using Inmarsat satellite capacity obtained from CMC, as well as through certain foreign earth stations. In addition, CMC competes with AMSC, which launched its own satellite in 1995 to offer U.S. domestic and international mobile satellite services. Prior to the launch, AMSC offered service on an interim basis pursuant to an agreement with CMC. CMC also competes for maritime communications business with domestic and international operators of cellular radio services, high frequency radio services, mobile satellites, C-band and Ku-band satellites, and the FCC-licensed low-earth-orbit, or "Big Leo," satellite systems of Iridium, GlobalStar and Odyssey. Operators of C-band satellites recently have been successful in capturing a significant portion of the maritime communications business with the U.S. Navy and cruise ships. These competitive forces continue to exert downward pressure on CMC's pricing for services provided through the Inmarsat system.

     FCC decisions also may significantly affect the competition for products and services offered by CMC. In November 1993, the FCC authorized AT&T to provide shore-to-ship Inmarsat service under an agreement with CMC. In December 1993, AT&T filed a new application to provide "branded end-to-end" Standard-A mobile satellite service in the ship-to- shore direction, which COMSAT opposed. In early 1996, AT&T was granted FCC authorization to offer such service.

     In December 1994, IDB filed two applications seeking authority to provide two new digital services, Inmarsat-M and Inmarsat-B, to maritime and land mobile users through foreign earth stations in the shore-to-ship direction in the Atlantic and Pacific Ocean regions. In that proceeding, IDB contended that the Inmarsat Act allows U.S. carriers to use Inmarsat earth stations and space segment obtained from foreign Inmarsat Signatories for U.S.-originating traffic, a position COMSAT opposes. IDB withdrew its applications in July 1995. In August 1995, however, Cruisephone filed applications, which are being opposed by COMSAT, that raise similar issues. The FCC has not yet ruled on the Cruisephone applications.

     In March 1993, the FCC granted COMSAT a waiver that would allow COMSAT to provide equipment, software and value-added services to customers directly through CMC, rather than through a separate subsidiary, thereby avoiding substantial duplication of personnel and other costs, subject to COMSAT's establishing certain nonstructural safeguards. To satisfy the FCC's conditions, COMSAT filed a proposed cost allocation manual and a plan for implementing certain nonaccounting safeguards requested by the FCC. The FCC approved COMSAT's cost allocation manual in July 1995, but has not yet acted on the second compliance filing, which must be approved by the FCC before the waiver becomes operative.

     In July 1995, COMSAT petitioned the FCC for authorization to provide the same kinds of value-added services to its aeronautical and land mobile customers. The FCC has not yet ruled on this petition, which is being contested by certain of the corporation's competitors.

     Revenues. Approximately 21% of the corporation's consolidated revenues in 1995 were derived from CMC (23% in 1994, 25% in 1993). No single customer of CMC provided more than 10% of the corporation's consolidated revenues in 1995.

                            TECHNOLOGY SERVICES

COMSAT RSI

     COMSAT RSI, Inc. (CRSI) has three operating groups: Advanced Systems, Communication Systems and Wireless Networks. These groups include 11 business units, 10 of which are vertically integrated to serve global telecommunications markets and one of which serves global machine tool markets. CRSI designs, manufactures and integrates a range of systems, subsystems and components for advanced microwave communication, satellite communication, radar, intelligent transportation, air traffic control, distance learning, intelligence and scientific applications. CRSI also supplies cellular switch and a variety of antenna products for rural telephony, personal mobile and last-mile wireless markets. CRSI's customers include the U.S. Government, U.S. Government prime contractors, foreign governments, domestic and foreign telecommunication service providers, and a wide variety of other commercial customers.

     CRSI's manufactured products include parabolic antennas from .6 meters to 32 meters in diameter, line-of-sight microwave antennas, cellular and personal communication system (PCS) antennas, tri-band satellite frequency converters, microwave components, Ultra-Small Aperature Terminal (USAT) and VSAT equipment, cellular switch and base station equipment, servo control systems, antenna monitor and control systems, antenna positioning systems, tactical military antennas, air traffic control antennas, radar antennas, radio telescope antennas, optical measuring devices and tactical masts.

     CRSI's services include installation of large-scale wireless and wired (including fiber optic cable) communications networks, gateway earth station operations and maintenance, satellite construction monitoring, engineering development, system design, satellite tracking, telemetry and command (TT&C) services and radio frequency engineering and system analysis for cellular, PCS, and 2-GHz microwave relocation applications.

     CRSI also includes the activities of COMSAT General Corporation
(COMSAT General), an FCC-licensed satellite communications carrier and a wholly-owned subsidiary of the corporation. COMSAT General owns 86.3% of the MARISAT Joint Venture, which operates three satellites launched in 1976
- -- the capacity of which is leased to Inmarsat, the U.S. Navy and the U.K. Navy. COMSAT General also owns the SBS-2 satellite launched in 1981, which is primarily leased to NBC, and the COMSTAR D-4 satellite launched in 1981, which is used by CMC and is scheduled to be decommissioned in 1996.

     In 1995, CRSI made three strategic acquisitions to improve its capabilities in VSAT, cellular and PCS markets. In January 1995, CRSI acquired Intelesys, Inc., a manufacturer of USAT terminals which offer two-way Ku- and C-band satellite communications for low to medium rate interactive data transmission in remote-to-hub applications ranging from transaction processing and paging networks to environmental and utility monitoring.

     In July 1995, CRSI increased its investment to a majority position (53.3%) in Plexsys International, Inc., a manufacturer of low-price cellular equipment. Plexsys offers a modular product line of switching and base station equipment designed for small metropolitan, rural and emerging telecommunications markets throughout the world. Presently, Plexsys has cellular systems installed and operating in over 25 countries.

     In September 1995, CRSI acquired the assets of JEFA International, Inc., a systems engineering and field services company specializing in cellular and microwave communications systems. The JEFA acquisition is intended to position CRSI to compete for the emerging PCS and 2-GHz microwave relocation markets as well as the intelligent transportation system (ITS) market. The ITS market involves the application of CRSI's telecommunications equipment and systems expertise to highway traffic management systems.

     In September 1995, CRSI also established a new product office, Baseband Technologies, to design and manufacture wideband multiplex and switching equipment for military and commercial applications. The initial product being developed will provide 1300 Mbps of bandwidth, programmable multiplexers interoperable with open military and commercial systems and a transparent interface between tactical, strategic and commercial systems. COMSAT Labs has developed ATM Link Accelerator technology that will be integrated into the new product to provide fiber-like quality over satellite.

     CRSI won contracts with a total value of $254 million in 1995. Major contracts ongoing or commenced during 1995 included: a contract for one base year plus nine one-year options with the U.S. Department of Defense to provide satellite communications and the associated bandwidth management and control centers under its Commercial Satellite Communications Initiative (CSCI); a contract with Lockheed Martin Corporation to provide gateway earth stations and a network control center in Indonesia for the Asia Cellular Satellite System; contracts with the Texas Department of Transportation for intelligent transportation systems projects in Houston, Dallas and San Antonio; a contract with the Cote d'Ivoire (Ivory Coast) government to provide a national television and radio distribution network; a contract with ITT to provide shipboard navigational antennas for Taiwan; a contract with the Commonwealth of Virginia to provide antenna equipment and satellite communications for a higher-education distance learning network; a contract with the National Science Foundation to install the world's largest steerable radio telescope in Green Bank, West Virginia; contracts for LMST trailers and tri-band converters for Harris Corporation; a contract with the Federal Aviation Administration to provide tactical air navigation antennas; contracts to provide PCS antennas to service providers in the United Kingdom and France; a contract with Cornell University to upgrade the world's largest fixed position radio telescope in Arecibo, Puerto Rico; contracts for cellular switch equipment in Brazil, China, Costa Rica and Russia; a contract with Unisys to provide antenna positioners for the next generation weather radar (NEXRAD) program; contracts with the U.S. Navy for restoration and repair of SPS-49 air search radar pedestals; contracts with Rockwell and Raytheon to provide antennas and pedestals for the U.S. Government's MILSTAR communication system; a contract to provide microwave antenna systems in the Philippines; and a contract to provide transportable earth stations for the China Ministry of Posts and Telecommunications.

     CRSI's business is such that its total customer base is quite large; however, in any one 12-month period relatively few customers can represent a large portion of sales. In particular, CRSI sells to the U.S. Government as a prime contractor and as a subcontractor. In 1995 and 1994, sales to the U.S. Government accounted for 45% and 44% of CRSI's sales, respectively. If the U.S. Department of Defense is considered separately, it accounted for 24% of 1995 and 1994 sales. CRSI sales to other COMSAT divisions totaled $10 million in 1995 and $8.6 million in 1994. Exports represented 31% and 32% of CRSI's sales in 1995 and 1994, respectively.

     At December 31, 1995, CRSI's backlog of orders believed to be firm totaled approximately $212 million, as compared to approximately $152 million at December 31, 1994. Of the December 31, 1995 backlog, approximately $140 million is expected to be recognized as sales in 1996 and approximately $57 million is unfunded. Included in this order backlog is approximately $114 million of U.S. Government contracts. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, CRSI would have a claim for reimbursement of costs incurred and a reasonable allowance for profit thereon.

     CRSI purchases parts and materials from a number of reliable commercial suppliers and does not depend on any single source for a significant portion of its supplies. It has encountered delays and adjustments from time to time, but operations have not been materially affected.

     CRSI competes with major companies around the world in several of the telecommunications markets for its products and services. Major competitors in the communications systems markets include Scientific Atlanta, Inc., California Microwave, Inc., Miteq, Inc., LNR Communications, Inc., SSE Telecom, Inc., NEC, Harris Corporation and Mitsubishi. In the wireless networks market, competitors include GM Hughes Electronics Corporation, Andrew Corporation, Kathrein, Cellwave, Allgon, Gabriel Electronics, Inc., Ericsson Radio Systems AB, Northern Telecom Limited, Stanilite, Celcore, Alcatel NV, STM Wireless, Inc., The Allen Group, Inc., Prodelin and Channel Master. The Advanced Systems markets competition includes Datron Systems, Inc., TIW Systems, Inc., Electrospace Systems, Inc., Signal Processors, Ltd., Marconi Radar Systems Limited, Cosser Electronics Limited (Raytheon), Tech- Sym Corporation, and Vertex Communications Corporation. In the intelligent transportation systems market, the competition includes MICA Corporation and Florida Traffic Control Devices, Inc. Certain companies like Hughes, Scientific Atlanta, California Microwave, Harris and Andrew Corporation compete in most of CRSI's markets. Many of these companies are considerably larger and have greater financial resources than the corporation. In all market areas, COMSAT RSI competes on the basis of price, performance, on-time delivery, reliability and customer support.

     CRSI incurred research and development expenses of $6.2 million in 1995, an increase of $2.7 million over 1994. The increase is largely attributable to the development of new USAT/VSAT equipment, cellular switch and antenna control products.

     CRSI is the surviving corporation to the merger of a wholly-owned subsidiary of the corporation in June 1994 with Radiation Systems, Inc.
(RSi). For a further discussion of the merger, see Note 6 to the financial statements.

COMSAT Laboratories

     COMSAT Laboratories conducts research and development on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of CIC and other COMSAT businesses, as well as for outside customers. Customers include U.S. and foreign government agencies, commercial entities, INTELSAT and Inmarsat. COMSAT Laboratories also licenses new technology it develops to other companies for commercialization.

     Major new COMSAT Laboratories contracts awarded or begun in 1995 include: a contract with India's Center for Development of Telematics to design, manufacture and deliver S-band mobile satellite communications equipment; contracts with Inmarsat for independent implementation of a Mini-M voice codec and for development of an aeronautical network management system; a contract with the U.S. Government to develop a multi-carrier demultiplex/demodulator; a contract with Telespazio, SpA of Italy, to upgrade the ITALSAT flight simulator; and contracts with a number of mobile equipment suppliers to perform vocoder subjective listening tests. In 1995, COMSAT Laboratories also began development of a Bandwidth Management Center to support the CSCI program awarded to CRSI by the U.S. Government. All together, COMSAT Laboratories won a total of 92 contracts in 1995, with a total value of $13.5 million.

     On-going contracts being implemented in 1995 include: a contract with AT&T to manufacture second generation TDMA terminals; contracts with INTELSAT to design and implement STRIP7, and to develop a software system for generating TDMA burst time plans; a contract with NASA to provide operation and maintenance support for the ACTS (Advanced Communications Technology Satellite) program; as well as a large variety of R&D contracts for INTELSAT, Inmarsat, and other governmental and private industry customers.

     Support of COMSAT Laboratories from outside sources was 44% of total funding in 1995. The corporation's total expenditures for research and development were $19 million in 1995, $16 million in 1994, and $15 million in 1993. The majority of this research and development was performed by COMSAT Laboratories.

                               ENTERTAINMENT

     During 1995, the corporation incorporated and transferred all of its entertainment assets to COMSAT Entertainment Group, Inc., which was subsequently renamed Ascent Entertainment Group, Inc. (Ascent). An initial public offering of Ascent's common stock was completed in December 1995 (see Note 5 to the financial statements). Ascent's common stock is traded on the Nasdaq National Market under the symbol "GOAL." As a result of the offering, the corporation now owns 80.67% of Ascent's common stock. In connection with the offering, the corporation entered into a Corporate Agreement, an Intercompany Services Agreement and a Tax- Sharing Agreement with Ascent, which govern certain relationships and arrangements between the corporation and Ascent, including, among others, corporate governance, registration rights, indemnification, various corporate services, allocation of tax liabilities and intercompany payments.

     Ascent is a diversified entertainment and media company which operates entertainment production and distribution businesses characterized by well-known franchises. Ascent is the leading provider of on-demand in-room entertainment services to the domestic lodging industry through its approximately 85%-owned subsidiary, On Command Video Corporation (OCV), and the primary provider of satellite distribution support services to the NBC television network through its wholly-owned subsidiary, Ascent Network Services, Inc. (ANS), formerly COMSAT Video Enterprises, Inc. Ascent also owns two professional sports franchises, the National Basketball Association (NBA) Denver Nuggets (the Nuggets) and the National Hockey League (NHL) Colorado Avalanche (the Avalanche), and a motion picture and television production company, Beacon Communications Corp. (Beacon).

     OCV is the leading provider (by number of hotel rooms served) of on-demand in-room entertainment services for the United States lodging industry. OCV has experienced rapid growth in the past three years, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 361,000 rooms in approximately 1,200 hotels at December 31, 1995. In addition, at December 31, 1995, OCV had approximately 113,000 additional rooms at 540 hotels under contract awaiting installation of OCV equipment. At December 31, 1995, approximately 97% of OCV's installed on-demand rooms were located in the United States, with the balance located in Canada, the Caribbean and Europe. In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCV's system to provide on-demand in-room entertainment in the Asia Pacific region and, at December 31, 1995, provided service to approximately 30,000 rooms.

     ANS is a satellite distribution support service that operates a nationwide installation, field service and maintenance support business that principally services the NBC affiliate distribution network and, to a lesser degree, OCV's in-room entertainment business. Pursuant to a service contract which runs until 1999, ANS distributes national television programming of the NBC television network via satellite transponders leased by NBC to NBC affiliate stations nationwide.

     Historically, ANS also included the Satellite Cinema Division, which provided scheduled satellite-delivered pay-per-view movies to the lodging industry. In the third quarter of 1995, ANS contributed substantially all of its Satellite Cinema assets to OCV. As of December 31, 1995, OCV had converted, and is continuing to convert, select Satellite Cinema properties to OCV systems and had sold or discontinued essentially all of Satellite Cinema's remaining operations.

     The Nuggets are one of 29 franchises in the NBA. Ascent initially invested in the team in 1989, and assumed operating control of the Nuggets at the end of the 1991-1992 NBA season. In July 1995, Ascent acquired one of the 26 franchises in the NHL from the Quebec Nordiques. Ascent moved the franchise to Denver to share Denver's McNichols Arena with the Nuggets, where the team has commenced play under the Colorado Avalanche name.

     Ascent markets, produces and sells advertising for local-market cable, over-the-air television and radio broadcasts of the Nuggets and the Avalanche games. Ascent produces the Nuggets and the Avalanche games through Colorado Studios, a television production company that owns and operates mobile television production facilities and in which Ascent owns a one-third interest. To capitalize on its sports franchises, Ascent is proposing to build a new arena and entertainment complex as an integral part of its operating and growth strategy for the Nuggets and the Avalanche (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook").

     Beacon, a wholly owned subsidiary of Ascent acquired in 1994, produces feature length motion pictures for theater and television distribution. In April 1993, Beacon and Sony Pictures Entertainment, Inc. (Sony) entered into a motion picture development, production and domestic distribution agreement (the Sony Agreement), pursuant to which Sony has agreed to co-finance and distribute in the United States and Canada, through Sony's affiliates, including Columbia Pictures and Tri-Star Pictures, up to 15 motion pictures produced by Beacon through April 1998. To date, two motion pictures have been produced and distributed pursuant to the Sony Agreement. Generally, Beacon intends to produce motion pictures with production budgets in the range of approximately $5 million to $25 million, although Beacon will also consider certain higher budget projects, such as a current motion picture in development that would have a production budget of approximately $70 million. Beacon plans to release most of its motion pictures on a nationwide basis, with advertising and distribution budgets which require substantial marketing expenditures to create a campaign and purchase advertising on television, newspapers, radio and other media. Beacon expects that the Sony Agreement will help offset such costs and provide more cost effective use of Beacon's resources than if Beacon distributed its motion pictures alone.

     In addition, Ascent owns a 26% limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which it purchased at a cost of $7.9 million. Elitch Gardens operates an amusement park in Denver, Colorado. Ascent also owns small equity interests in MagiNet Corporation, which purchases and uses OCV's on-demand systems in the Asia-Pacific region as discussed above, and Metromedia International Group, a publicly-traded company pursuing telecommunications ventures in eastern Europe and engaged in motion picture production.

     Ascent's entertainment properties compete with a broad spectrum of other entertainment alternatives. In providing entertainment services to the lodging industry, OCV operates in a highly competitive and rapidly changing environment in which the principal methods of competition are service, product features and price. Several competing companies, especially Spectravision, Inc. ("Spectravision") and Lodgenet Entertainment Corporation, provide hotels with in-room video entertainment. Spectravision, the largest provider (based on the aggregate number of on-demand and scheduled rooms served) in the in-room pay-per-view industry, recently filed for protection under Chapter 11 of the United States Bankruptcy Code. OCV believes that there may be significant opportunity to expand its installed hotel customer base, particularly in light of the Spectravision bankruptcy filing. With respect to hotel properties already receiving in-room entertainment services, however, the current provider may have certain informational and installation cost advantages as compared to outside competitors. As a result, OCV anticipates substantial competition in obtaining new contracts with major hotel chains.

     The Denver Nuggets and Colorado Avalanche compete not only with other major league sports, which are quite competitive among the leagues (i.e., the NBA, the NHL, the National Football League, and Major League Baseball), but also with minor league sports, college athletics and other sports entertainment. Beacon has numerous competitors in the motion picture and television industry, many of whom have significantly greater financial and other resources than the corporation for the development and production of motion pictures and television programming.

                                INVESTMENTS

     The corporation's investments are discussed at Note 7 to the financial statements.

Item 2.  Properties

COMSAT Properties

     At year end 1995, the headquarters of the corporation and the headquarters of the International Communications, Mobile Communications and Entertainment segments were located in a building in Bethesda, Maryland, which the corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. The corporation has entered into a 15- year lease with the partnership for the new building (see Note 9 to the financial statements). In 1995, the corporation relocated the headquarters for the Mobile Communications segment from Clarksburg, Maryland to Bethesda, Maryland. In 1995, Ascent's headquarters were located in Bethesda, Maryland in space leased from the corporation. Ascent relocated its headquarters to Denver, Colorado in 1996.

     The corporation owns buildings and land at Clarksburg, Maryland that serve as the headquarters of COMSAT Laboratories, as well as offices for certain operations of CRSI and CMC. The corporation also owns two manufacturing facilities in Dulles, Virginia, one of which serves as the headquarters of CRSI, and land located nearby that is used as an antenna test range by CRSI. Further, the corporation owns or leases 14 other properties in the United States and leases two properties in England and a sales office in the United Arab Emirates for the operations of CRSI's business units.

     COMSAT General owns 86.3% of the MARISAT Joint Venture, which operates three satellites launched in 1976 -- the capacity of which is leased to Inmarsat, the U.S. Navy and the U.K. Navy. COMSAT General also owns the SBS-2 satellite launched in 1981, which is primarily leased to NBC, and the COMSTAR D-4 satellite launched in 1981, which is used by CMC and is scheduled to be decommissioned in 1996.

     The corporation leases earth stations in Turkey and Malaysia, and owns earth stations at Santa Paula, California and Southbury, Connecticut that are used by CMC to provide mobile communications services. The California and Connecticut earth stations are also used by CRSI to provide communications services and TT&C services. The corporation owns earth stations at Clarksburg, Maryland and Paumalu, Hawaii that are used by CWS to provide TT&C services to INTELSAT.

     The corporation's properties are suitable and adequate for the corporation's business operations.

INTELSAT Satellites

     The corporation's property accounts include CWS's pro-rata share of INTELSAT satellites. The INTELSAT satellites currently used and under construction are described below.

     The INTELSAT V series consists of six satellites constructed by Space Systems/Loral (formerly Ford Aerospace and Communications Company) having an average capacity of at least 15,000 voice-grade bearer circuits or 51 television channels. The INTELSAT V-A series consists of five satellites constructed by Space Systems/Loral having an average capacity of at least 16,000 bearer circuits or 57 television channels.

     The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, a subsidiary of General Motors Corporation, having an average capacity of at least 24,000 bearer circuits or 87 television channels.

     The INTELSAT-K satellite, constructed by General Electric Technical Services Company, Inc., a subsidiary of General Electric Company, which was launched in 1992, has an average capacity of 7,000 bearer circuits or 32 television channels.

     The INTELSAT VII series consists of six satellites constructed or being constructed by Space Systems/Loral. These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels. To date, five INTELSAT VII satellites have been launched, in October 1993, June 1994, October 1994, January 1995 and March 1995.

     The INTELSAT VII-A series, also being constructed by Space Systems/Loral, consists of three satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels. The first INTELSAT VII-A satellite was successfully launched in May 1995; the launch of the second VII-A, in February 1996, was a failure (see Note 4 to the financial statements); and the third VII-A was successfully launched in March 1996.

     The INTELSAT VIII series consists of four satellites that are being constructed by Lockheed Martin Astro Space, a division of the Lockheed Martin Corporation. These satellites will have an average capacity of 21,000 bearer circuits or 76 television channels. The first INTELSAT VIII satellite is expected to be launched in 1996.

     COMSAT has applied to the FCC for authorization to participate in the procurement of two INTELSAT VIII-A spacecraft. These satellites, which are being constructed by Lockheed Martin Astro Space, will have an average capacity of at least 11,600 bearer circuits, or 38 television channels, and are expected to be launched in 1997.

     The corporation has purchased insurance to cover the launch phase of the INTELSAT VII, VII-A, VIII and VIII-A satellites. Total loss in-orbit insurance for the first five INTELSAT VII satellites has been purchased for 360 days with a one satellite loss deductible. Total loss in-orbit insurance for the remaining INTELSAT VII, VII-A, VIII and VIII-A satellites has been purchased for 365 days with a one satellite loss deductible.

Inmarsat Satellites

     The corporation's property accounts include CMC's pro-rata share of Inmarsat satellites. The Inmarsat satellites currently used and under construction are described below.

     The first-generation Inmarsat satellite system, which is now used primarily for backup capacity, leases, and specialized services, consists of satellite capacity leased from INTELSAT, the European Space Agency and the MARISAT Joint Venture through year-end 1996 with various early termination and extension options.

     The second-generation Inmarsat satellite system, known as the Inmarsat-2 series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation.

     The third-generation Inmarsat satellite system, known as the Inmarsat-3 series, consists of five satellites which are being constructed by Lockheed Martin Astro Space. These satellites will use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. The Inmarsat-3s will have more than 20 times the capacity of the largest satellites in the first-generation Inmarsat system and will be about eight times more powerful than the Inmarsat-2 series. Inmarsat has purchased an insurance policy for launch failures with a one-loss deductible and 365 day in-orbit coverage. In the event of a first loss, Inmarsat will use the insurance proceeds to fully fund the insurance of the remaining launches and 365 day coverage. The first Inmarsat-3 satellite is scheduled to be launched in April 1996. A financing arrangement with respect to the Inmarsat-2 and -3 satellites is discussed in Note 8 to the financial statements.

     In October 1995, COMSAT filed applications for authority to: (i) participate in the launch of the Inmarsat-3 (F-1) satellite, which is currently scheduled for April 1996; (ii) modify its U.S. Inmarsat earth stations to operate via the Inmarsat-3 satellites; and (iii) provide service using those satellites. The FCC has approved the launch application but has not acted on the other applications (see Note 11 to the financial statements).

Entertainment Properties

     Ascent leased its principal offices from COMSAT in 1995 under a short-term lease. Ascent relocated its principal offices to Denver, Colorado in 1996. Ascent leases facilities in Denver, Colorado and Bethesda, Maryland, facilities for OCV in Santa Clara, California, facilities for Beacon in Los Angeles, California, and facilities for ANS in Palm Bay, Florida.

     The Nuggets and the Avalanche currently play their home games in Denver's McNichols Arena, an indoor sports arena located in downtown Denver that has a seating capacity of approximately 17,000 for basketball games and approximately 16,000 for hockey games. McNichols Arena is owned by the City and County of Denver (the "City") and is made available to the Nuggets under a lease agreement which extends until the conclusion of the 2007-2008 season. McNichols Arena is made available to the Avalanche under a lease agreement which extends until the conclusion of the 1996-1997 season, subject to renewals for two one-year terms. Pursuant to an amendment to the Nuggets lease agreement, the term of the Nuggets' lease will decrease by one year for each of the first two years that the Avalanche play in McNichols Arena.

     The Nuggets' and the Avalanche's leases with the City require the teams to pay rent to the City for use of McNichols Arena equal to a percentage of the teams' net income from ticket sales, subject to certain minimum annual payments. The City is generally responsible for maintaining McNichols Arena and providing administrative personnel such as ushers, electricians, janitors, technicians and engineers. The Nuggets and the Avalanche are responsible for providing ticket takers, police and security personnel, announcers, timers, scorers and statisticians. The Nuggets and the Avalanche also share in revenue from food and beverage concessions and parking rights at McNichols Arena.

     Ascent is currently developing and reviewing several options for a privately financed arena for the Nuggets, the Avalanche and other entertainment events, including, among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook." Under current plans, the proposed arena would seat approximately 19,000 for Nuggets games, approximately 18,000 for Avalanche games and approximately 20,000 for concerts and other events and would have approximately 84 luxury suites and 1,500 luxury seats. Ascent anticipates that financing for the arena may be raised through a partnership with other regional investors and will likely include corporate sponsorship. The Company estimates that the cost of a new arena would be approximately $150 million.

Item 3.  Legal Proceedings

     Neither COMSAT nor any of its subsidiaries is a party to, and none of their property is the subject of, material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities, except for the matters described in Notes 10 and 11 to the financial statements and as discussed below.

     In 1995, the corporation entered into a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation rescinded this agreement. The corporation has commenced a lawsuit against News Corporation and other parties to recover damages arising out of News Corporation's breach of obligation to COMSAT.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of The Registrant
                                                                  Age as of
         Name                     Officer                      March 31, 1996
         ----                     -------                      --------------
Bruce L. Crockett....President and Chief Executive Officer           52
Betty C. Alewine.....President, COMSAT International                 47
                       Communications
Steven F. Bell.......Vice President, Human Resources and             46
                       Organization Development
James M. Carroll.....Vice President, Government Relations            33
Janet L. Dewar.......Vice President, Corporate Affairs               46
John V. Evans........President, COMSAT Laboratories                  62
Allen E. Flower......Vice President, Chief Financial Officer         52
                       and Acting Treasurer
Alan G. Korobov......Controller                                      47
Charles Lyons........President, Ascent Entertainment Group, Inc.     41
Ronald J. Mario......Senior Vice President, Business Development     52
Richard E. Thomas... President, COMSAT RSI, Inc.                     69
Warren Y. Zeger..... Vice President,  General Counsel and            49
                       Secretary

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

     The following is a brief account of each executive officer's experience for the past five years:

     Mr. Crockett has been President and Chief Executive Officer and a director of COMSAT since February 1992. He was President and Chief Operating Officer of the corporation from April 1991 to February 1992. He has been an employee of the corporation since 1980 and has held various operational and financial positions. He also is a director of Ascent, ACE Limited and Augat, Inc. and a director or trustee of funds of AIM Management Group, Inc. He also is a member of the Board of Trustees of the University of Rochester.

     Ms. Alewine has been President, COMSAT International Communications since January 1995, and was President, CWS, from May 1991 to May 1994. She was Vice President and General Manager, INTELSAT Satellite Services from January 1989 to May 1991.

     Mr. Bell has been Vice President, Human Resources and Organization Development since October 1993. Prior to joining the corporation, he was with American Express Worldwide Technologies, serving as Vice President of Human Resources from September 1992 to September

1993; and with US Sprint, serving as Regional Director of Human Resources from October 1987 to August 1992.

     Mr. Carroll has been Vice President, Government Relations since November 1995. He served as Director of Government Relations from 1993 to 1995. He joined COMSAT in 1990 as manager of government relations after serving as legislative assistant to U.S. Senator Warren B. Rudman.

     Ms. Dewar has been Vice President, Corporate Affairs since November 1995. She joined the corporation in 1991 in marketing communications at CWS and became Director, Marketing Communications in 1992. She previously worked at Mobil Oil Corporation in international public affairs and strategic planning.

     Dr. Evans has been President, COMSAT Laboratories since September 1991. He was Vice President and Director, COMSAT Laboratories from October 1983 to September 1991.

     Mr. Flower has been Vice President, Chief Financial Officer and Acting Treasurer since November 1995. He was Controller and Acting Chief Financial Officer from April 1995 through November 1995, Controller from June 1992 to May 1995 and Vice President, Finance and Administration, CVE from May 1990 to June 1992.

     Mr. Korobov has been Controller since November 1995. He was Vice President, Finance for CMC from January 1993 to September 1995; Vice President, Finance for CVE from June 1992 to January 1993; and the Controller for CVE from March 1992 to June 1992. He was the Financial Controller for Inmarsat, based in London, from April 1990 to March 1992.

     Mr. Lyons has been President, Chief Executive Officer and a director of Ascent since October 1995, and prior to that was President and a director of Ascent's predecessors since February 1992. He was Vice President and General Manager of COMSAT Video Enterprises, Inc. (CVE) from October 1990 to February 1992.

     Mr. Mario has been Senior Vice President, Business Development since July 1995. He was President, CMC from May 1991 to July 1995 and Vice President and General Manager, CMC from April 1988 to May 1991.

     Mr. Thomas has been President, COMSAT RSI, Inc. since June 1994. Prior to the merger of Radiation Systems, Inc. (RSi), a communications and radar systems manufacturing company, with COMSAT, he was with RSi since 1965, serving as President, Chairman of the Board, and Chief Executive Officer from June 1978 to June 1994.

     Mr. Zeger has been Vice President, General Counsel and Secretary since August 1994. He was Vice President and General Counsel from March 1992 to August 1994. He was Acting General Counsel from September 1991 to March 1992 and Associate General Counsel of the corporation and Vice President, Law, World Systems Division from February 1988 to September 1991.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

     As of December 31, 1995, there were 47,754,557 shares of common stock, without par value, of the corporation (COMSAT Common Stock) outstanding:
47,733,733 were Series I shares, held by approximately 37,000 holders of record other than communications common carriers; and 20,824 were Series II shares, held by 35 common carriers.

     The principal market for COMSAT Common Stock is the New York Stock Exchange, where it is traded under the symbol "CQ." COMSAT Common Stock is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange in the United States and on the Basel, Geneva and Zurich Stock Exchanges in Switzerland.

     The corporation's Transfer Agent, Registrar and Dividend Disbursing Agent is The Bank of New York, 101 Barclay Street, New York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT Common Stock for the last two years are as follows:

                                                      COMSAT
                                                   Common Stock
                                    ------------------------------------------
Calendar Year 1995                  High               Low            Dividend
- ------------------                  ----               ---            --------
         First Quarter              21 5/8            17 5/8            .195
         Second Quarter             21                18 1/4            .195
         Third Quarter              24 5/8            19 1/2            .195
         Fourth Quarter             22 5/8            18 1/4            .195

Calendar Year 1994
         First Quarter              30                24 7/8            .185
         Second Quarter             26 1/2            20 1/2            .185
         Third Quarter              26 1/2            23                .195
         Fourth Quarter             25 5/8            17 1/2            .195

Item 6: Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years.


                                            FIVE YEAR FINANCIAL SUMMARY


In thousands, except per
share information                               1995            1994            1993            1992            1991
- ---------------------------------------------------------------------------------------------------------------------
Summary of Operations
Revenues                                $    852,057    $    826,899    $    754,285    $    688,093    $    651,211
Operating expenses                           756,422         676,648         602,705         583,111         508,499
Operating income                              95,635         150,251         151,580         104,982         142,712

Income from continuing operations
     before cumulative effect of
     changes in accounting principles         37,817          77,642          82,469          53,292          81,014
Cumulative effect of changes in
     accounting principles                         -               -           1,925               -         (26,607)
Net income                                    37,817          77,642          84,394          53,292          54,407

Dividends paid                                36,874          33,547          30,410          27,837          25,867
Primary earnings per share                      0.79            1.64            1.79            1.16            1.22
Dividends paid per share                        0.78            0.76            0.74            0.70            0.67

Balance Sheet Data
Total assets                               2,314,266       1,975,992       1,773,513       1,654,985       1,469,516
Long-term debt                               664,601         515,542         410,550         496,804         391,308
Stockholders' equity                         839,433         826,916         763,440         702,292         657,783


Notes
- -----
As discussed in Note 6 to the financial statements, the corporation consummated its merger with Radiation Systems, Inc. (RSi) in June 1994. The merger has been treated as a pooling of interests for accounting purposes. Accordingly, information for all periods prior to the merger has been restated to include RSi.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           ANALYSIS OF OPERATIONS

Consolidated Operations

     Consolidated revenues for 1995 were a record $852 million, an increase of $25 million over the previous year. Revenues increased in the International Communications and Entertainment segments, while declining in the Mobile Communications and Technology Services segments. The largest improvement was in the Entertainment segment, where On Command Video continued to have substantial growth in its hotel room base. Within International Communications, International Ventures revenues almost doubled, in large part because of significant growth in its Latin American ventures.

     Consolidated revenues in 1994 increased $73 million over 1993 with revenue increases in all business segments. The largest improvements were in the Entertainment and International Communications segments. Substantial growth in system installations at On Command Video and improvements from the Denver Nuggets were responsible for the favorable increase in Entertainment segment revenues. Revenues increased more than threefold in International Ventures over 1993.

     Operating income in 1995 was $96 million, a decline of $55 million from 1994. During 1995 the corporation took actions to restructure elements of all of its business segments, and recorded a $20 million restructuring provision (see Note 16 to the financial statements). Exclusive of the 1995 restructuring charge and the Radiation Systems, Inc. (RSi) merger and integration costs recorded in 1994, operating income was $116 million, or $42 million below 1994. All business segments reported lower operating income in 1995, as compared to 1994, except Mobile Communications, where operating income was unchanged from the prior year.

     Operating income for 1994 was $1 million lower than in 1993. Improved performances from the Entertainment and Technology Services segments were offset by non-recurring merger and integration costs of $7 million associated with the acquisition of RSi in June 1994. The merger was accounted for as a pooling of interests. Accordingly, the 1993 financial statements were restated to include RSi (see Note 6 to the financial statements).

     Other income (expense) decreased in 1995 by $5 million from 1994 levels. The corporation, through a subsidiary, issued $200 million of Monthly Income Preferred Securities (MIPS) in July 1995 (see Note 9 to the financial statements). Dividends on these securities of $7 million were the primary cause of the increased expense in 1995. Other income (expense) declined by $7 million in 1994 from 1993 because of proceeds of corporate-owned life insurance policies received in 1993 which did not recur in 1994 and because of lower equity profits associated with unconsolidated businesses.

     Interest costs increased by $11 million in 1995 as compared to 1994 and by $3 million for 1994 over 1993 as a result of increases in both interest rates and borrowings. Interest capitalized, primarily on satellite construction projects, declined in 1995 by $3 million compared to 1994 due to the completion of several INTELSAT satellites, and increased slightly from 1993 to 1994 as levels of property under construction grew during that period.

     The corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 109 in 1993. This standard requires that deferred tax assets and liabilities be adjusted to reflect current tax rates. The cumulative effect of adopting this standard was to increase income by $2 million in 1993. In addition, the corporation recorded a charge to income tax expense of $3 million in 1993 under the new standard to reflect the impact on the prior year's deferred tax accounts of the change in the Federal income tax rate to 35% from 34%.

     The initial public offering of common stock of Ascent Entertainment Group, Inc. (Ascent) was completed in December 1995. As a result of the offering, the corporation now owns 80.67% of Ascent's common stock. The corporation recognized a $19 million pre-tax gain as a result of the public offering (see Note 5 to the financial statements).

     Net income was $38 million in 1995, a reduction of $40 million from the prior year. Earnings per share for 1995 were $0.79, down $0.85 from 1994.

     Income for 1995 was $50 million, or $1.04 per share excluding the gain on the initial public offering of Ascent, the provision for restructuring and certain non-recurring items. These non-recurring items include one-time charges primarily related to the restructuring.

     For 1994, net income was $78 million or $7 million lower than in 1993. Earnings per share were $1.64, or $0.15 lower than in the previous year. Merger and integration costs reduced income in 1994 by $6 million, net of taxes, or $0.13 per share. Excluding these costs, income was $84 million or $1.77 per share in 1994, versus $82 million or $1.75 per share in 1993 before the cumulative effect of the accounting change.

Segment Operating Results

In millions                                                              1995            1994            1993
- -------------------------------------------------------------------------------------------------------------
Revenues
      International Communications                             $        292.4  $        271.1  $        249.9
      Mobile Communications                                             180.4           193.5           190.0
      Technology Services                                               205.9           219.1           202.2
      Entertainment                                                     191.5           156.9           121.8
      Eliminations and other                                            (18.1)          (13.7)           (9.6)
                                                               --------------  --------------  --------------
           Total revenues                                      $        852.1  $        826.9  $        754.3
                                                               ==============  ==============  ==============

Operating income (loss)
      International Communications                             $         87.9  $         96.6  $         97.3
      Mobile Communications                                              53.5            53.5            53.8
      Technology Services                                                14.0            21.4            18.3
      Entertainment                                                     (15.4)           13.6             9.6
                                                               --------------  --------------  --------------
           Total segment operating income                               140.0           185.1           179.0
      Merger and integration costs                                          -            (7.4)              -
      Provision for restructuring                                       (20.1)              -               -
      Other corporate                                                   (24.3)          (27.4)          (27.4)
                                                               --------------  --------------  --------------
           Total operating income                              $         95.6  $        150.3  $        151.6
                                                               ==============  ==============  ==============

International Communications

     International Communications includes COMSAT International Ventures
(CIV) and the FCC-regulated and non-regulated businesses of COMSAT World Systems (CWS). CWS provides international voice, data, video and audio communications as the statutory-designated U.S. participant in the global INTELSAT satellite system. CIV invests in and operates telecommunications businesses internationally.

     CWS's 1995 revenues increased 1% from 1994. Revenues from expanded service offerings such as VSAT leases, digital audio and wide-band mobile increased by 55%. These increases were partially offset by reduced revenues from voice circuits, which declined 6% due to rate reductions and the anticipated conversion of analog circuits to more efficient digital service. The rate reductions relate to agreements with AT&T, MCI and Sprint, CWS's three largest international carrier customers. CWS's share of revenues from the INTELSAT system also declined with the 1% reduction in the corporation's ownership share in 1995.

     CWS's revenues in 1994 increased 3% over 1993, driven by a 29% increase in video services and a doubling of expanded service offerings such as VSAT leases, digital audio and wide-band mobile. These increases were partly offset by reduced revenues from voice circuits which declined 7% for the reasons indicated above.

     CWS's 1995 operating income increased 8% from 1994. The increase was due to decreased operating expenses within the division and CWS's lower share of INTELSAT's costs. These savings were partially offset by increased depreciation expense from the launch of three INTELSAT VII satellites in 1995.

     CWS's 1994 operating income declined 3% from 1993. The decrease was the result of increased operating expenses, primarily depreciation, which increased as a result of the launch of three new satellites that went into service in late 1993 and 1994.

     CIV has 13 business ventures providing telecommunication services in Latin America, Asia and Europe. CIV owns a controlling interest in 10 of these ventures. In 1995, revenues grew to $38 million due to growth in Latin American ventures and the consolidation of the results of Belcom, CIV's Russian venture, for a full year. In 1994, CIV revenues grew more than threefold over 1993 to $19 million.

     In 1995, CIV experienced an operating loss of $21 million, primarily due to operating problems in Belcom. Despite these operational problems, CIV's total backlog of revenue under contract grew from roughly $50 million at the end of 1994 to over $100 million by the end of 1995. In 1994, CIV incurred an operating loss of $5 million, which was $1 million better than 1993.

Mobile Communications

     This segment consists of COMSAT Mobile Communications (CMC), which provides maritime, aeronautical and land mobile communications services as the statutory-designated U.S. participant in the Inmarsat satellite system.

     Revenues in 1995 declined 7% from the prior year due to rate reductions and the migration of traffic to less expensive, more efficient digital services such as Standard-M. However, CMC's telephone traffic minutes increased 2% in 1995 as the lower-cost digital Standard-M service dominated new terminal commissionings during the year. The number of Standard-M digital terminals in the marketplace doubled, totaling 7,900 by the end of the year.

     Telephone revenues declined 11% from 1994 due to lower average rates. Telex revenues also declined 11% from 1994. However, this decline was partially offset by revenue growth of almost 40% in Standard-C services, which operate in smaller and less expensive digital terminals.

     Revenues from service contracts with IDB Mobile Communications, Inc.
(IDB) and American Mobile Satellite Corporation (AMSC) increased 3% over 1994 due principally to additional capacity requirements. A contract under which CMC provided Inmarsat with satellite control services terminated at the end of 1994.

     CMC's operating income for 1995 was unchanged from 1994. Lower revenues were offset by a reduction in operating expenses and an increase in CMC's share of Inmarsat's operating results. The decline in operating expenses was due in part to lower CMC operating costs and the reversal of Inmarsat-related costs which were over-accrued in 1994.

     Revenue increases of 2% in 1994 over 1993 occurred across a broad range of services. Operating expenses increased by 1%, largely attributable to higher depreciation on earth station upgrades. Operating income was flat in 1994 compared to 1993.

Technology Services

     The Technology Services segment includes COMSAT Laboratories and COMSAT RSI (CRSI), which designs, manufactures and integrates a range of turnkey systems, subsystems and components for advanced microwave, cellular, personal communication services and networks (PCS/PCN), wireless local loop communication networks, satellite communication, radar and other services. In addition, this segment provides operations and maintenance, satellite construction monitoring and applied research services.

     Revenues for this segment declined in 1995 by $13 million from the prior year. The decrease was caused by the completion in 1994 of several large international and U.S. Government contracts which were not replaced in 1995. Offsetting the decline, in part, were increases in revenues from satellite services for classified government customers, earth station component sales and the acquisitions of three companies - Intelesys, Plexsys and Jefa - that are involved in the manufacture, integration and installation of various wireless components and systems. In addition, the revenue decline was in part the result of a $5 million insurance settlement recorded in 1994 at CRSI, as well as downsizing of one of the Laboratories' divisions.

     Revenues in 1994 increased by $17 million over 1993. Improvements came primarily from continued work on the VSAT rural telephony program in Guatemala and the television and radio distribution network in Cote d'Ivoire (Ivory Coast), as well as from new projects to install cellular antennas in Argentina and to provide digital upgrades to telephony equipment at a number of earth stations internationally. Revenues were lower at COMSAT Laboratories primarily due to the sale of a microwave electronics group in 1993.

     Operating income in 1995 declined $7 million from 1994. The decline was primarily due to the lower revenues as well as new product development costs associated with VSAT and cellular products. Operating profit in 1994 improved slightly as compared to the prior year, as a result of higher revenues and insurance income, offset in part by the costs associated with the cancellation of a large infrastructure project in Kuwait.

Entertainment

     The Entertainment segment is comprised of Ascent Entertainment Group, Inc. (Ascent). As discussed in Note 5 to the financial statements, the initial public offering of Ascent was completed in December 1995 and COMSAT Corporation now owns 80.67% of Ascent.

     Ascent, through On Command Video Corporation (OCV) and Ascent Network Services, Inc. (ANS), formerly COMSAT Video Enterprises, Inc., provides video distribution and on- demand video entertainment services to the hospitality industry and video distribution services for the National Broadcasting Company (NBC). This segment also includes the Denver Nuggets National Basketball Association (NBA) franchise, the Colorado Avalanche National Hockey League (NHL) franchise and Beacon Communications Corp. (Beacon), a producer of theatrical films and television programming.

     In the third quarter of 1995, ANS contributed substantially all of its pay-per-view video systems in hotels and related assets to OCV for OCV common stock. This transaction raised Ascent's ownership of OCV to approximately 85%. OCV now owns and manages all of Ascent's hotel video systems. Certain Satellite Cinema hotel properties are being converted to services provided by OCV and Ascent has terminated or sold Satellite Cinema operations at the remaining hotel properties.

     In July 1995, Ascent acquired the Quebec Nordiques NHL franchise and related player contracts. After the acquisition, Ascent relocated the team to Denver, Colorado for the 1995- 1996 season, and the franchise is now known as the Colorado Avalanche (see Note 7 to the financial statements). In December 1994, ANS purchased substantially all of the assets of Beacon (see Note 7 to the financial statements).

     Ascent's revenues increased in 1995 by $35 million over the previous year. This increase in revenues was the result of a significant growth in the OCV installed room base, the inclusion of the Colorado Avalanche revenues for the last half of 1995 and Beacon revenues for the full year, and NBA expansion revenues. Offsetting these increases were lower revenues from the NBC contract, which entered an option phase in 1995.

     Revenues increased in 1994 from 1993 by $35 million. The increase was caused by OCV room growth in newly contracted hotels, the conversion of existing ANS rooms to the OCV system, and improved results by the Denver Nuggets following their playoff participation and higher paid attendance and sponsor revenues.

     Ascent incurred a $15 million operating loss in 1995 as compared to operating income of $14 million in 1994. The decline was a result of lower revenues from the NBC contract, losses from the Colorado Avalanche for the last half of 1995 and full-year costs for Beacon. Additionally, the 1995 results include one-time charges recorded in connection with the Ascent public offering. These losses were partially offset by receipt of NBA expansion fees and improvement in OCV operations.

     Operating income in 1994 grew 42% over 1993. Gains in operating results from the Denver Nuggets led to the improved performance. Results from video programming and distribution were unchanged from 1993.

Outlook

     Many of the statements that follow are forward-looking and relate to anticipated future operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the corporation has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results.

     The corporation continues to promote efforts to restructure INTELSAT and Inmarsat as privatized commercial enterprises to enhance prospects that services offered on the INTELSAT and Inmarsat systems remain competitive in tomorrow's marketplace. In the corporation's view, the rapid evolution of telecommunications technology and increased competition have made privatization necessary so that these treaty-based organizations can become more cost-effective and responsive to customer needs. The corporation, as a minority shareholder and the U.S. signatory to both organizations, lacks the ability to independently effect a restructuring of either organization. The success of the corporation's privatization efforts will depend on the corporation's ability to achieve a consensus among other signatories and participating member governments.

     The corporation announced in February 1996 that it had reached agreement with the U.S. Government concerning a joint proposal that would transfer approximately 50% of INTELSAT's assets, including satellites, to a new commercial affiliate. The existing intergovernmental organization would continue to provide basic public network services. The proposal also contemplates that a majority of the affiliate's stock would be sold to external investors. The corporation's objective is to build a consensus on the proposal that can be considered for adoption at the next INTELSAT Assembly of Parties to be held in 1997. A vote of two-thirds of the 137 governments that are members of the INTELSAT consortium is necessary for approval.

     In early 1996, the corporation retained an investment banker to assess strategic alternatives for enhancing shareholder value and to analyze the capital needs of its businesses for continued expansion. As part of that effort, the corporation is examining a number of options with a view toward enhancing the ability of its various businesses to continue to accelerate their strategic investment programs, while permitting COMSAT as a parent organization to reduce debt, strengthen its balance sheet and improve liquidity.

     Interest costs are expected to significantly increase in 1996 due to increased borrowings primarily for capital expenditures, including investments in ICO (see Note 10 to the financial statements). The corporation anticipates that the amount of interest capitalized will decrease significantly as several INTELSAT and Inmarsat satellites are expected to be placed in service during 1996.

     COMSAT World Systems and INTELSAT are faced with increased competition for the provision of satellite services from new and existing satellites launched by separate systems such as Pan American Satellite (PanAmSat) and Orion Network Systems, Inc. In late 1993, the Federal Communications Commission (FCC) substantially eliminated prior restrictions on access of separate system satellite operators to the public switched telephone network. This action, along with the FCC's stated goal of eliminating all restrictions on separate satellite systems by 1997, will increase competition.

     Over the next few years, continuing increases in satellite competition and the expected doubling of fiber optic cable capacity available in the marketplace will put increased pressure on service revenues and operating margins and could result in loss of market share. In addition, under CWS's long-term service contracts, carrier customers may cancel certain circuits upon paying a termination charge.

     In 1995, the corporation signed a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation rescinded this agreement. The corporation has commenced a lawsuit against News Corporation and other parties to recover damages arising out of News Corporation's breach of obligation to COMSAT.

     The corporation believes that CWS continues to be well-positioned with long-term agreements with major international carriers to provide cost-competitive services for bulk usage beyond the year 2000. In addition, CWS expects continued growth in several emerging markets, particularly in international television distribution, where new opportunities are being created in the marketplace. Opportunities are also expanding for international VSAT services.

     In addition to the seven satellites currently on order, INTELSAT has signed a lease for capacity aboard the INSAT-2E satellite in the Asia-Pacific region, planned for launch in 1997. INTELSAT launched three satellites in 1995 and plans five launches for 1996. In February 1996, there was a launch failure of the INTELSAT 708 satellite aboard a China Long March vehicle. The corporation's investment in the satellite, including capitalized interest, was fully insured against the loss. Receipt of the insurance proceeds will reduce the corporation's rate base for jurisdictional rate-making purposes, resulting in a potential reduction of earnings capacity. The new INTELSAT VII and INTELSAT VIII series satellites will offer higher-power capabilities.

     COMSAT International Ventures plans to continue to make further investments in its current international businesses and may form new ventures in selected markets. CIV plans to target those markets where the telecommunications environment is liberalizing and where CIV's core strengths can be used to capture an early position in rapidly growing markets.

     In 1995, CIV experienced difficulties in the operations of two ventures, Belcom (Russia) and Philcom (Philippines). CIV expects improved performance in both of these ventures during 1996. It is expected that profits from existing ventures in 1996 will likely be offset by CIV's expansion in newer ventures, which typically yield losses in their formative stages. Those losses, coupled with CIV's overhead and management costs, are expected to result in continued losses for CIV as a whole.

     COMSAT Mobile Communications plans to continue to expand its service offerings and value-added products to meet anticipated growth in customers' needs. The increasing number of digital terminals with improved operating efficiency and reduced service charges are expected to continue to provide traffic growth in land mobile, small commercial and pleasure boat, and business traveler markets. CMC expects to continue to face increasing competition from existing Inmarsat service providers, other wireless communications services including C- Band, and other potential market entrants such as AT&T, which recently obtained FCC approval to resell ship-to-shore service. As a result, expected increases in revenues due to traffic growth would be partially offset by a reduction in service charges caused by competitive pressures and lower-priced digital versus analog telephone service charges.

     The service contract with AMSC expired at the end of 1995 as AMSC began using its own satellite. The IDB contract was extended during 1995 to provide service through September 1999.

     CMC plans to build on its established position of leadership in mobile satellite communications as it evolves toward handheld satellite service. The first generation of personal satellite communications will be a six-pound, laptop computer-sized satellite terminal named Planet 1TM. CMC announced this product in January 1996 with expected service commencement in 1996 utilizing the Inmarsat-3 satellites which are scheduled to begin launching in April 1996. This product is expected to address the demand for global personal communications ahead of the availability of handheld satellite systems.

     A major part of the corporation's international telecommunications strategy is the investment of approximately $150 million in ICO (see Note 10 to the financial statements). This newly created company was formed outside the Inmarsat organization to allow a more commercial and market-driven focus on the development of handheld satellite service. ICO's intermediate circular orbit satellite system will have 12 satellites and is scheduled to become operational by the year 2000. ICO users are expected to communicate worldwide using handheld units similar to cellular phones. The units are expected to cost less than $1,000 and will operate through both satellite and cellular links.

     As with any new product, there are a number of factors that may affect the corporation's ability to offer Planet 1SM and ICO services on a profitable basis. Such factors include the ability to meet commercial deployment schedules, the level of consumer acceptance and demand, the quality and pricing of competitive services, and the performance of ground and space systems and customer terminals. In order to offer Planet 1SM and ICO services, the corporation must obtain certain regulatory approvals (see Notes 10 and 11 to the financial statements). In addition, ICO must receive the funding required to complete its satellite system.

     COMSAT RSI has been successful in winning new contracts in 1995 totaling $254 million, including two programs of strategic significance. The first is the Commercial Satellite Communications Initiative (CSCI) contract from the U. S. Department of Defense to provide domestic and international satellite capacity and associated equipment and network management services over a 10-year period. The second is the Asia Cellular Satellite System (ACeS) contract from Lockheed Martin to provide equipment and services for this regional mobile satellite system.

     CRSI's backlog rose to $212 million at the end of 1995 as compared to $152 million at the end of 1994. Of the December 31, 1995 backlog, approximately $140 million is expected to be recognized as sales in 1996 and approximately $57 million is unfunded. Included in this order backlog is approximately $114 million of U.S. Government contracts. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, CRSI would have a claim for reimbursement of costs incurred and a reasonable allowance for profit thereon.

     The corporation believes that CRSI's acquisition of three companies in 1995 has positioned CRSI for future growth in the VSAT, cellular and PCS markets. Earnings growth at CRSI, however, will continue to depend upon CRSI's ability to contain costs and complete projects with favorable margins.

     Ascent is expected to continue to derive a majority of its revenues from the hospitality industry video distribution business. Revenue and income growth are expected from the continued installation of OCV systems for new customers.

     Contracted revenues for video distribution services provided to NBC entered an option phase in 1995 which resulted in lower revenues and operating income. It is expected that revenues and operating income will remain at such levels until the end of the contract in 1999.

     The financial performance of the Denver Nuggets and the Colorado Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitations of the facilities available at McNichols Arena where both teams currently play, Ascent believes that projected increases from facilities-based revenues will not keep pace with increases in players' salaries, which could result in operating losses for as long as they play in McNichols Arena. Ascent plans to construct a new arena and entertainment complex which is expe ted to result in improved operating results for both teams. It is estimated that the arena will cost approximately $150 million.

     In March 1996, Ascent entered into an agreement with The Anschutz Corporation (TAC), with which Ascent had been jointly developing the proposed arena project, to purchase TAC's interests and assets related to the project for $11.6 million. As part of the agreement, TAC agreed to use reasonable efforts to facilitate the development of the proposed arena. In connection with this agreement, Ascent also purchased TAC's limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which owns an amusement park in downtown Denver, for $4.1 million. The purchase of TAC's interest in Elitch Gardens increased Ascent's interest from 13% to 26%. Additionally, in March 1996, Ascent entered into an agreement with Southern Pacific Transportation Company to purchase land in downtown Denver for $20 million for the proposed arena site. The land purchase agreement is subject to several conditions including obtaining reasonable financing and the release of the teams from their current lease at McNichols Arena.

     Beacon is to begin production on two to three feature films during 1996, one of which may be released in the second half of 1996. There is a significant degree of unpredictability and risk associated with theatrical films.

                         ANALYSIS OF BALANCE SHEETS

Consolidated Balance Sheets

     Assets. The corporation ended 1995 with $2,314 million of assets, a 17% increase over 1994.

     International Communications assets excluding unconsolidated investments increased $65 million during 1995 to end the year at $950 million. Of the total increase, International Ventures invested $41 million in new communications property and equipment. These additions are needed to meet specific customer requirements for technically advanced applications in developing countries. The corporation expects to expend up to an additional $50 million in 1996 to meet anticipated customer demand in existing ventures and may invest additional amounts if warranted by new opportunities.

     CWS's assets increased slightly during 1995. Additions to property and equipment of $138 million, which were principally related to CWS's share of INTELSAT's satellite programs for the VII, VII-A and VIII series of satellites, were offset by a 1% decrease in ownership of INTELSAT, plus higher accumulated depreciation.

     Assets in Mobile Communications decreased slightly during 1995, ending the year at $419 million. Property and equipment additions of $40 million primarily relate to Inmarsat's third-generation satellites currently under construction and CMC's increased ownership of Inmarsat. Offsetting this increase was a decline in accounts receivable because of lower sales and an increase in accumulated depreciation. The Inmarsat-3 satellite launch program is scheduled to begin in early 1996. These satellites will provide increased global capacity to meet anticipated growing demand for services, which includes the commencement of Planet 1SM service.

     Total assets for Technology Services increased in 1995 by $30 million. This change was the result of an increase in accounts receivable, because of stronger sales in the fourth quarter, and an increase in assets because of CRSI's acquisitions of Intelesys, Plexsys and Jefa.

     Entertainment assets at year end were $484 million, an increase of $115 million over 1994. Property and equipment additions of $85 million were primarily related to installations of OCV's on-demand video entertainment systems for new hotel customers. At December 31, 1995, OCV had a backlog of 113,000 rooms and expects to continue to make additional investments in these systems during 1996. Additionally, the increase in assets reflects the acquisition of the Colorado Avalanche (see Note 7 to the financial statements).

     Corporate and other assets include cash and cash equivalents, investments in unconsolidated businesses, corporate-owned life insurance policies and certain land, property and equipment. During 1995, such assets increased by $131 million. The primary reason for this change was an increase in cash and cash equivalents of $105 million. Additionally, the corporation invested $26 million in ICO (see Note 7 to the financial statements).

     Liabilities. The corporation's total liabilities increased in 1995 by $326 million. This increase was primarily the result of the issuance of $200 million of preferred securities by a subsidiary (see Note 9 to the financial statements), the corporation's share of long-term debt issued by INTELSAT of $38 million, four notes totaling $42 million issued under the corporation's medium-term note program and Ascent's long-term borrowings of $70 million.

          ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash from operating activities for 1995 was $251 million, a 3% increase over 1994. The International Communications, Mobile Communications and Entertainment segments generated the majority of the corporation's cash from operations. The corporation made interest payments, net of amounts capitalized, of $37 million and tax payments of $21 million.

     During 1995, the corporation used $411 million in investing activities, a 16% increase over last year. Included under purchases of subsidiaries in 1995 was Ascent's $76 million purchase of the National Hockey League franchise now known as the Colorado Avalanche. The increase in 1995 in property and equipment came primarily from the International Communications businesses, as CWS continued to make capital investments equal to its share of INTELSAT's satellite program, and CIV purchased communications plant and equipment, predominantly for Latin America ventures. Cash invested in unconsolidated businesses in 1995 was primarily the result of the corporation's investment in ICO.

     The corporation expects to make additional investments in property and equipment in 1996. Increases are expected in both CIV and CMC while lower expenditures are planned for CWS. Investments in unconsolidated businesses are expected to increase because of anticipated payments related to the corporation's commitment to invest in ICO. The corporation expects to receive insurance proceeds of approximately $54 million in the second quarter of 1996 related to the February 1996 launch failure of an INTELSAT satellite.

     Cash proceeds from financing activities in 1995 were $266 million, a $152 million increase from the previous year. This increase came from the proceeds from the issuance of $200 million of preferred securities by a subsidiary, increase in long-term debt of $154 million and the proceeds of the public offering of Ascent stock. This was offset by the repayment of short-term borrowings of $121 million. Dividends of $37 million were paid during the year as compared to $34 million in 1994. The quarterly dividend was increased in the second half of 1994 from $0.185 per share to $0.195 per share.

Liquidity and Capital Resources

     The corporation's working capital improved from a deficit of $19 million at year-end 1994 to a positive $221 million at year-end 1995. This improvement was caused by the increase in cash and cash equivalents of $105 million and the reduction in commercial paper borrowings of $121 million. The change came primarily from the proceeds from the issuance of preferred securities by a subsidiary and the proceeds from the initial public offering of Ascent.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's current long-term debt ratings were downgraded one level in early 1996 to A- by Standard and Poor's and to A3 by Moody's. The corporation's $200 million commercial paper program had no borrowings outstanding as of December 31, 1995. A $200 million credit agreement, expiring in 1999, backs up this commercial paper program. The corporation's current commercial paper ratings were also downgraded one level in early 1996 to A2 by Standard and Poor's and to P2 by Moody's.

     The corporation had $26 million remaining at year-end 1995 under a $100 million medium-term note program. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's debt-financing activities are regulated by the FCC. The corporation submits its financing plans to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a maximum long-term debt to total capital ratio of 45%, a limit of $200 million in short-term debt and an interest coverage ratio of 2.3 to 1. At December 31, 1995, the corporation had long-term debt to total capital of 44%, no short-term debt outstanding, and was in compliance with the interest coverage ratio. The corporation expects that cash flows from operations and its short-term borrowing capacity will be sufficient to fund its cash requirements in 1996.

Item 8:   Financial Statements and Supplementary Data.


REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
COMSAT Corporation:


We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, in 1993 the corporation changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP
Washington, D.C.
February 15, 1996

                    COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
            For the Years Ended December 31, 1995, 1994 and 1993


In thousands, except per share amounts                                   1995            1994            1993
- --------------------------------------------------------------------------------------------------------------
Revenues                                                       $      852,057  $      826,899  $      754,285
                                                               --------------  --------------  --------------
Operating expenses:
     Cost of services                                                 495,805         462,277         423,473
     Depreciation and amortization                                    202,024         167,784         142,111
     Research and development                                          18,693          16,369          15,302
     General and administrative                                        19,856          22,851          21,819
     Merger and integration costs                                           -           7,367               -
     Provision for restructuring                                       20,044               -               -
                                                               --------------  --------------  --------------
     Total operating expenses                                         756,422         676,648         602,705
                                                               --------------  --------------  --------------

Operating income                                                       95,635         150,251         151,580

Gain on sale of minority interest                                      19,286               -               -

Other income (expense), net                                            (3,041)          2,348           9,765

Interest cost                                                         (59,487)        (48,940)        (45,881)

Interest capitalized                                                   20,355          23,662          22,197
                                                               --------------  --------------  --------------
Income before taxes and cumulative effect of accounting change         72,748         127,321         137,661

Income tax expense                                                    (34,931)        (49,679)        (55,192)
                                                               --------------  --------------  --------------
Income before cumulative effect of accounting change                   37,817          77,642          82,469

Cumulative effect of accounting change for income taxes                     -               -           1,925
                                                               --------------  --------------  --------------
Net income                                                     $       37,817  $       77,642  $       84,394
                                                               ==============  ==============  ==============
Earnings per share:
     Before cumulative effect of accounting change             $         0.79  $         1.64  $         1.75
     Cumulative effect of accounting change                                 -               -            0.04
                                                               --------------  --------------  --------------
     Net income                                                $         0.79  $         1.64  $         1.79
                                                               ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1995 and 1994

In thousands                                                                             1995            1994
- -------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $      124,156  $       18,658
     Receivables                                                                      234,465         226,189
     Inventories                                                                       26,851          21,933
     Deferred income taxes                                                             12,445          10,914
     Other                                                                             27,908          20,546
                                                                               --------------  --------------
     Total current assets                                                             425,825         298,240
                                                                               --------------  --------------

Property and equipment                                                              1,528,053       1,431,066
Investments                                                                            88,378          69,541
Goodwill                                                                               67,569          60,705
Franchise rights                                                                      107,962          39,119
Other assets                                                                           96,479          77,321
                                                                               --------------  --------------
     Total assets                                                              $    2,314,266  $    1,975,992
                                                                               ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                               $       11,688  $        7,115
     Commercial paper                                                                       -         121,356
     Accounts payable and accrued liabilities                                         164,801         147,502
     Due to related parties                                                            22,825          36,750
     Accrued interest                                                                   5,155           4,357
                                                                               --------------  --------------
     Total current liabilities                                                        204,469         317,080
                                                                               --------------  --------------

Long-term debt                                                                        664,601         515,542
Deferred income taxes                                                                 119,018         104,309
Deferred investment tax credits                                                        15,190          18,489
Accrued postretirement benefit costs                                                   49,497          50,817
Other long-term liabilities                                                           129,911         112,824
Commitments and contingencies (notes 10, 11 & 18)                                           -               -
Minority interest                                                                      92,147          30,015
Preferred securities issued by subsidiary                                             200,000               -

Stockholders' equity:
     Common stock, without par value, 100,000 shares authorized,
          48,612 shares issued in 1995 and 48,054 in 1994                             324,074         312,143
     Preferred stock, 5,000 shares authorized, no shares issued or
          outstanding                                                                       -               -
     Retained earnings                                                                533,238         532,229
Treasury stock, at cost, 857 shares in 1995 and 1,243 in 1994                          (9,020)        (12,502)
     Unearned compensation                                                             (5,484)         (7,249)
     Other                                                                             (3,375)          2,295
                                                                               --------------  --------------
Total stockholders' equity                                                            839,433         826,916
                                                                               --------------  --------------
Total liabilities and stockholders' equity                                     $    2,314,266  $    1,975,992
                                                                               ==============  ==============

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

In thousands                                                             1995            1994            1993
- -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                     $       37,817  $       77,642  $       84,394
Adjustments for noncash expenses:
     Depreciation and amortization                                    202,024         167,784         142,111
     Cumulative effect of accounting change                                 -               -          (1,925)
     Provision for restructuring                                       20,044               -               -
     Gain on sale of minority interest                                (19,286)              -               -
     Changes in operating assets and liabilities:
     Receivables and other current assets                             (11,959)        (17,169)        (21,047)
     Current liabilities                                              (12,431)        (14,847)         32,199
     Noncurrent liabilities                                            24,748          25,808          26,117
Other                                                                   9,612           3,509          (5,223)
                                                               --------------  --------------  --------------
Net cash provided by operating activities                             250,569         242,727         256,626
                                                               --------------  --------------  --------------
Cash flows from investing activities:
     Purchase of property and equipment                              (308,161)       (274,562)       (234,552)
     Investments in unconsolidated businesses                         (32,810)        (53,397)         (8,639)
     Purchase of subsidiaries                                         (78,240)        (35,676)         (3,140)
     Purchase of minority shares of subsidiaries                          (92)         (4,016)        (12,606)
     Decrease in INTELSAT ownership                                    17,919          13,520          16,442
     Decrease (increase) in Inmarsat ownership                         (6,978)          3,573           4,771
     Other                                                             (2,930)         (3,471)          4,529
                                                               --------------  --------------  --------------
     Net cash used in investing activities                           (411,292)       (354,029)       (233,195)
                                                               --------------  --------------  --------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                         154,119         112,296          32,745
     Net short-term borrowings (repayments)                          (121,356)         74,123            (562)
     Borrowings against company-owned life insurance policies           2,542          32,437               -
     Common stock issued                                               10,834           5,291           7,952
     Proceeds from issuance of preferred securities of subsidiay      200,000               -               -
     Proceeds from issuance of subsidiary's common stock               78,985           1,486          11,582
     Repayment of long-term debt                                       (9,970)        (77,023)        (40,481)
     Cash dividends paid                                              (36,874)        (33,547)        (30,410)
     Other                                                            (12,059)         (1,333)            196
                                                               --------------  --------------  --------------
     Net cash provided by (used for) financing activities             266,221         113,730         (18,978)
                                                               --------------  --------------  --------------

Net increase in cash and cash equivalents                             105,498           2,428           4,453
Cash and cash equivalents, beginning of year                           18,658          16,230          11,777
                                                               --------------  --------------  --------------
Cash and cash equivalents, end of year                         $      124,156  $       18,658  $       16,230
                                                               ==============  ==============  ==============
Supplemental cash flow information:
     Interest paid, net of amount capitalized                  $       36,710  $       24,880  $       26,083
     Income taxes paid                                         $       20,607  $       30,639  $       28,618
     Noncash financing of Inmarsat satellites                  $        7,551  $        7,197  $        6,200


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
         STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1995, 1994 and 1993

                                             Shares      Shares       Common     Retained    Treasury     Unearned
In thousands                                 Issued Outstanding        Stock     Earnings       Stock Compensation       Other
- ------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                 48,250      45,842    $ 298,469    $ 434,067   $ (22,627)   $  (6,233)   $ (1,384)

Net income                                                                         84,394
Cash dividends                                                                    (30,410)
Common stock issued:
     Stock options and restricted stock
          units, including tax benefits                     407        4,562                    3,810
     Employee stock purchase plan               154         154        3,153
Restricted stock awarded                                    348        5,322                    3,312       (8,634)
Amortization of unearned compensation                                                                        3,291
Minimum pension liability adjustment                                                                                    (2,301)
Purchase of treasury stock                                 (378)                               (5,968)
Other                                                                                  39                      685        (107)
                                          ---------    --------    ---------    ---------   ---------    ---------    --------
Balance at December 31, 1993                 48,404      46,373      311,506      488,090     (21,473)     (10,891)     (3,792)

Net income                                                                         77,642
Cash dividends                                                                    (33,547)
Common stock issued:
     Stock options and restricted stock
          units, including tax benefits                     105          948                      808
     Employee stock purchase, 401k
          and Investors' plans                  333         333        6,432
Amortization of unearned compensation
     and incentive plan expense                                        1,420                                 2,868
Retirement of treasury stock                   (683)                  (8,163)                   8,163
Translation adjustment                                                                                                   5,343
Other                                                                                  44                      774         744
                                          ---------    --------    ---------    ---------   ---------    ---------  ----------
Balance at December 31, 1994                 48,054      46,811      312,143      532,229     (12,502)      (7,249)      2,295

Net income                                                                         37,817
Cash dividends                                                                    (36,874)
Common stock issued:
     Stock options and restricted stock
          units, including tax benefits                     334        1,705                    3,373
     Employee stock purchase, 401k
          and Investors' plans                  558         558       10,276
Restricted stock awarded                                     91          871                      911       (1,782)
Amortization of unearned compensation
     and incentive plan expense                                          619                                 2,131
Forfeiture and cancellation of
     restricted stock awards                                (39)      (1,540)                    (802)         798
Minimum pension liability adjustment                                                                                    (2,006)
Translation adjustment                                                                                                  (3,664)
Other                                                                                  66                      618
                                          ---------    --------    ---------    ---------   ---------    ---------    --------
Balance at December 31, 1995                 48,612      47,755    $ 324,074    $ 533,238   $  (9,020)   $  (5,484)   $ (3,375)
                                          =========    ========    =========    =========   =========    =========    ========

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For Each of the Three Years in the Period
                             Ended December 31, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). Certain amounts reported in the financial statements and related notes have required the use of management's estimates. Actual results could differ from those estimates. The significant accounting policies that have guided the preparation of these financial statements are:

     Principles of Consolidation. Accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the corporation) have been consolidated. Significant intercompany transactions have been eliminated. Minority interest on the balance sheet is primarily comprised of the interest of other shareholders in Ascent Entertainment Group, Inc. (Ascent) (see Note 5). As of December 31, 1995, the corporation owned 80.67% of Ascent. The minority interest share of the net income of consolidated businesses is included in "Other income (expense), net."

     The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite Organization (INTELSAT) and the International Mobile Satellite Organization (Inmarsat). The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1995, the corporation owned 19.1% of INTELSAT and 24.0% of Inmarsat.

     Revenue Recognition. Revenue from satellite services is recognized over the period during which the satellite services are provided. Revenue from long-term product, system integration and related services contracts is accounted for using the percentage-of- completion (cost-to-cost) method. Revenue from other services is recorded as services are provided.

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

     Earnings Per Share. Earnings per share are computed using the average number of shares outstanding during each period, adjusted for outstanding stock options, restricted stock units and unissued restricted stock awards. The weighted average number of shares used in the computation of earnings per share for each year was 47,998,000 for 1995, 47,356,000 for 1994 and 47,095,000 for 1993.

     Goodwill. The balance sheet includes goodwill related to the acquisitions of On Command Video Corporation, the Denver Nuggets Limited Partnership (the Nuggets), Beacon (see Note 7) and other ventures. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $12,671,000 and $7,302,000 at December 31, 1995 and 1994, respectively. The corporation reviews annually the balance of goodwill for potential impairment and, if necessary, adjusts the balance to its estimated net realizable value based on discounted cash flows.

     Franchise Rights and Other Assets. Franchise rights were recorded in connection with the acquisition of the Nuggets beginning in 1989 and the Avalanche in 1995 (see Note 7). These rights are being amortized over 25 years. The amounts shown on the balance sheets are net of accumulated amortization of $8,317,000 and $4,920,000 at December 31, 1995 and 1994, respectively.

     The cash surrender values of life insurance policies (net of loans) totaling $12,879,000 and $12,784,000 at December 31, 1995 and 1994,
     respectively, are included in "Other assets." In January 1996, the corporation repaid loans totaling $51,175,000. Other income on the income statement includes the increases in the cash surrender values of these policies. Additionally, other income for 1993 included income of $4,131,000 ($3,137,000 net of tax) from the death benefit proceeds of corporate-owned policies.

     Cash Flow Information. The corporation considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     New Accounting Pronouncements. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," were issued in 1995 and will be adopted by the corporation in 1996. The corporation has elected not to adopt the recognition and measurement provisions of SFAS No. 123. The effect of adopting these statements in 1996 is not expected to be material to the corporation.

     Statement Presentation. Certain prior period amounts have been reclassified to conform with the current year's presentation.

2.   RECEIVABLES

     Receivables at each year end are composed of:

     In thousands                                                                          1995             1994
     -----------------------------------------------------------------------------------------------------------
     Commercial receivables                                                        $    160,990     $    155,552
     Receivables under long-term contracts:
         U.S. Government:
              Amounts billed                                                              6,188            5,530
              Unbilled costs and accrued profits                                         28,937           34,265
         Commercial customers:
              Amounts billed                                                              9,891            8,029
              Unbilled costs and accrued profits                                         31,617           21,713
     Related party receivables                                                            5,726            8,889
     Other                                                                                4,194            1,586
                                                                                   ------------     ------------
     Total                                                                              247,543          235,564
     Less allowance for doubtful accounts                                               (13,078)          (9,375)
                                                                                   ------------     ------------
     Net                                                                           $    234,465     $    226,189
                                                                                   ============     ============

     Unbilled amounts represent accumulated costs and accrued profits that will be billed at future dates in accordance with contract terms and delivery schedules. All but approximately $5,933,000 of these amounts are expected to be collected within one year. Unbilled amounts are net of progress payments of $74,677,000 in 1995 and $55,563,000 in 1994.
     U.S. Government receivables include $11,500,000 at December 31, 1995, for estimated recoveries on claims in excess of committed contract amounts. Revenues related to claims for constructive change orders on long-term contracts are recorded at the estimated amount of recoverable costs incurred. These estimates could change in the near term as the claims are settled with the U.S. Government.

3.   INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following at each year end:

     In thousands                                                                          1995             1994
     -----------------------------------------------------------------------------------------------------------
     Finished goods                                                                $      8,137     $      5,228
     Work in progress                                                                    10,260            9,187
     Raw materials                                                                        8,454            7,518
                                                                                   ------------     ------------
     Total                                                                         $     26,851     $     21,933
                                                                                   ============     ============

4.   PROPERTY AND EQUIPMENT

     Property and equipment include the corporation's shares of INTELSAT and Inmarsat property and equipment.

     In thousands                                                                          1995             1994
     -----------------------------------------------------------------------------------------------------------
     Property and equipment at cost:
         Satellites                                                                $  1,396,311     $  1,255,019
         Furniture, fixtures and equipment                                              794,393          674,407
         Buildings and improvements                                                     122,986          121,596
         Land                                                                             8,567            7,044
                                                                                   ------------     ------------
         Total                                                                        2,322,257        2,058,066
         Less accumulated depreciation                                               (1,156,518)        (990,596)
                                                                                   ------------     ------------
         Net property and equipment in service                                        1,165,739        1,067,470

     Property and equipment under construction:
         INTELSAT satellites                                                            172,043          222,793
         Immarsat third-generation satellites                                           126,056           93,328
         Other                                                                           64,215           47,475
                                                                                   ------------     ------------
         Total                                                                     $  1,528,053     $  1,431,066
                                                                                   ============     ============


     Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: satellites, 10 to 13 years; furniture, fixtures and equipment, 3 to 15 years; buildings and improvements, 3 to 40 years.

     Costs of satellites that are lost at launch or that fail in orbit are carried, net of any insurance proceeds, in the property accounts. The remaining net amounts are depreciated over the estimated service life of a satellite of the same series.

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the construction and capitalized interest costs was fully insured. Insurance proceeds totaling approximately $54 million are expected to be received in the second quarter of 1996.

5.   ASCENT ENTERTAINMENT GROUP, INC.

     Ascent Entertainment Group, Inc. (Ascent) consists of Ascent Network Services, Inc. (ANS), formerly COMSAT Video Enterprises, Inc., and ANS's ownership of On Command Video Corporation (OCV), the Denver Nuggets Limited Partnership, Beacon Communications Corp. and the Colorado Avalanche (see Note 7). In December 1995, Ascent completed a public offering of 5,750,000 shares of its common stock at an offering price of $15.00 per share. COMSAT retains 24,000,000 shares, or 80.67% of Ascent. Concurrent with the public offering, Ascent repaid a $140,000,000 intercompany note payable to COMSAT. COMSAT recognized a $19,286,000 pre-tax gain as a result of the public offering.

     In the third quarter of 1995, ANS contributed substantially all of its pay-per-view video systems in hotels and related assets to OCV for OCV common stock. This transaction raised Ascent's ownership of OCV to 85%, an increase of 5%.

6.   MERGER WITH RADIATION SYSTEMS, INC.

     On June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi), based in Sterling, Virginia. RSi designs, manufactures and integrates satellite earth stations, advanced antennas and other turnkey systems for telecommunications, radar, air traffic control and military uses.

     Each share of RSi's common stock was converted into 0.78 of a share of the corporation's common stock. A total of 6,147,000 shares of the corporation's common stock were issued for RSi's common stock.

     The merger was accounted for as a pooling of interests. Accordingly, financial statements for periods prior to the merger were restated to include RSi. The corporation recorded nonrecurring charges to operations in 1994 totaling $7,367,000 ($6,269,000 net of taxes or $0.13 per share) for merger and integration costs. These charges consisted of $4,446,000 for investment banking, legal and other professional fees, $2,226,000 for the costs associated with closing a former RSi division, and $695,000 for severance and related costs.

7.   ACQUISITIONS AND INVESTMENTS

     Colorado Avalanche. In July 1995, Ascent acquired a National Hockey League franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques in Quebec, Canada for $75,840,000. The cost of this acquisition was allocated primarily to "franchise rights" (see Note 1). As part of the purchase, the corporation assumed contractual commitments to players aggregating $24,625,000 over the next three years. The franchise, which was known as the Quebec Nordiques, has been relocated to Denver, Colorado and is known as the Colorado Avalanche (the Avalanche).

     Beacon Communications Corp. In December 1994, Ascent acquired the assets of Beacon Communications Corp. (Beacon), a film and television production company based in Los Angeles. The cost of this acquisition was $29,133,000 which consisted of $16,180,000 in cash and liabilities assumed of $12,953,000. The purchase agreement calls for future cash consideration of up to $16,900,000 which is contingent on the production and performance of motion pictures over the next five years. If Beacon had been acquired as of January 1, 1993, the corporation's consolidated revenues would have been $853,394,000 and $772,425,000 for 1994 and 1993, respectively, and the consolidated net income would have been $61,969,000 and $80,377,000 for 1994 and 1993, respectively (unaudited).

     Investments. In June 1994, the corporation acquired an interest of approximately 17% in Philippine Global Communications, Inc. (PhilCom), a provider of international communications services in the Philippines, for $42,141,000. The corporation's share of PhilCom's income or losses is recorded using the "equity method" of accounting and is included in "Other income (expense), net" on the income statement.

     In 1995, the corporation made direct cash investments totaling $11,350,000 in a new company, I-CO Global Communications (Holdings) Limited (ICO), that will own and operate a satellite system. The accompanying balance sheet also includes the corporation's $14,226,000 share of Inmarsat's investment in ICO as of December 31, 1995 (see
     Note 10).

     The corporation has investments in other businesses that are accounted for using the equity and cost methods of accounting. These investments (including PhilCom and ICO) totaled $88,378,000 and $69,541,000 at December 31, 1995 and 1994, respectively.

8.   DEBT

     The corporation, as regulated by the Federal Communications Commission
     (FCC), is allowed to undertake long-term borrowings of up to 45% of its total capital (long-term debt plus equity) and $200,000,000 in short-term borrowings. The corporation also has a requirement to maintain an interest expense coverage ratio, as defined, of 2.3 to 1.

     Commercial Paper. The corporation issues short-term commercial paper as needed with repayment terms of 90 days or less under a $200,000,000 program. The corporation had no outstanding borrowings at December 31, 1995, and $121,356,000 in borrowings outstanding at December 31, 1994. The weighted average interest rate on these borrowings was 6.1% at December 31, 1994.

     Credit Facilities. The corporation has a $200,000,000 revolving credit agreement, which expires in December 1999, as a backup to the commercial paper program. There have been no borrowings under this agreement.

     Ascent has a $175,000,000 bank credit agreement which consists of a $70,000,000 five-year facility and a $105,000,000 one-year facility. The agreement requires compliance with financial covenants including the maintenance of certain financial ratios and precludes the payment of cash dividends by Ascent. The corporation's share of Ascent's net assets as of December 31, 1995, was approximately $244,000,000. At December 31, 1995, $70,000,000 was outstanding under the five-year facility and is classified as long-term debt. The weighted average interest rate on these borrowings was 6.2% at December 31, 1995.

     Long-Term Debt. Long-term debt including the corporation's share of INTELSAT and Inmarsat debt at each year end consists of:

     In thousands                                                                          1995             1994
     -----------------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                         $    160,000     $    160,000
     8.95% notes due 2001                                                                75,000           75,000
     6.75% INTELSAT Eurobonds due 2000                                                   28,659           30,194
     7.375% INTELSAT Eurobonds due 2002                                                  38,212           40,258
     8.375% INTELSAT Eurobonds due 2004                                                  38,212           40,258
     6.625% INTELSAT Asian bonds due 2004                                                38,212           40,258
     8.125% INTELSAT Eurobonds due 2005                                                  38,212                -
     Immarsat lease financing obligations                                               112,203          100,434
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007                                    74,000           32,000
     Ascent credit agreement                                                             70,000                -
     Other, net of discounts on notes payable                                             3,579            4,255
                                                                                   ------------     ------------
     Total                                                                              676,289          522,657
     Less current maturities                                                            (11,688)          (7,115)
                                                                                   ------------     ------------
     Total long-term debt                                                          $    664,601     $    515,542
                                                                                   ============     ============

     In July 1994, the corporation filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $200,000,000 of debt securities. The corporation also filed a prospectus supplement with the SEC to issue up to $100,000,000 of such securities under a "medium-term note program." The corporation issued four notes totaling $42,000,000, which are due in 2007, with rates of 7.7% to 8.5% during 1995 under this program. The corporation also issued two medium-term notes totaling $32,000,000 in 1994, which are due in 2006, with rates of 8.05% to 8.66%. The $26,000,000 remaining under the medium-term note program may be issued from time to time, at fixed or floating interest rates, as determined at the time of issuance.

     The principal amount of debt (excluding the Inmarsat lease financing obligation) maturing over the next five years is $1,313,000 in 1996, $773,000 in 1997, $1,910,000 in 1998, $305,000 in 1999 and $98,964,000
     in 2000.

     Inmarsat Lease Financing Obligations. Inmarsat borrowed (pound)140,400,000 sterling under a capital lease agreement to finance the construction of second-generation Inmarsat satellites. Inmarsat also entered into another capital lease arrangement to finance the construction costs of its third-generation satellites. As of December 31, 1995, (pound)102,900,000 sterling of the (pound)197,000,000 sterling available for this purpose has been borrowed. The corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 18).

     The corporation's share of the payments under these lease obligations for each of the next five years is $17,047,000 in 1996, $19,080,000 in 1997, $19,868,000 in 1998, $21,288,000 in 1999, $22,553,000 in 2000
     and $71,171,000 thereafter. These payments include interest totaling $58,804,000 and a current maturity of $10,376,000.

9.   MONTHLY INCOME PREFERRED SECURITIES

     In July 1995, COMSAT Capital I, L.P. (COMSAT Capital) issued $200,000,000 of Monthly Income Preferred Securities (MIPS). COMSAT Capital is a limited partnership formed for the sole purpose of issuing the MIPS and loaning the proceeds to COMSAT, the managing general partner. The MIPS were issued at a par value of $25 per share, and dividends are payable monthly at an annual rate of 8.125%. The MIPS are callable by the issuer after July 2000 at par value. The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The proceeds were used to repay commercial paper borrowings and a $75,000,000 bank loan incurred in the acquisition of the NHL franchise and related assets discussed in Note 7. COMSAT Capital has been consolidated in the financial statements of the corporation since the third quarter of 1995. The loan between the partnership and COMSAT has been eliminated in consolidation. The $200,000,000 of MIPS is shown on the corporation's consolidated balance sheet as "preferred securities issued by subsidiary." The dividends on these securities are recorded as minority interest expense of $7,358,000 in 1995 and are included in "Other income (expense), net" in the consolidated financial statements.

10.  COMMITMENTS AND CONTINGENCIES

     Property and Equipment. As of December 31, 1995, the corporation had commitments to acquire property and equipment totaling $300,714,000. Of this total, $278,200,000 is payable over the next three years. These commitments are related principally to the corporation's share of INTELSAT and Inmarsat satellite acquisition programs.

     Employment and Consulting Agreements. The corporation has employment and consulting agreements with certain officers, coaches and players. Virtually all of these agreements provide for guaranteed payments. Other contracts provide for payments contingent upon the fulfillment of certain terms and conditions, which generally relate only to normal performance of employment duties. Amounts required to be paid under such agreements (including approximately $92,115,000 relating to player agreements) total approximately $50,624,000 in 1996, $39,151,000 in 1997, $23,535,000 in 1998, $10,464,000 in 1999,
     $4,468,000 in 2000 and $3,154,000 thereafter.

     Leases. The corporation leases its headquarters building from a partnership in which the corporation owns a 50% interest. The initial term of the lease expires in 2008. The annual rent expense under this lease is $4,119,000. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The corporation also has leases of other property and equipment. Rental expense under operating leases was $10,182,000 in 1995, $8,381,000 in 1994 and $7,993,000 in 1993. The future rental payments under operating leases are $8,452,000 in 1996, $8,380,000 in 1997,
     $7,855,000 in 1998, $6,880,000 in 1999 and $5,706,000 in 2000.

     Government Contracts. The corporation is subject to audit and investigation by various agencies which oversee contract performance in connection with the corporation's contracts with the U.S. Government. If the corporation is found liable for wrongdoing as a result of such an audit or investigation, the corporation could be fined or subjected to other punitive actions. Management believes that potential claims from such audits and investigations will not have a material adverse effect on the corporation's financial statements.

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

     Investment in ICO. In 1994, the corporation and Inmarsat committed to invest in ICO (see Note 7). ICO plans to build and operate spacecraft and related terrestrial facilities for the provision of worldwide mobile communications via handheld devices. As of December 31, 1995, the corporation's cash contributions totaled $11,350,000, and the corporation's share of Inmarsat's contributions totaled $14,226,000. In January 1996, the corporation invested an additional $29,200,000 and has committed to invest $73,250,000 in two installments due in December 1996, and December 1997. The corporation's share of Inmarsat's future commitments to ICO totaled approximately $23,400,000 as of December 31, 1995.

     The corporation has applied to the FCC for authority to participate as an investor and service provider in ICO. In acting on the application, which is being opposed by ICO's competitors, the FCC will determine whether the corporation satisfies the requisite legal and policy criteria to participate in ICO. The corporation believes that all necessary operating authorizations with respect to ICO will be obtained.

11.  REGULATORY ENVIRONMENT AND LITIGATION

     Regulatory Environment. Under the Communications Act of 1934 and the Satellite Act, as amended, the corporation is subject to regulation by the FCC with respect to communications facilities and services provided through the INTELSAT and Inmarsat systems and to the rates charged for those services.

     Until 1985, the corporation was, with minor exceptions, the sole U.S. provider of international satellite communications services using the INTELSAT system. Since then, the FCC has authorized several international satellite systems separate from INTELSAT. These separate U.S. systems currently compete against the corporation for voice, video and data traffic. In 1993, the FCC substantially eliminated prior restrictions on the ability of separate systems to offer public switched telephony services, thereby increasing competition to the corporation in the voice market. The U.S. Government has established a goal of eliminating all restrictions on competitive systems by 1997.

     The corporation has received FCC authorization to participate in the construction of four third-generation Inmarsat satellites, with an application relating to a fifth satellite pending (see Note 4). The first Inmarsat-3 satellite is scheduled to be launched in the first half of 1996. The corporation has applied for authority to provide services via those satellites. Those applications, which have been opposed by certain of the corporation's competitors, are pending before the FCC. The corporation believes that all requisite operating authorizations with respect to these satellites will be obtained.

     Litigation. The corporation is defending an antitrust suit brought by PanAmSat against the corporation, alleging interference with PanAmSat's efforts to compete in the international satellite communications market, and seeking trebled damages of approximately $1.5 billion. In 1991, a U.S. Court of Appeals ruled that the corporation is immune from antitrust suits in its role as a signatory to INTELSAT. An amended complaint was filed alleging that the corporation violated antitrust laws in its business activities purportedly outside of its role as a signatory to INTELSAT. In February 1994, PanAmSat submitted a report estimating its alleged damages (before trebling) at a 1994 present value of $227,436,000. Discovery in the suit ended in November 1994; however, PanAmSat has motions pending which, if granted, would result in additional discovery. In December 1994, the corporation filed a motion which is pending before the court for summary judgment directed to dismissal of all claims in the complaint. In the opinion of management, the complaint against the corporation is without merit, and the ultimate disposition of this matter will not have a material adverse effect on the corporation's financial statements.

12.  STOCKHOLDERS' EQUITY

     Treasury Stock. The corporation acquired 404,500 shares of RSi common stock in 1993 for $5,098,000. Additionally, RSi acquired 80,000 shares of its own common stock for $870,000. These shares, which were equivalent to 378,000 shares of COMSAT common stock, were accounted for as treasury stock transactions as of December 31, 1993. These shares, in addition to RSi's other treasury shares, were retired upon consummation of the merger discussed in Note 6. Accordingly, 683,000 shares of the corporation's common stock, with a total cost of $8,163,000, were retired in 1994.

     Investors' Plus Plan. The corporation has a plan that allows investors to purchase shares of common stock directly from the corporation. In 1995, 145,000 shares were issued with total proceeds of $3,027,000 and in 1994, 76,000 shares were issued with total proceeds of $977,000.

13.  STOCK INCENTIVE PLANS

     The corporation has stock incentive plans that provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 8,099,000 shares of common stock may be granted under the current plans. As of December 31, 1995, 849,000 shares of the corporation's treasury stock and 750,000 unissued common shares were reserved for these plans. As of December 31, 1995, no stock appreciation rights were outstanding.

     Stock Options. Under the current plans, the exercise price for stock options may not be less than the fair market value of the stock when granted. Options vest over three years and expire after 10 to 15 years. Stock option activity was as follows:

                                                                                      Number of          Exercise
     In thousands, except per share amounts                                              Shares       Price Range
     ------------------------------------------------------------------------------------------------------------
     Balance at January 1, 1993                                                           1,666      $5.97-23.08
         Options granted                                                                  1,288      16.99-30.31
         Options exercised                                                                 (408)      5.97-18.42
         Options canceled                                                                   (27)      5.97-27.03
                                                                                   ------------     ------------
     Balance at December 31, 1993                                                         2,519       5.97-30.31
         Options granted                                                                  1,398      23.08-27.63
         Options exercised                                                                 (126)      5.97-25.41
         Options canceled                                                                   (49)      5.97-27.63
                                                                                   ------------     ------------
     Balance at December 31, 1994                                                         3,742       5.97-30.31
         Options granted                                                                  1,204      19.00-19.38
         Options exercised                                                                 (327)      5.97-19.23
         Options canceled                                                                  (204)     19.31-27.63
                                                                                   ------------     ------------
     Balance at December 31, 1995                                                         4,415      $5.97-30.31
                                                                                   ============     ============
     Options exercisable at December 31, 1995                                             1,792      $5.97-30.31
                                                                                   ============     ============

     The exercise price of certain options granted prior to 1993 is equal to 50% of the market price on the grant date. The cost of these awards, which is the 50% discount to market when granted, was recorded as unearned compensation and is shown as a separate component of stockholders' equity. This unearned compensation has been amortized to expense over the three-year vesting period. The exercise price for options awarded after 1992 is equal to the fair market value on the grant date. Accordingly, no expense is recorded for these options.

     Restricted Stock Awards. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. During 1993, 348,000 restricted stock awards were granted, net of awards forfeited. The market value of the shares awarded was recorded as unearned compensation and is being amortized to expense over the six-year vesting period.

     In 1995, 91,000 "performance-based" restricted stock awards were granted and in 1994, 265,000 awards were granted. With respect to the 1995 awards, grantees have record ownership of the underlying securities. However, all such securities are subject to forfeiture at the end of a two-year performance period. With respect to the 1994 awards, grantees did not have record ownership of the underlying shares of stock until the end of a two-year performance period. The actual shares awarded are based upon the achievement of the applicable financial performance targets during the relevant performance period. As of December 31, 1995, the end of the performance period with respect to the 1994 awards, 116,000 shares of stock, net of amounts forfeited, were eligible to be issued in connection with these awards. The shares to be issued are subject to restrictions on their sale or transfer for three additional years. The expected cost of these grants is being amortized over five years. The amortization was recorded as compensation expense of $1,009,000 in 1995 and $1,420,000 in 1994, and a corresponding increase to stockholders' equity.

     Restricted Stock Units. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1995, 1994 and 1993, respectively, 71,000, 115,000 and
     49,000 restricted stock units were granted. Partially vested restricted stock units outstanding totaled 202,000 at December 31, 1995 and 189,000 at December 31, 1994. The cost of these awards, which is the market value of the units when vested, is amortized to expense over the three-year vesting period. The amounts amortized to expense in 1995, 1994 and 1993 were $1,286,000, $335,000 and $1,538,000, respectively.

     Employee Stock Purchase Plan. Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period. The offering date for 1996 purchases was November 17, 1995, when 85% of the fair market value was $16.04.

     As of December 31, 1995, a total of 2,012,000 shares of the corporation's unissued common stock has been reserved for this plan.

     Employee Stock Ownership Plan. A subsidiary of the corporation has an Employee Stock Ownership Plan (ESOP) which was established for the benefit of eligible employees. The ESOP acquired 714,000 shares of common stock in 1988 with bank loan proceeds. The corporation makes periodic contributions to the ESOP at least sufficient to make principal and interest payments when they are due. Contributions to the ESOP charged to expense totaled $800,000 in 1995, $864,000 in 1994 and $1,049,000 in 1993. The corporation has guaranteed the ESOP's bank notes payable and has reported the unpaid balance of these loans as long-term debt of the corporation. An unearned ESOP compensation amount, which is equal to the unpaid bank loans, has been recorded as a reduction to stockholders' equity.

14.  PENSION AND OTHER BENEFIT PLANS

     The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement.

     The components of net pension expense for each year are:


     In thousands                                                          1995          1994           1993
     -------------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year              $      2,606  $      3,719   $      3,087
     Interest cost on projected benefit obligation                        6,995         6,817          7,044
     Credit for actual return on pension plan assets                    (23,924)         (624)       (13,010)
     Net amortization and deferral                                       15,197        (7,572)         5,427
                                                                   ------------  ------------   ------------
     Net pension expense                                           $        874  $      2,340   $      2,548
                                                                   ============  ============   ============

     The corporation recognized a $1,380,000 curtailment gain in the second quarter of 1995 which arose from the reduction of pension benefits for a group of employees. Additionally, the provision for restructuring recorded in 1995 (see Note 16) is net of a $925,000 curtailment gain resulting from workforce reductions.

     The following table shows the pension plan's obligations and assets as well as the liability recorded in the corporation's balance sheet at each year end.



     In thousands                                                                          1995            1994
     ----------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
         Vested benefit obligation                                                $      90,997   $      72,620
                                                                                  =============   =============
         Accumulated benefit obligation                                           $      93,848   $      74,403
                                                                                  =============   =============

     Actuarial present value of projected benefit obligation for
         service rendered to date                                                 $     105,593   $      87,347
     Pension plan assets at fair value                                                  114,690          95,003
                                                                                  -------------   -------------
     Plan assets greater than projected benefit obligation                                9,097           7,656
     Unrecognized net gain                                                              (10,677)         (9,459)
     Unrecognized transition asset at January 1, 1996 being
         amortized over 13 years                                                         (3,610)         (4,818)
                                                                                  -------------   -------------
     Net pension liability                                                        $      (5,190)  $      (6,621)
                                                                                  =============   =============

     Assumed discount rate                                                                 7.00 %           8.5%
     Assumed rate of compensation increase                                                 4.75 %           5.5%
     Expected rate of return on pension plan assets                                        9.00 %           9.0%

     The plan's assets consist primarily of common stock, corporate and government bonds and short-term investments. The corporation's policy is to fund the minimum actuarially computed contributions required by law. The corporation made a $102,000 cash contribution to the plan in 1994. No contribution was required for 1995.

     Supplemental Executive Retirement Plan. The corporation has an unfunded supplemental pension plan for executives. The expense for this plan was $2,505,000, $2,976,000 and $2,058,000 for 1995, 1994 and
     1993, respectively.

     In accordance with the provisions of Financial Accounting Standard No. 87, the corporation recorded a minimum plan liability for the excess of the accumulated benefit obligation over the accrued plan liability. This was reported as a reduction to stockholders' equity of $3,563,000 as of December 31, 1995 and $1,557,000 as of December 31, 1994. These amounts are net of deferred income taxes and net of an intangible asset recorded for the unrecognized transition obligation.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end.


     In thousands                                                                          1995            1994
     ----------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
         Accumulated benefit obligation                                           $      20,220   $      16,041
                                                                                  =============   =============
         Projected benefit obligation                                             $      21,443   $      16,558
                                                                                  =============   =============

     Accrued liability                                                            $      20,220   $      16,041
                                                                                  =============   =============

     Assumed discount rate                                                                 7.00%            8.5%
     Assumed rate of compensation increase                                                 4.75%            5.5%

     401(k) Plan. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation. The corporation's matching contribution for the year ended December 31, 1993 was $3,237,000. Since 1994, the matching contributions have been made in shares of the corporation's common stock. In 1995, 177,000 shares of common stock with a total market value of $3,391,000 were contributed to the plan. In 1994, 79,000 shares with a total market value of $1,941,000 were contributed to the plan.

     Postretirement Benefits. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service.

     The components of the net postretirement benefit expense for each year were:



     In thousands                                                           1995            1994             1993
     ------------------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year              $        1,128  $        1,756  $        1,898
     Interest cost on accumulated postretirement
         benefit obligation                                                 2,778           2,867           3,518
     Net amortization and deferral                                         (1,241)         (1,221)           (321)
                                                                   --------------  --------------  --------------
     Net postretirement benefit expense                            $        2,665  $        3,402  $        5,095
                                                                   ==============  ==============  ==============

     The corporation recognized a $1,300,000 curtailment gain in the second quarter of 1995 which arose from the elimination of postretirement health care benefits for a group of employees. Additionally, the provision for restructuring recorded in 1995 (see Note 16) is net of a $993,000 curtailment gain resulting from workforce reductions.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end.

     In thousands                                                                         1995           1994
     ---------------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation:
         Retirees                                                                 $     23,020   $      20,598
         Fully eligible active participants                                              5,158           3,845
         Other active participants                                                      10,614          12,363
                                                                                  -------------  -------------
         Total                                                                          38,792          36,806
     Unrecognized gain from plan changes                                                10,454          11,614
     Unrecognized net gain                                                                 251           2,397
                                                                                  ------------   -------------
     Net postretirement benefit liability                                         $     49,497   $      50,817
                                                                                  ============   =============

     Assumed discount rate                                                                7.00%            8.5%
     Assumed rate of compensation increase                                                4.75%            5.5%


     A 10.0% increase in health care costs was assumed for 1995 with the rate decreasing 0.5% each year to an ultimate rate of 5.5%. Increasing the assumed trend rate by 1.0% each year would have increased the accumulated postretirement benefit obligation as of December 31, 1995 by $3,858,000 and the benefit expense for 1995 by $507,000.

15.  INCOME TAXES

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

     The components of income tax expense for each year are:

     In thousands                                                          1995           1994           1993
     --------------------------------------------------------------------------------------------------------
     Federal:
         Current                                                   $     20,866   $     28,655   $     32,646
         Deferred                                                        12,772         18,064         19,419
         Investment tax credits                                          (3,307)        (3,550)        (3,627)
     State and local                                                      4,600          6,510          6,754
                                                                   ------------   ------------   ------------
     Total                                                         $     34,931   $     49,679   $     55,192
                                                                   ============   ============   ============

     The difference between tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

     In thousands                                                          1995           1994           1993
     --------------------------------------------------------------------------------------------------------
     Federal income taxes computed at the statutory rate           $     25,462   $     44,562   $     48,182
     Net equity losses (profits)                                          4,206           (223)           540
     Investment tax credits                                              (3,307)        (3,550)        (3,627)
     Losses with no tax benefit                                           3,833          1,156          2,321
     State income taxes, net of Federal income tax benefit                2,987          4,227          4,326
     Rate increase on prior year deferred taxes                               -              -          2,977
     Goodwill amortization                                                1,349            920            670
     Merger costs                                                             -          1,556              -
     Other                                                                  401          1,031           (197)
                                                                   ------------   ------------   ------------
     Income tax expense                                            $     34,931   $     49,679   $     55,192
                                                                   ============   ============   ============

     The current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1995 and 1994 are:

     In thousands                                                                         1995           1994
     --------------------------------------------------------------------------------------------------------
     Current deferred tax asset                                                   $     12,445   $     10,914
     Non-current deferred tax liability                                               (119,018)      (104,309)
                                                                                  ------------   ------------
     Net liability                                                                $   (106,573)  $    (93,395)
                                                                                  ============   ============

     The deferred tax assets and liabilities at December 31, 1995 and 1994 are:

     In thousands                                                                         1995           1994
     --------------------------------------------------------------------------------------------------------
     Assets:
         Postretirement benefits                                                  $     21,760   $     22,947
         Accrued expenses                                                               43,781         41,247
         Alternative minimum tax credit                                                 35,330         35,688
         Long-term contract revenues                                                     7,009          8,432
         Other                                                                           4,381            377
                                                                                  ------------   ------------
         Total deferred tax assets                                                     112,261        108,691
                                                                                  ------------   ------------
     Liabilities:
         Property and equipment                                                       (211,292)      (202,086)
         Gain on sale of minority interest                                              (7,074)             -
         Other                                                                            (468)             -
                                                                                  ------------   ------------
         Total deferred tax liabilities                                               (218,834)      (202,086)
                                                                                  ------------   ------------
         Net liability                                                            $   (106,573)  $    (93,395)
                                                                                  ============   ============


     The Internal Revenue Service (IRS) has completed examinations of the Federal income tax returns of the corporation through 1989 and is currently examining Federal income tax returns for 1990 through 1994. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987. The IRS has denied these claims. The corporation is contesting this denial by the IRS. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1995.

16.  PROVISION FOR RESTRUCTURING

     In the third quarter of 1995, the corporation took actions to strategically restructure elements of all its business units to lower costs and improve competitiveness for the long term. The corporation recorded a $20,044,000 provision for these restructuring actions. This provision includes $1,858,000 for employee severance costs in COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC), $10,866,000 to restructure COMSAT's entertainment businesses, and $7,320,000 to restructure several businesses within COMSAT RSI (CRSI) and for actions taken in COMSAT Laboratories.

     The actions taken in CWS and CMC were associated with the consolidation of the management and administration of these two businesses into one business unit. As a result, various administrative, marketing and other positions were eliminated.

     In the third quarter of 1995, management decided to discontinue the Satellite Cinema scheduled movie operations. The corporation is converting certain Satellite Cinema hotel properties to services provided by On Command Video Corporation and has discontinued or sold Satellite Cinema operations at the remaining hotel properties. The restructuring charge included a provision of $5,140,000 to write down property and inventory to estimated realizable value, an accrual of $1,010,000 for employee severance costs and a charge of $4,716,000 for costs related principally to settling contractual commitments incurred to support the Satellite Cinema business that will not be fulfilled. Additional charges related to the discontinued Satellite Cinema operations may be recorded based upon actual salvage values or severance costs for additional personnel. Revenues for the Satellite Cinema operations were $25,036,000, $34,753,000 and $41,325,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Operating income (loss) before allocation of general and administrative expenses was $(16,591,000), $3,897,000 and $2,017,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Within CRSI, the corporation combined the management and administration of four of its business units into two businesses and decided to discontinue certain product lines in another business unit. The corporation also downsized one of the divisions of its Laboratories business. These actions were substantially completed by the end of 1995. The restructuring provision included $1,920,000 for employee severance costs associated with these actions and $5,400,000 primarily to write down inventory to its estimated realizable value.

17.  BUSINESS SEGMENT INFORMATION

     The corporation reports operating results and financial data in four business segments: International Communications, Mobile Communications, Technology Services and Entertainment. The International Communications segment consists of activities undertaken by the corporation in its COMSAT World Systems (CWS) and COMSAT International Ventures (CIV) businesses. CWS provides voice, data, video and audio communications services between the U.S. and other countries using the INTELSAT satellite network. CIV develops, acquires and manages telecommunications companies in high-growth emerging markets overseas. These ventures provide a wide array of private line and public switched communications services and equipment installations. The Mobile Communications segment consists of activities undertaken by the corporation in its COMSAT Mobile Communications (CMC) business. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world using the Inmarsat satellite system. The Technology Services segment consists of the financial results of COMSAT RSI and COMSAT Laboratories, which include the design and manufacture of voice and data communications networks and products, systems integration services, and applied research and technology services for worldwide users. The Entertainment segment consists of the financial results of Ascent (see Note 5). Ascent provides on-demand entertainment programming and information services primarily to the domestic hospitality industry, owns a professional basketball team and a professional hockey team, and owns a film and television production company.

     Segment Information

     In thousands                                                          1995           1994           1993
     --------------------------------------------------------------------------------------------------------
     Revenues:
         International Communications                              $    292,391   $    271,136   $    249,935
         Mobile Communications                                          180,384        193,530        190,040
         Technology Services (1)                                        205,912        219,119        202,161
         Entertainment                                                  191,477        156,846        121,814
         Eliminations and other corporate                               (18,107)       (13,732)        (9,665)
                                                                   ------------   ------------   ------------
         Total                                                     $    852,057   $    826,899   $    754,285
                                                                   ============   ============   ============

     Operating income (loss) (2)
         International Communications                              $     87,947   $     96,609   $     97,351
         Mobile Communications                                           53,504         53,518         53,753
         Technology Services (1)                                         13,990         21,423         18,309
         Entertainment                                                  (15,445)        13,603          9,583
         Merger and integration costs                                         -         (7,367)             -
         Provision for restructuring (3)                                (20,044)             -              -
         Other corporate                                                (24,317)       (27,535)       (27,416)
                                                                   ------------   ------------   ------------
         Total                                                     $     95,635   $    150,251   $    151,580
                                                                   ============   ============   ============

     Identifiable assets as of December 31:
         International Communications                              $    949,684   $    884,637   $    822,034
         Mobile Communications                                          418,878        420,570        401,649
         Technology Services                                            176,529        147,015        165,011
         Entertainment                                                  483,507        368,904        257,718
         Corporate and other assets (4)                                 285,668        154,866        127,101
                                                                   ------------   ------------   ------------
         Total                                                     $  2,314,266   $  1,975,992   $  1,773,513
                                                                   ============   ============   ============

     Property and equipment additions:
         International Communications                              $    178,787   $    136,525   $    116,652
         Mobile Communications                                           39,795         55,103         50,586
         Technology Services                                              6,910          4,067          7,468
         Entertainment                                                   85,111         90,053         65,325
         Corporate and other assets                                         717            835          2,835
                                                                   ------------   ------------   ------------
         Total                                                     $    311,320   $    286,583   $    242,866
                                                                   ============   ============   ============

     Depreciation and amortization:
         International Communications                              $     96,224   $     84,925   $     73,636
         Mobile Communications                                           40,096         35,299         32,772
         Technology Services                                              7,206          6,880          7,916
         Entertainment                                                   56,213         38,010         25,329
         Corporate and other assets                                       2,285          2,670          2,458
                                                                   ------------   ------------   ------------
         Total                                                     $    202,024   $    167,784   $    142,111
                                                                   ============   ============   ============

    (1) Technology Services segment revenues include intersegment sales totaling $9,960,000 in 1995, $8,625,000 in 1994 and
          $10,132,000 in 1993. Intersegment sales for other segments are not significant. Revenues and operating income reported for the Technology Services segment include business interruption insurance proceeds of $4,835,000 in 1994 and $3,021,000 in 1993.
    (2) The method of allocating indirect corporate costs was changed in 1995. Segment operating results for 1994 and 1993 have been restated for this change.
    (3) If the 1995 provision for restructuring (see Note 16) had been charged to segment operating income, the amounts allocated to each segment would have been: International Communications, $515,000; Mobile Communications, $1,343,000; Entertainment, $10,866,000; and Technology Services, $7,320,000.
    (4) The corporation's investments in unconsolidated businesses are included in Corporate and other assets.

     Related Party Transactions. The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $25,190,000 in 1995, $26,162,000 in 1994 and $23,190,000 in 1993. These revenues were recorded primarily in the International Communications and Technology Services segments.

     Significant Customers. Revenues in 1995,1994 and 1993, respectively, included sales to the U.S. Government of $121,152,000, $121,715,000 and $115,446,000, and to AT&T of $81,866,000, $100,096,000 and
     $117,582,000. Substantially all of the U.S. Government sales are reported in the Mobile Communications and Technology Services segments. Substantially all of the sales to AT&T are reported in the International Communications and Mobile Communications segments.

18.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

     The corporation owns a 50% interest in a partnership which owns the headquarters building leased by the corporation (see Note 10). The corporation has guaranteed repayment of a portion of the partnership's construction loan. The balance of the guarantee was $2,396,000 as of December 31, 1995. The guarantee will be reduced as the loan's principal balance is repaid. The corporation was also contingently liable to banks for $13,731,000 as of December 31, 1995, for outstanding letters of credit securing performance of certain contracts. The estimated fair value of these instruments is not significant.

     Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on fixed operating expenses denominated primarily in British pounds sterling. At December 31, 1995, Inmarsat had several contracts maturing in 1996 to purchase foreign currency for a total of $87,200,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized loss of approximately $400,000 at December 31, 1995.

     Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay pounds sterling. The pounds sterling borrowed were swapped for U.S. dollars with an agreement to exchange the dollars for pounds sterling in order to meet the future lease payments. Inmarsat pays interest on the dollars at an average fixed rate of 8.8%, and it receives variable interest on the sterling amounts based on short-term LIBOR rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges, and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed-interest-rate dollar debt. As of December 31, 1995, Inmarsat had $406,900,000 of swaps to be exchanged for (pound)249,500,000 sterling at various dates through 2006. Inmarsat is exposed to loss if one or more of the counterparties defaults. However, Inmarsat does not anticipate non-performance by the counterparties as all are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized loss of $10,000,000 at December 31, 1995. The fair value was estimated by computing the present value of the dollar obligations using current rates available for issuance of debt with similar terms, and the current value of the sterling at year-end exchange rates.

     The fair value of long-term debt (excluding capitalized leases) was estimated by obtaining a yield-adjusted price as of December 31, 1995 for each obligation from an investment banker.
                                                     Book
     In thousands                                   Amount       Fair Value
     ----------------------------------------------------------------------
     8.125% notes due 2004                    $    160,000     $    178,112
     8.95% notes due 2001                           75,000           85,470
     INTELSAT bonds                                181,507          199,108
     Medium-term notes                              74,000           83,227

     The fair values of the remaining long-term debt not itemized above and the corporation's other financial instruments are approximately equal to their carrying values.

19.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     In thousands, except per              First          Second           Third          Fourth           Total
     share amount                        Quarter         Quarter         Quarter         Quarter            Year
     -----------------------------------------------------------------------------------------------------------
     1995:
         Revenues                     $  207,883      $  210,809(1)   $  203,894      $  229,471(1)   $  852,057
         Operating income                 29,757          44,939             628(2)       20,311          95,635
         Net income (loss)                14,573          22,012         (15,623)         16,855(3)       37,817
         Earnings (loss) per share          0.31            0.46           (0.33)           0.35            0.79
         Dividends per share                0.19-1/2        0.19-1/2        0.19-1/2        0.19-1/2        0.78
         Stock price:
              High                            21-5/8          21              24-5/8          22-5/8          24-5/8
              Low                             17-5/8          18-1/4          19-1/2          18-1/4          17-5/8
              Close                           18-5/8          19-5/8          22-5/8          18-5/8          18-5/8
     -----------------------------------------------------------------------------------------------------------
     1994:
         Revenues                     $  200,495      $  207,861(4)   $  200,771      $  217,772      $  826,899
         Operating income (5)             36,874          41,893          41,436          30,048(6)      150,251
         Net income                       20,181          21,617          21,398          14,446          77,642
         Earnings per share                 0.43            0.46            0.45            0.30            1.64
         Dividends per share                0.18-1/2        0.18-1/2        0.19-1/2        0.19-1/2        0.76
         Stock price:
              High                            30              26-1/2          26-1/2          25-5/8          30
              Low                             24-7/8          20-1/2          23              17-1/2          17-1/2
              Close                           26-1/8          23-1/2          25-5/8          18-5/8          18-5/8

     (1) Revenues include the corporation's share of NBA expansion fees totaling $8,802,000 in the second quarter of 1995 and $367,000 in the fourth quarter of 1995.
     (2) The third quarter of 1995 includes a $20,044,000 provision for restructuring (see Note 16 to the financial statements).
     (3) The fourth quarter of 1995 includes a $19,286,000 pre-tax gain as a result of the public offering of the common stock of Ascent
         (see Note 5 to the financial statements). Additionally, the corporation recorded accounting charges to operating income totaling $2,265,000 net of tax, to conform the corporation's consolidation of Ascent to Ascent's externally reported financial results.
     (4) Revenues include business interruption insurance income of $4,835,000 in the second quarter of 1994.
     (5) Operating income is net of nonrecurring charges for merger and integration costs totaling $4,264,000, $477,000 and $2,626,000 in the second, third and fourth quarters of 1994, respectively.
     (6) The fourth quarter of 1994 includes nonrecurring charges of $1,049,000 for employee severance costs related to a reduction in force and $7,206,000 for the corporation's share of costs related to an early retirement program offered by INTELSAT.

Item 9.  Disagreements on Accounting and Financial Disclosure.   None.


                                  PART III


     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10-13 is incorporated by reference from the COMSAT - 1996 Annual Meeting of Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

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

            1. Consolidated Financial Statements and Supplementary Data of
               Registrant.

               a.  Independent Auditors' Report
               b. Consolidated Financial Statements of COMSAT Corporation and Subsidiaries

                   (i) Consolidated Income Statements for the Years Ended December 31, 1995, 1994 and 1993

                   (ii) Consolidated Balance Sheets as of December 31, 1995 and 1994

                   (iii) Consolidated Cash Flow Statements for the Years Ended
                         December 31, 1995, 1994 and 1993

                   (iv) Statements of Changes in Consolidated Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

                   (v) Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended December 31, 1995

            2. Financial Statement Schedules Relating to the Consolidated
               Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1995.

               a. Schedule I -- Condensed Financial Information of Registrant
               b. Schedule II -- Valuation and Qualifying Accounts

               All Schedules except those listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

      (b)   Reports on Form 8-K.

            None.

      (c) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

Exhibit No. 3 - Articles of Incorporation and By-laws.

      3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993).

      3.2      By-laws of Registrant, as amended through February 16, 1996.

      3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation. (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

      4.1 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934, which are held by citizens of the United States. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      4.2 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934, which are held by aliens. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

      4.3 Specimen of a certificate representing Series II shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934.
               (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

      4.4 Standard Multiple-Series Indenture Provisions, dated March 15, 1991. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.)

      4.5 Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.)

      4.6 Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N. A. (Incorporated by reference from Exhibit No. 4(c) to Registrant's
               Registration Statement on Form S-3 (No. 33-54369) filed on June 30, 1994.)

      4.7 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991.)

      4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992.)

      4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached). (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995.
               (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

Exhibit No. 10 - Material Contracts

      10.1 Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.2 Operating Agreement Relating to INTELSAT by Governments which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated March 24, 1980. (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981. (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

      10.5     Convention on the International Maritime Satellite
               Organization (INMARSAT) dated September 3, 1976.
               (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

      10.6 Operating Agreement on INMARSAT dated September 3, 1976. (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

      10.7* Registrant's 1982 Stock Option Plan. (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

      10.8 Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983.)

      10.9     Amendment to Exhibit 10.8 dated September 1, 1992.
               (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.10* Registrant's Insurance and Retirement Plan for Executives, as amended and restated by the Board of Directors on June
               21, 1985, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993.)

      10.11* Registrant's 1986 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 10(g) to Registrant's
               Registration Statement on Form S-4 (File No. 33-9966) filed on November 4, 1986.)

      10.12* Registrant's Non-Employee Directors Stock Option Plan. (Incorporated by reference from Exhibit No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.)

      10.13 Amendment No. 1 to Exhibit 10.12 dated March 16, 1990. (Incorporated by reference from Exhibit No. 10(g)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.14 Amendment No. 2 to Exhibit 10.12 dated January 15, 1993. (Incorporated by reference from Exhibit No. 10(k)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.15 Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.16 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.)

      10.17 Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services. (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.18 Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

      10.19 Amendment No. 1 to Exhibit 10.18 dated May 20, 1993. (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.20* Registrant's 1990 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.21* Amendment No. 1 to Exhibit 10.20 dated January 15, 1993. (Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.22* Amendment No. 2 to Exhibit 10.20 dated January 16, 1994. (Incorporated by reference from Exhibit No. 10(o)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.23 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.24 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.25 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant). (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.26 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

      10.27* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(v) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.28 Service Agreement, dated September 12, 1990, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

      10.29 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.30 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.31 Lease Agreement, dated June 8, 1993, between GTE Airfone, Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.32 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.33 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.34    Amendment to Exhibit 10.33 dated as of December 1, 1995.

      10.35 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.36 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.37    Amendment to Exhibit 10.36 dated April 7, 1995.
               (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995.)

      10.38 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.39 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.40 Amendment No. 1 to Exhibit 10.39 dated as of December 17, 1994. (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.41 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.42    Amendment to Exhibit 10.41 dated as of July 1, 1995.

      10.43 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.44 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 22 March 1994. (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.45 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.46    Fiscal Agency Agreement between International
               Telecommunications Satellite Organization, Issuer, and
               Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 14 October 1994. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.47* Registrant's Annual Incentive Plan. (Incorporated by reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.48 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 28 February 1995. (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.49 Asset Purchase Agreement, dated as of May 24, 1995, between COMSAT Video Enterprises, Inc. and Le Club de Hockey Les Nordiques, Societe en Commandite (Limited Partnership). (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      10.50* Employment Agreement, dated as of December 18, 1995, between Ascent and Charles Lyons. (Incorporated by reference from Exhibit No. 10.16 to the Report on Form 10-K filed by Ascent Entertainment Group, Inc. for the fiscal year ended December 31, 1995.)

      10.51* Agreement, dated as of December 5, 1995, between the Registrant and Ronald J. Mario.

      10.52* Employment Agreement, dated as of January 30, 1994, by and among the Registrant, CTS America, Inc. and Richard E. Thomas. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Registration Statement on Form S-4 (File No. 33-53437) filed on May 3, 1994.)

      10.53* Registrant's 1995 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 99 to the Registrant's definitive Proxy Statement on Schedule 14A filed on April 7, 1995).

      10.54 Corporate Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain matters arising in connection with Ascent's initial public offering.

      10.55 Intercompany Services Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to the provision of certain services subsequent to Ascent's initial public offering.

      10.56 Tax Sharing Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain tax matters arising subsequent to Ascent's initial public offering.

Exhibit No. 11 - Statement re computation of per share earnings.

Exhibit No. 21 - Subsidiaries of the Registrant as of March 31, 1996.

Exhibit No. 23 - Consents of experts and counsel.
                 Consent of Independent Auditors dated March 29, 1996.

Exhibit No. 27 - Financial Data Schedule.

*Compensatory plan or arrangement.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMSAT CORPORATION
                                               (Registrant)

Date: March 29, 1996                   By  /s/ Alan G. Korobov
                                          (Alan G. Korobov, Controller)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity and on the date indicated.


                                          (1) Principal executive officer


Date: March 29, 1996                   By /s/ Bruce L. Crockett
                                          ----------------------
                                          (Bruce L. Crockett, President and
                                           Chief Executive Officer)


                                          (2) Principal financial officer


Date: March 29, 1996                   By /s/ Allen E. Flower
                                          --------------------
                                          (Allen E. Flower, Vice President
                                           and Chief Financial Officer)


                                          (3) Principal accounting officer


Date: March 29, 1996                   By /s/ Alan G. Korobov
                                          --------------------
                                          (Alan G. Korobov, Controller)

                                          (4) Board of Directors



Date: March 29, 1996                   By /s/ Melvin R. Laird
                                          (Melvin R. Laird, Chairman and
                                           Director)


                                       By /s/ Lucy Wilson Benson
                                         (Lucy Wilson Benson, Director)



                                       By /s/ Edwin I. Colodny
                                         (Edwin I. Colodny, Director)



                                       By /s/ Bruce L. Crockett
                                         (Bruce L. Crockett, Director)



                                       By /s/ Lawrence S. Eagleburger
                                         (Lawrence S. Eagleburger, Director)



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



                                       By /s/ Arthur Hauspurg
                                         (Arthur Hauspurg, Director)



                                       By /s/ Peter S. Knight
                                         (Peter S. Knight, Director)



                                       By /s/ Peter W. Likins
                                         (Peter W. Likins, Director)

                                       By /s/ Howard M. Love
                                         (Howard M. Love, Director)



                                       By /s/ Charles T. Manatt
                                        (Charles T. Manatt, Director)



                                       By /s/ Robert G. Schwartz
                                         (Robert G. Schwartz, Director)



                                       By /s/ C. J. Silas
                                         (C. J. Silas, Director)



                                       By /s/ Dolores D. Wharton
                                         (Dolores D. Wharton, Director)

                       COMSAT CORPORATION (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                INCOME STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

In thousands                                                              1995            1994            1993
- ---------------------------------------------------------------------------------------------------------------
Revenues                                                          $    428,943    $    446,380    $    443,986
                                                                 --------------  --------------  --------------

Operating expenses:
     Cost of services                                                  130,899         163,745         169,841
     Depreciation and amortization                                     131,596         121,131         109,373
     Research and development                                            9,114          10,009          11,710
     General and administrative                                         19,856          22,851          21,819
     Merger and integration costs                                            -           2,469               -
     Provision for restructuring                                         3,702               -               -
                                                                 --------------  --------------  --------------

     Total operating expenses                                          295,167         320,205         312,743
                                                                 --------------  --------------  --------------

Operating income                                                       133,776         126,175         131,243

Gain on sale of shares of a subsidiary                                  19,286               -               -

Other income, net                                                        2,160           1,371           8,984

Interest cost                                                          (66,801)       (47,924)         (44,356)

Interest capitalized                                                    20,355          23,662          22,197
                                                                 --------------  --------------  --------------

Income before taxes, equity in net income (loss) of
     subsidiaries and cumulative effect of accounting change           108,776         103,284         118,068

Income tax expense                                                     (42,515)        (39,507)        (46,315)
                                                                 --------------  --------------  --------------

Income before equity in net income (loss) of subsidiaries
     and cumulative effect of accounting change                         66,261          63,777          71,753

Equity in net income (loss) of subsidiaries                            (28,444)         13,865          14,897
                                                                 --------------  --------------  --------------

Income before cumulative effect of accounting change                    37,817          77,642          86,650

Cumulative effect of accounting change for income taxes                      -               -          (2,256)
                                                                 --------------  --------------  --------------


Net income                                                        $     37,817   $      77,642   $      84,394
                                                                 ==============  ==============  ==============


                       COMSAT CORPORATION (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                        As of December 31, 1995 and 1994

In thousands                                                                              1995            1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $    102,796    $          -
     Receivables                                                                        80,413          97,524
     Other                                                                              27,137          20,245
                                                                                 --------------  --------------
     Total current assets                                                              210,346         117,769
                                                                                 --------------  --------------

Property and equipment (net of accumulated depreciation of
     $790,247 in 1995 and $679,239 in 1994)                                          1,204,675       1,177,124
Investment in and amounts due from subsidiaries                                        542,525         491,929
Other assets                                                                            58,629          28,331
                                                                                 --------------  --------------
     Total assets                                                                  $ 2,016,175     $ 1,815,153
                                                                                 ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                  $     10,375    $      5,005
     Commercial paper                                                                        -         121,356
     Accounts payable and accrued liabilities                                           49,501          55,055
     Due to related parties                                                             22,825          36,750
                                                                                 --------------  --------------
     Total current liabilities                                                          82,701         218,166
                                                                                 --------------  --------------

Long-term debt                                                                         590,378         511,473
Note payable to subsidiary                                                             206,200               -
Deferred income taxes and investment tax credits                                       135,572         109,248
Other long-term liabilities                                                            160,820         151,325

Stockholders' equity:
     Common stock                                                                      324,074         312,143
     Retained earnings                                                                 533,238         532,229
     Treasury stock and other                                                          (16,808)        (19,431)
                                                                                 --------------  --------------
     Total stockholders' equity                                                        840,504         824,941
                                                                                 --------------  --------------
     Total liabilities and stockholders' equity                                    $ 2,016,175     $ 1,815,153
                                                                                 ==============  ==============



                       COMSAT CORPORATION (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              CASH FLOW STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

In thousands                                                              1995            1994            1993
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         $    216,743    $    186,015    $    229,502
                                                                 --------------  --------------  --------------

Cash flows from investing activities:
     Purchase of property and equipment                               (171,247)       (165,185)       (161,296)
     Investments in unconsolidated businesses                          (27,200)         (1,895)         (2,824)
     Change in intercompany balances, net                              (48,738)       (158,957)        (55,555)
     Decrease in INTELSAT ownership                                     17,919          13,520          16,442
     Other                                                             (13,155)            430           4,680
                                                                 --------------  --------------  --------------

     Net cash used in investing activities                            (242,421)       (312,087)       (198,553)
                                                                 --------------  --------------  --------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                           81,986         112,296          32,745
     Repayment of long-term debt                                        (2,975)        (71,306)        (36,378)
     Borrowings from subsidiary                                        206,200               -               -
     Net short-term borrowings (repayments)                           (121,356)         78,123          (4,562)
     Borrowings against company-owned life insurance policies            2,542          32,437               -
     Common stock issued                                                10,834           5,291           7,952
     Cash dividends paid                                               (36,874)        (33,133)        (29,577)
     Other                                                             (11,883)         (1,333)          1,066

                                                                 --------------  --------------  --------------
     Net cash provided by (used for) financing activities              128,474         122,375         (28,754)
                                                                 --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                   102,796          (3,697)          2,195
Cash and cash equivalents, beginning of year                                 -           3,697           1,502
                                                                 --------------  --------------  --------------
Cash and cash equivalents, end of year                            $    102,796    $           -  $       3,697
                                                                 ==============  ==============  ==============


                       COMSAT CORPORATION (PARENT COMPANY)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              For the Years Ended December 31, 1995, 1994 and 1993


1.   BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements, and Notes thereto included in the accompanying Annual Report on Form 10-K,
     Part II, Item 8.

2.   LONG-TERM DEBT

     The components of long-term debt are as follows:

     In thousands                                                                          1995             1994
     -------------------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                         $    160,000     $    160,000
     8.95% notes due 2001                                                                75,000           75,000
     6.75% INTELSAT Eurobonds due 2000                                                   28,659           30,194
     7.375% INTELSAT Eurobonds due 2002                                                  38,212           40,258
     8.375% INTELSAT Eurobonds due 2004                                                  38,212           40,258
     6.625% INTELSAT Asian bonds due 2004                                                38,212           40,258
     8.125% INTELSAT Eurobonds due 2005                                                  38,212                -
     Immarsat lease financing obligations                                               112,203          100,434
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007                                    74,000           32,000
     Discounts on notes payable                                                          (1,957)          (1,924)
                                                                                   ------------     ------------
     Total                                                                              600,753          516,478
     Less current maturities                                                            (10,375)          (5,005)
                                                                                   ------------     ------------
     Total long-term debt                                                          $    590,378     $    511,473
                                                                                   ============     ============

     The principal amount of debt (excluding the Inmarsat lease financing obligation) maturing over the next five years is none in 1996 through 1999 and $28,659,000 in 2000. See Note 8 to the Consolidated Financial Statements on Form 10-K, Part II, Item 8, for a discussion of the Inmarsat lease financing obligation.

3.   NOTE PAYABLE TO SUBSIDIARY

     In 1995, COMSAT Corporation borrowed $206,200,000 from a subsidiary, COMSAT Capital I, L.P. (see Note 9 to the Consolidated Financial Statements on Form 10-K, Part II, Item 8). Interest of 8.125% per annum is payable monthly. The entire principal amount is due in July 2025. The maturity may be extended to a date not later than July 2044 at the election of the borrower, provided that certain financial covenants are satisfied.

                       COMSAT CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993


                                                    Balance at
                                                   Beginning of     Charged to                     Balance at
    In thousands                                       Year          Expenses    Deductions(a)     End of Year
    ----------------------------------------------------------------------------------------------------------
    1993:
    Allowance for loss on accounts receivable     $      10,980   $      3,525   $       1,667    $     12,838
    Allowance for loss on investments             $       1,000   $          -   $           -    $      1,000

    1994:
    Allowance for loss on accounts receivable     $      12,838   $      2,428   $       5,891    $      9,375
    Allowance for loss on investments             $       1,000   $          -   $         250    $        750

    1995:
    Allowance for loss on accounts receivable     $       9,375   $      5,138   $       1,435    $     13,078
    Allowance for loss on investments             $         750   $          -   $           -    $        750



   (a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.


                               EXHIBIT INDEX

    Exhibit
      No.                        Description

      3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993).

      3.2      By-laws of Registrant, as amended through February 16, 1996.

      3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation. (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992.)

      4.1 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934, which are held by citizens of the United States. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      4.2 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934, which are held by aliens. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

      4.3 Specimen of a certificate representing Series II shares of COMSAT Common Stock, without par value, registered under
               Section 12 of the Securities Exchange Act of 1934.
               (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982.)

      4.4 Standard Multiple-Series Indenture Provisions, dated March 15, 1991. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.)

      4.5 Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991.)

      4.6 Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N. A. (Incorporated by reference from Exhibit No. 4(c) to Registrant's
               Registration Statement on Form S-3 (No. 33-54369) filed on June 30, 1994.)

      4.7 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991.)

      4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached). (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992.)

      4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to the Chase Manhattan Bank (National Association), as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached). (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities. (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995.
               (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      10.1 Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.2 Operating Agreement Relating to INTELSAT by Governments which entered into force on February 12, 1973. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated March 24, 1980. (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980.)

      10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981. (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

      10.5     Convention on the International Maritime Satellite
               Organization (INMARSAT) dated September 3, 1976.
               (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

      10.6 Operating Agreement on INMARSAT dated September 3, 1976. (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978.)

      10.7* Registrant's 1982 Stock Option Plan. (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981.)

      10.8 Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983.)

      10.9     Amendment to Exhibit 10.8 dated September 1, 1992.
               (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.10* Registrant's Insurance and Retirement Plan for Executives, as amended and restated by the Board of Directors on June
               21, 1985, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993.)

      10.11* Registrant's 1986 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 10(g) to Registrant's
               Registration Statement on Form S-4 (File No. 33-9966) filed on November 4, 1986.)

      10.12* Registrant's Non-Employee Directors Stock Option Plan. (Incorporated by reference from Exhibit No. 10(h) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.)

      10.13 Amendment No. 1 to Exhibit 10.12 dated March 16, 1990. (Incorporated by reference from Exhibit No. 10(g)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.14 Amendment No. 2 to Exhibit 10.12 dated January 15, 1993. (Incorporated by reference from Exhibit No. 10(k)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.15 Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.16 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft. (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988.)

      10.17 Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services. (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.18 Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services. (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

      10.19 Amendment No. 1 to Exhibit 10.18 dated May 20, 1993. (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.20* Registrant's 1990 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989.)

      10.21* Amendment No. 1 to Exhibit 10.20 dated January 15, 1993. (Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.22* Amendment No. 2 to Exhibit 10.20 dated January 16, 1994. (Incorporated by reference from Exhibit No. 10(o)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.23 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.24 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.25 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant). (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992.)

      10.26 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991.)

      10.27* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993. (Incorporated by reference from Exhibit No. 10(v) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.28 Service Agreement, dated September 12, 1990, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services. (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990.)

      10.29 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.30 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York. (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.31 Lease Agreement, dated June 8, 1993, between GTE Airfone, Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment. (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.32 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic. (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.33 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.34    Amendment to Exhibit 10.33 dated as of December 1, 1995.

      10.35 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.36 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.37    Amendment to Exhibit 10.36 dated April 7, 1995.
               (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995.)

      10.38 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.39 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.40 Amendment No. 1 to Exhibit 10.39 dated as of December 17, 1994. (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.41 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment. (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.42    Amendment to Exhibit 10.41 dated as of July 1, 1995.

      10.43 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic. (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.44 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 22 March 1994. (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.45 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A. (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.46 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 14 October 1994. (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.47* Registrant's Annual Incentive Plan. (Incorporated by reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.48 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of 28 February 1995. (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.)

      10.49 Asset Purchase Agreement, dated as of May 24, 1995, between COMSAT Video Enterprises, Inc. and Le Club de Hockey Les Nordiques, Societe en Commandite (Limited Partnership). (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)

      10.50* Employment Agreement, dated as of December 18, 1995, between Ascent and Charles Lyons. (Incorporated by reference from Exhibit No. 10.16 to the Report on Form 10-K filed by Ascent Entertainment Group, Inc. for the fiscal year ended December 31, 1995.)

      10.51* Agreement, dated as of December 5, 1995, between the Registrant and Ronald J. Mario.

      10.52* Employment Agreement, dated as of January 30, 1994, by and among the Registrant, CTS America, Inc. and Richard E. Thomas. (Incorporated by reference from Exhibit No. 10(a) to Registrant's Registration Statement on Form S-4 (File No. 33-53437) filed on May 3, 1994.)

      10.53* Registrant's 1995 Key Employee Stock Plan. (Incorporated by reference from Exhibit No. 99 to the Registrant's definitive Proxy Statement on Schedule 14A filed on April 7, 1995).

      10.54 Corporate Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain matters arising in connection with Ascent's initial public offering.

      10.55 Intercompany Services Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to the provision of certain services subsequent to Ascent's initial public offering.

      10.56 Tax Sharing Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain tax matters arising subsequent to Ascent's initial public offering.

      11       Statement re computation of per share earnings.

      21       Subsidiaries of the Registrant as of March 31, 1996.

      23       Consents of experts and counsel.
               Consent of Independent Auditors dated March 29, 1996.

      27       Financial Data Schedule.

*Compensatory plan or arrangement.