Form 10-Q
period 1996-03-31
COMSAT CORP
filed 1996-05-15
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 1996
                       Commission File Number 1-4929




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





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

48,012,000 shares of the Registrant's common stock were outstanding as of March 31, 1996.

PART I.     Financial Information

Item 1.     Interim Financial Statements for the Corporation (Unaudited)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements

                                                                                   Quarter Ended March 31,
In thousands, except per share amounts                                                1996            1995
- - - ----------------------------------------------------------------------------------------------------------
Revenues                                                                      $    245,725    $    207,883
                                                                              ------------    ------------

Operating expenses:
     Cost of services                                                              155,026         121,213
     Depreciation and amortization                                                  52,704          47,378
     Research and development                                                        5,142           4,605
     General and administrative                                                      7,089           4,930
                                                                              ------------    ------------
     Total operating expenses                                                      219,961         178,126
                                                                              ------------    ------------

Operating income                                                                    25,764          29,757

Interest and other income (expense), net                                            (1,356)          2,029

Interest expense, net of amounts capitalized                                        (9,101)         (8,875)
                                                                              ------------    ------------

Income before taxes                                                                 15,307          22,911

Income tax expense                                                                  (5,980)         (8,338)
                                                                              ------------    ------------

Net income                                                                    $      9,327    $     14,573
                                                                              ============    ============

Earnings per share                                                            $       0.19    $       0.31
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                                                 March 31,    December 31,
In thousands                                                                          1996            1995
- - - ----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $     10,356    $    124,156
     Receivables                                                                   263,693         234,465
     Inventories                                                                    27,942          26,851
     Other                                                                          36,590          40,353
                                                                              ------------    ------------
     Total current assets                                                          338,581         425,825
                                                                              ------------    ------------

Property and equipment (net of accumulated depreciation
  of $1,165,132 in 1996 and $1,156,518 in 1995)                                  1,562,903       1,528,053
Investments                                                                        125,991          88,378
Goodwill                                                                            66,269          67,569
Franchise rights                                                                   106,757         107,962
Other assets                                                                       152,952          96,479
                                                                              ------------    ------------
     Total assets                                                             $  2,353,453    $  2,314,266
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current notes payable                                                    $     62,193    $     11,688
     Accounts payable and accrued liabilities                                      140,825         164,801
     Due to related parties                                                         18,242          22,825
     Other                                                                           9,591           5,155
     Total current liabilities                                                     230,851         204,469
                                                                              ------------    ------------

Long-term debt                                                                     660,166         664,601
Deferred income taxes and investment tax credits                                   139,159         134,208
Accrued postretirement benefit costs                                                49,968          49,497
Other long-term liabilities                                                        133,067         129,911
                                                                              ------------    ------------
     Total liabilities                                                           1,213,211       1,182,686
                                                                              ------------    ------------
Minority interest                                                                   91,001          92,147
                                                                              ------------    ------------
Preferred securities issued by subsidiary                                          200,000         200,000
                                                                              ------------    ------------

Stockholders' equity:
     Common stock                                                                  328,448         324,074
     Retained earnings                                                             533,911         533,238
     Treasury stock                                                                 (8,083)         (9,020)
     Other                                                                          (5,035)         (8,859)
     Total stockholders' equity                                                    849,241         839,433
                                                                              ------------    ------------
     Total liabilities and stockholders' equity                               $  2,353,453    $  2,314,266
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                   Quarter Ended March 31,
In thousands                                                                          1996            1995
- - - ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                               $      9,327    $     14,573
     Adjustments for noncash depreciation and amortization                          52,704          47,378
     Changes in operating assets and liabilities                                   (42,866)        (28,270)
     Other                                                                           8,097          (1,703)
                                                                              ------------    ------------
     Net cash provided by operating activities                                      27,262          31,978
                                                                              ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                            (91,713)        (86,576)
     Decrease in INTELSAT ownership                                                      -          12,022
     Decrease (increase) in Inmarsat ownership                                       5,739          (9,146)
     Investments in unconsolidated businesses                                      (34,783)        (11,680)
     Other                                                                          (4,198)           (862)
                                                                              ------------    ------------
     Net cash used in investing activities                                        (124,955)        (96,242)
                                                                              ------------    ------------

Cash flows from financing activities:
     Common stock issued                                                             2,234           2,582
     Cash dividends paid                                                            (9,328)         (9,178)
     Proceeds from issuance of long-term debt                                            -          57,136
     Repayment of long-term debt                                                    (5,830)         (4,137)
     Net short-term borrowings                                                      47,998          20,412
     Repayment of  borrowings against company-owned life
       insurance policies                                                          (51,175)              -
     Other                                                                              (6)         (4,887)
                                                                              ------------    ------------
     Net cash provided (used) by financing activities                              (16,107)         61,928
                                                                              ------------    ------------

Net decrease in cash and cash equivalents                                         (113,800)         (2,336)
Cash and cash equivalents, beginning of period                                     124,156          18,658
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $     10,356    $     16,322
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   Financial Statement Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation (COMSAT or the corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements should be read in the context of the financial statements and notes thereto filed with the SEC in the corporation's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   INTELSAT and Inmarsat Share Changes

     The corporation's ownership share of INTELSAT has increased slightly since December 31, 1995.

     The corporation received cash proceeds of $5.7 million for a reduction in its ownership share in Inmarsat from 24.0% at December 31, 1995 to 23.0% as of March 31, 1996.

3.   Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:

                                                                                 March 31,    December 31,
In thousands                                                                          1996            1995
- - - ----------------------------------------------------------------------------------------------------------
Finished goods                                                                $      8,383    $      8,137
Work in progress                                                                    10,618          10,260
Raw materials                                                                        8,941           8,454
                                                                              ------------    ------------
Total                                                                         $     27,942    $     26,851
                                                                              ============    ============

4.   Investments

     As discussed in Notes 7 and 10 to the 1995 financial  statements,  the
corporation   and  Inmarsat  have   committed  to  invest  in  I-CO  Global
Communications (Holdings) Limited (ICO). In January 1996, the corporation made an additional $29.2 million investment in ICO. The total of the corporation's and Inmarsat's investments in ICO was $54.2 million as of March 31, 1996. See Notes 7 and 8 of this Form 10-Q for further discussions of ICO matters.

5.   Satellite Launch Failure

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the construction and capitalized interest costs was fully insured. Insurance proceeds of $39.2 million were received in April 1996 and $11.8 million were received in May 1996. An additional $2.8 million is expected to be received before the end of the second quarter of 1996.

6.   Denver Arena Development Project

     On March 28, 1996, Ascent Entertainment Group Inc. (Ascent), an 80.67% owned subsidiary of COMSAT, entered into an agreement with The Anschutz Corporation (TAC), with which Ascent had been jointly developing a proposed arena project in Denver Colorado, to purchase TAC's interests and assets related to the project. Ascent paid TAC $6.6 million in cash. Ascent also agreed to pay an additional $5.0 million and granted a paid-up suite license both contingent on the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet as short-term debt of $2.5 million and long-term debt of $2.0 million at March 31, 1996. As part of the agreement, TAC agreed to use reasonable efforts to facilitate the development of the proposed arena. In connection with this agreement, Ascent also purchased TAC's limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which owns an amusement park in downtown Denver, for $4.1 million. The purchase of TAC's interest in Elitch Gardens increased Ascent's interest from 13% to 26%.

     Additionally, in March 1996, Ascent entered into an agreement with Southern Pacific Transportation Company to purchase land in downtown Denver for $20.0 million for the proposed arena site. The land purchase agreement is subject to several conditions including obtaining reasonable financing and the release of the teams from their current lease at McNichols Arena.

7.   Regulatory Matters and Contingencies

     Investment in ICO. As discussed in Note 10 to the 1995 financial statements, the corporation has applied to the FCC for authority to participate as an investor and service provider in ICO. In acting on the application, which is opposed by ICO's competitors, the FCC will determine whether the corporation satisfies the requisite legal and policy criteria to participate in ICO. The corporation believes that all necessary operating authorizations with respect to ICO will be obtained, although the FCC may condition U.S. service via ICO on reciprocal access by ICO's U.S. competitors to foreign markets. In addition, the provision of ICO service in the U.S. may be subject to the availability of adequate spectrum on an economic basis.

     Inmarsat Satellites. As discussed in Note 11 to the 1995 financial statements, the corporation had received FCC authorization to participate in the procurement of four third- generation Inmarsat satellites, with an application relating to a fifth satellite pending. The first Inmarsat-3 satellite was successfully launched in April 1996 and was placed in service in May

1996. In May 1996, the corporation received authorization to participate in the procurement of the fifth satellite and to provide communications services, including its Planet 1SM and other land mobile services, over the Inmarsat-3 satellites.

     Litigation. As discussed in Note 11 to the 1995 financial statements, the corporation is defending an antitrust suit brought by PanAmSat against the corporation. Discovery in the suit ended in November 1994; however, PanAmSat has motions pending which, if granted, would result in additional discovery. In December 1994, the corporation filed a motion which is pending before the court for summary judgment directed to dismissal of all claims in the complaint. In the opinion of management, the complaint against the corporation is without merit, and the ultimate disposition of this matter will not have a material adverse effect on the corporation's financial statements.

8.   Subsequent Events

     On April 19, 1996, the board of directors of Ascent and its majority owned subsidiary, On Command Video Corporation (OCV), approved a transaction in which Ascent would acquire the assets of SpectraVision Inc. (SpectraVision), which is currently operating in bankruptcy. Ascent intends to combine OCV with SpectraVision's assets and certain of its liabilities to form a new company which is expected to be 72.5% owned by Ascent and the current minority shareholders of OCV. The new company, expected to be named On Command Video, would provide pay-per-view entertainment and information services to approximately one million hotel rooms worldwide. The SpectraVision bankruptcy estate is expected to receive 27.5% of the new company's stock. The new company will also issue warrants to Ascent's designee to purchase 13% of the new company's common stock and warrants to SpectraVision's estate to purchase another 7% of the stock. The transaction is subject to bankruptcy court approval, antitrust clearance and other conditions.

     On May 10, 1996, TRW, Inc. filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against ICO (see
Note 4 of this Form 10-Q). The suit seeks injunctive relief and monetary damages. The corporation has been advised by ICO that it intends to vigorously defend the lawsuit.

9.   New Accounting Pronouncement

     As discussed in Note 1 to the corporation's 1995 financial statements, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 and is effective beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation based on the intrinsic value of the equity instrument awarded. The corporation has elected to continue to account for its stock-based compensation awards to employees under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share in the corporation's 1996 annual financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 1996

                           ANALYSIS OF OPERATIONS

Consolidated Operations

      Consolidated revenues for the first quarter of 1996 were $245.7 million, an increase of $37.8 million over the first quarter of 1995. The majority of the increase came from the Technology Services and Entertainment segments.

     Operating income in the first quarter was $25.8 million, a decline of $4.0 million from the prior year. Establishment of a contingency reserve in International Communication's regulated World Systems division, increased operating losses in the Entertainment segment related to the Colorado Avalanche, which was not included in COMSAT's consolidated results until the second half of 1995, and nonrecurring general and administrative costs contributed to the decrease in operating income. Offsetting these factors in part were cost improvements in Mobile Communications and the favorable impact of increased sales in the Technology Services segment.

     Interest and other income (expense), net, decreased in the first quarter by $3.4 million from last year due to dividends of $4.1 million on the $200 million of Monthly Income Preferred Securities (MIPS) which were issued in July 1995.

     Interest expense, net of amounts capitalized, increased slightly from the first quarter of 1995. Interest capitalized, primarily on satellite construction projects, declined in the first quarter by $0.5 million due to the completion of several satellites. Offsetting the impact of the decrease in capitalized interest were lower interest costs resulting from a decline in short-term borrowings.

     Net income for the first quarter of 1996 was $9.3 million, $5.2 million lower than the same period last year. Earnings per share for the quarter were $0.19, down $0.12 from the comparative period in 1995.

Segment Operating Results

     Commencing in 1996, the corporation reports operating results in three segments: International Communications, Technology Services and Entertainment. The International Communications segment includes, COMSAT
World Systems (CWS), COMSAT Mobile Communications (CMC) and COMSAT International Ventures (CIV). Prior to 1996, CMC was reported in a separate segment.

Results by Segment:

                                                                                   Quarter Ended March 31,
In millions                                                                           1996          1995
- - - ----------------------------------------------------------------------------------------------------------

REVENUES
International Communications:
     World Systems                                                                $   65.6        $   62.7
     Mobile Communications                                                            42.6            47.1
     International Ventures                                                           11.9             7.9
                                                                                  --------        --------
     Total International Communications                                              120.1           117.7
Technology Services                                                                   61.6            46.8
Entertainment                                                                         69.5            47.4
Eliminations and other                                                                (5.5)           (4.0)
                                                                                  --------        --------
     Total revenues                                                               $  245.7        $  207.9
                                                                                  ========        ========

OPERATING INCOME (LOSS)
International Communications:
     World Systems                                                                $   25.5        $   27.6
     Mobile Communications                                                            13.7            12.6
     International Ventures                                                           (3.9)           (3.4)
                                                                                  --------        --------
     Total International Communications                                               35.3            36.8
Technology Services                                                                    3.4             2.6
Entertainment                                                                         (4.2)           (3.2)
                                                                                  --------        --------
     Total segment operating income                                                   34.5            36.2
General and administrative expenses                                                   (7.1)           (4.9)
Other                                                                                 (1.6)           (1.5)
                                                                                  --------        --------
     Total operating income                                                       $   25.8        $   29.8
                                                                                  ========        ========

International Communications

     This segment's revenues in the first quarter were $120.1 million, a 2% improvement over the same period in 1995. Operating income was $35.3 million, $1.5 million lower than the first quarter of 1995.

     CWS's first quarter 1996 revenues increased $2.9 million over the same quarter in 1995 mainly due to increases in IBS traffic, VSAT leases, Wide-band Mobile and INTELSAT system revenues. Conversion of analog to lower cost digital circuits as well as 15% price reductions implemented in 1996 on long-term contracts somewhat offset the traffic increases. Operating income in CWS declined $2.1 million as compared to the previous year because of the establishment of a contingency reserve in the regulated business offset in part by lower operating costs and higher revenues.

     Revenues in CMC in the first quarter declined 10% from the prior year predominantly due to continued price competition in analog telephone services and the expiration of the American Mobile Satellite Corporation
(AMSC) service contract as AMSC began using its own satellite. Digital traffic, however, grew almost 50% this quarter versus the same period last year. Operating income in CMC improved 8% despite the decrease in revenue as a result of the cost savings from the third quarter 1995 restructuring and improvements in CMC's share of Inmarsat's operating performance.

     CIV's first quarter revenues of $11.9 million were 50% higher than the previous year. This improvement was principally driven by continued growth in Argentina and Brazil as well as the introduction of new services in Turkey and Venezuela. The operating loss for the quarter was $0.5 million worse than 1995 due to start-up costs in newer ventures.

Technology Services

     The Technology Services segment includes COMSAT RSI (CRSI) and COMSAT Laboratories. First quarter revenues for this segment increased 32% from the prior year. The improvement came in part from increased sales in the wireless networks business which benefited from the inclusion of two new companies, Plexsys and Jefa, which were not included in consolidated results until the second half of 1995. Revenue growth also came from increases in advanced system sales, classified satellite services and wireless antennas. Operating income improved 29% over the first quarter of 1995 which reflects the improved segment revenues, offset by increased research and development.

Entertainment

     The Entertainment segment is comprised of Ascent Entertainment Group, Inc. (Ascent). The corporation owns 80.67% of Ascent's common stock. Revenues for the quarter improved to $69.5 million, a 47% increase over the first quarter of 1995. The majority of the increase came from the inclusion of the Colorado Avalanche National Hockey League franchise which was acquired in July 1995 and was not included in the consolidated results until the second half of last year. Operating income decreased $1.0 million predominantly because of the inclusion of the Colorado Avalanche.

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

     CWS's quarterly operating income is not expected to change significantly for the balance of the year as compared to the first quarter of 1996. In 1995, CWS signed a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation rescinded this agreement. The corporation has commenced a lawsuit against News Corporation and other parties to recover damages arising out of News Corporation's breach of obligation to COMSAT.

     INTELSAT successfully launched one satellite in the first quarter 1996 and plans two more launches in 1996. In February 1996, there was a launch failure of the INTELSAT 708 satellite aboard a China Long March vehicle. The corporation's investment in the satellite, including capitalized interest, was fully insured. The majority of the insurance proceeds were received in April and May 1996 with the balance of the proceeds expected before the end of the second quarter of 1996. Receipt of the insurance proceeds will reduce the corporation's rate base for jurisdictional rate-making purposes, resulting in a slight reduction of earnings capacity.

     The corporation announced in February 1996 that it had reached agreement with the U.S. Government concerning a joint proposal that would transfer approximately 50% of INTELSAT's assets, including satellites, to a new commercial affiliate. The existing intergovernmental organization would continue to provide basic public network services. The proposal also contemplates that a majority of the affiliate's stock would be sold to external investors. The corporation's objective is to build a consensus on the proposal that can be considered for adoption at the next INTELSAT Assembly of Parties to be held in 1997. A vote of two-thirds of the 139 governments that are members of the INTELSAT consortium is necessary for approval.

     As a result of increasing competition, CMC expects continued pressure on revenues for the balance of 1996. Anticipated increases in revenues from traffic growth are expected to be offset by a reduction in service charges caused by competitive pressures and lower-priced digital versus analog telephone service charges. Operating income is expected to decline as a direct result of increased costs related to the introduction of Planet 1SM, CMC's first generation of personal satellite communications.

     CIV's revenues are expected to continue to grow, driven by increases in its ventures in Argentina and Brazil. Losses for 1996 are anticipated to decrease, compared to 1995, as improvements are made in the two ventures that experienced difficulties in 1995, Belcom (Russia) and Philcom (Philippines).

     Revenues in Technology Services are expected to continue to grow as a result of strong worldwide demand for wireless communications infrastructure and increased U.S. Government spending on advanced communications products and services. Backlog in the Technology Services segment increased $17 million during the quarter to approximately $246 million at March 31, 1996, a 19% improvement over the first quarter of 1995.

     Operating losses in the Entertainment segment are expected for the balance of the year as a result of continued losses related to the Denver Nuggets, the Colorado Avalanche and Beacon Communications.

     On a consolidated basis, the corporation expects continued improvement in revenues as a result of growth predominantly within the Technology Services and Entertainment segments. Improvements in operating income are projected in Technology Services but are expected to be offset by costs in CMC related to the introduction of Planet 1SM service. Interest costs are expected to increase during the balance of 1996 due to increased borrowings primarily for capital expenditures. The corporation also expects that the amount of interest capitalized will decrease as several INTELSAT and Inmarsat satellites are placed in service during 1996. Consolidated net income is expected to remain approximately at current levels.

     In early 1996, the corporation retained an investment banker to assess strategic alternatives for enhancing shareholder value and to analyze the capital needs of its businesses for continued expansion. As part of that effort, the corporation is examining a number of options with a view toward enhancing the ability of certain of its businesses to continue to accelerate their strategic investment programs, while permitting COMSAT as a parent organization to reduce debt, strengthen its balance sheet and improve liquidity.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first three months of 1996 were operations and short-term borrowings. The corporation's working capital decreased from $221.4 million at December 31, 1995 to $107.7 million at March 31, 1996. Cash was expended primarily for property and equipment, repayment of life insurance loans, investment in ICO and the first quarter dividend.

     The corporation has $26 million remaining at March 31, 1996 under a $100 million medium-term note program, which is unchanged from year-end 1995. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's current long-term debt ratings were downgraded one level in early 1996 to A- by Standard and Poor's and to A3 by Moody's. The corporation's current commercial paper ratings were also downgraded one level in early 1996 to A2 by Standard and Poor's and to P2 by Moody's.

     The corporation's debt-financing activities are regulated by the FCC. Under existing FCC guidelines, the corporation is subject to a maximum long-term debt to total capital ratio of 45%, a limit of $200 million in short-term debt and an interest coverage ratio of 2.3 to 1. At March 31,
1996  the  corporation  was  in  compliance  with  those  guidelines.   The
corporation is required to submit its financial plan to the FCC for review annually and in April 1996 submitted its current plan. In the current submission, the corporation requested a temporary decrease in its interest coverage ratio to a minimum of 1.9 to 1 for the 1996 plan year and an increase in its short-term debt limit to a maximum of $275 million as long as the financials of Ascent are consolidated with those of COMSAT. If the FCC approves the modification to guidelines as requested, the corporation expects that the cash flows from operations and its short-term borrowing capacity will be ufficient to fund its cash requirements in 1996.

If the FCC does not approve modification of the guidelines by year-end 1996, the corporation could be required to reduce or reschedule planned capital investments, reduce cash outlays, or reduce debt.

PART II.  Other Information

Item 1.   Legal Proceedings
          See Notes 7 and 8 this Form 10-Q incorporated herein by reference.

Item 2.   Change in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   (a)     Exhibits

                  No. 11 - Computation of Earnings per Share

                  No. 27 - Financial Data Schedule

          (b)     Reports on Form 8-K

                  (i) Report dated February 14, 1996, reporting a joint proposal between the U.S. Government and INTELSAT to restructure INTELSAT.

                  (ii) Report dated April 19, 1996, reporting that Ascent Entertainment Group, Inc. had entered into an agreement to acquire certain assets of SpectraVision, Inc.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             COMSAT Corporation


                           By /s/ Alan G. Korobov
                              Alan G. Korobov
                                 Controller


Date: May 15, 1996

                                                                 Exhibit 11

                    COMSAT CORPORATION AND SUBSIDIARIES
                     Computation of Earnings Per Share


                                                                                   Quarter Ended March 31,
In thousands, except per share amounts                                                1996            1995
- - - ----------------------------------------------------------------------------------------------------------

PRIMARY
Earnings                                                                      $      9,327    $     14,573
                                                                              ============    ============

Shares:
     Weighted average number of common shares outstanding                           47,904          46,989
     Add shares issuable from assumed exercise of options                              643             668
                                                                              ------------    ------------
     Weighted average shares                                                        48,547          47,657
                                                                              ============    ============

Primary earnings per share                                                    $       0.19    $       0.31
                                                                              ============    ============

ASSUMING FULL DILUTION
Earnings                                                                      $      9,327    $     14,573
                                                                              ============    ============

Shares:
     Weighted average number of common shares outstanding                           47,904          46,989
     Add shares issuable from assumed exercise of options                              846             668
                                                                              ------------    ------------
     Weighted average shares                                                        48,750          47,657
                                                                              ============    ============

Fully diluted earnings per share                                              $       0.19    $       0.31
                                                                              ============    ============
