Form 10-Q
period 1996-06-30
COMSAT CORP
filed 1996-08-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1996
                       Commission File Number 1-4929




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

48,472,000 shares of the Registrant's common stock were outstanding as of June 30, 1996.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements

                                                          Quarter Ended June 30,           Six Months Ended June 30,
                                                        --------------------------      ----------------------------
In thousands, except per share amounts                     1996            1995             1996             1995
- --------------------------------------------------------------------------------------------------------------------

REVENUES                                                $ 232,247       $ 210,809        $ 477,972        $ 418,692
                                                        ----------      ----------       ----------       ----------

Operating expenses:
     Cost of services                                     142,969         105,220          297,995          226,433
     Depreciation and amortization                         55,382          48,853          108,086           96,231
     Research and development                               5,692           6,031           10,834           10,636
     General and administrative                             5,529           5,766           12,618           10,696
                                                        ----------      ----------       ----------       ----------
     Total operating expenses                             209,572         165,870          429,533          343,996
                                                        ----------      ----------       ----------       ----------

OPERATING INCOME                                           22,675          44,939           48,439           74,696

Interest and other income (expense), net                   (1,133)            743           (2,489)           2,772

Interest expense, net of amounts capitalized              (10,215)        (10,374)         (19,316)         (19,249)
                                                        ----------      ----------       ----------       ----------

Income before taxes                                        11,327          35,308           26,634           58,219

Income tax expense                                         (5,545)        (13,296)         (11,525)         (21,634)
                                                        ----------      ----------       ----------       ----------

NET INCOME                                              $   5,782       $  22,012        $  15,109        $  36,585
                                                        ==========      ==========       ==========       ==========

EARNINGS PER SHARE                                      $    0.12       $    0.46        $    0.31        $    0.77
                                                        ===========     ==========       ==========       ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                                                       June 30,      December 31,
In thousands                                                                               1996              1995
- -----------------------------------------------------------------------------------------------------------------
ASSETS
- ------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $   27,320        $  124,156
     Receivables                                                                        278,987           234,465
     Inventories                                                                         33,963            26,851
     Other                                                                               31,735            40,353
                                                                                     -----------       -----------
          Total current assets                                                          372,005           425,825
                                                                                     -----------       -----------

Property and equipment (net of accumulated depreciation
     of $1,206,670 in 1996 and $1,156,518 in 1995)                                    1,531,567         1,528,053
Investments                                                                             128,203            88,378
Goodwill                                                                                 66,989            67,569
Franchise rights                                                                        104,595           107,962
Other assets                                                                            156,257            96,479
                                                                                     -----------       -----------
     TOTAL ASSETS                                                                    $2,359,616        $2,314,266
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
     Current notes payable                                                           $   63,954        $   11,688
     Accounts payable and accrued liabilities                                           147,839           164,801
     Due to related parties                                                              19,597            22,825
     Other                                                                                5,485             5,155
                                                                                     -----------       -----------
          Total current liabilities                                                     236,875           204,469
                                                                                     -----------       -----------

Long-term debt                                                                          657,585           664,601
Deferred income taxes and investment tax credits                                        143,786           134,208
Accrued postretirement benefit costs                                                     50,225            49,497
Other long-term liabilities                                                             133,529           129,911
                                                                                     -----------       -----------
     Total liabilities                                                                1,222,000         1,182,686
                                                                                     -----------       -----------

Minority interest                                                                        88,173            92,147
                                                                                     -----------       -----------
Preferred securities issued by subsidiary                                               200,000           200,000
                                                                                     -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock                                                                       328,597           324,074
     Retained earnings                                                                  529,594           533,238
     Treasury stock                                                                      (4,245)           (9,020)
     Other                                                                               (4,503)           (8,859)
                                                                                     -----------       -----------
          Total stockholders' equity                                                    849,443           839,433
                                                                                     -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $2,359,616        $2,314,266
                                                                                     ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements

                                                                                          Six Months Ended June 30,
                                                                                          --------------------------
In thousands                                                                                 1996            1995
- --------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   15,109       $   36,585
     Adjustments for noncash depreciation and amortization                                 108,086           96,231
     Changes in operating assets and liabilities                                           (43,268)         (32,437)
     Other                                                                                  (2,676)           7,752
                                                                                        -----------      -----------
     Net cash provided by operating activities                                              77,251          108,131
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (172,374)        (158,402)
     Decrease (increase) in INTELSAT ownership                                              (1,054)          17,132
     Decrease (increase) in Inmarsat ownership                                               5,746           (9,018)
     Investments in unconsolidated businesses                                              (38,295)         (20,109)
     Insurance proceeds from satellite launch failure                                       54,443                -
     Other                                                                                    (954)          (1,466)
                                                                                        -----------      -----------
     Net cash used in investing activities                                                (152,488)        (171,863)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                                                                     8,102            4,594
     Cash dividends paid                                                                   (18,753)         (18,365)
     Proceeds from issuance of long-term debt                                                    -           81,986
     Repayment of long-term debt                                                            (9,489)          (8,870)
     Net short-term borrowings                                                              50,000            9,568
     Repayment of  borrowings against company-owned life
          insurance policies                                                               (51,443)               -
     Other                                                                                     (16)          (4,982)
                                                                                        -----------      -----------
     Net cash provided by (used for) financing activities                                  (21,599)          63,931
                                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                                       (96,836)             199
Cash and cash equivalents, beginning of period                                             124,156           18,658
                                                                                        -----------      -----------
Cash and cash equivalents, end of period                                                $   27,320       $   18,857
                                                                                        ===========      ===========


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

     The corporation received cash proceeds of $5.7 million for a reduction in its ownership share in Inmarsat from 24.0% at December 31, 1995 to 23.0% as of June 30, 1996.

3.   INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:


                                                                       June 30,    December 31,
In thousands                                                               1996            1995
- -----------------------------------------------------------------------------------------------
Finished goods                                                          $10,485         $ 8,137
Work in progress                                                         14,263          10,260
Raw materials                                                             9,215           8,454
                                                                       --------        --------
Total                                                                   $33,963         $26,851
                                                                       ========        ========

4.   INVESTMENTS

     As discussed in Notes 7 and 10 to the 1995 financial statements, the corporation and Inmarsat have committed to invest in I-CO Global Communications (Holdings) Limited (ICO). In January 1996, the corporation made an additional $29.2 million investment in ICO. The total investment in ICO, including the corporation's share of Inmarsat's investment in ICO, was $54.2 million as of June 30, 1996. See Note 7 of this Form 10-Q for further discussion of ICO matters.

5.   SATELLITE LAUNCH FAILURE

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the construction and capitalized interest costs was fully insured. Insurance proceeds totaling $54.4 million were received in the second quarter of 1996.

6.   DENVER ARENA DEVELOPMENT PROJECT

     On March 28, 1996, Ascent Entertainment Group Inc. (Ascent), an 80.67% owned subsidiary of COMSAT, entered into an agreement with The Anschutz Corporation (TAC), with which Ascent had been jointly developing a proposed arena project in Denver, Colorado, to purchase TAC's interests and assets related to the project. Ascent paid TAC $6.6 million in cash. Ascent also agreed to pay an additional $5.0 million and granted a paid-up suite license, both contingent on the construction and occupancy of the proposed arena. As part of the agreement, TAC agreed to use reasonable efforts to facilitate the development of the proposed arena. In connection with this agreement, Ascent also purchased TAC's limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which owns an amusement park in downtown Denver, for $4.1 million. This purchase increased Ascent's ownership interest in Elitch Gardens from 13% to 26%.

     Additionally, on March 28, 1996, Ascent entered into an agreement with Southern Pacific Transportation Company (SPT) to purchase land in downtown Denver for $20.0 million for the proposed arena site. Pursuant to the agreement, the closing was to have occurred on or before June 28, 1996 but did not take place, and the agreement terminated. The corporation has been advised by Ascent that the agreement may be reinstated. If the agreement is reinstated, consummation of the transaction is subject to several conditions including obtaining reasonable financing, reaching agreements with the city and county of Denver regarding the construction of the proposed arena and the release of the Denver Nuggets and Colorado Avalanche from their current leases at McNichols Arena.

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

     INMARSAT SATELLITES. As discussed in Note 11 to the 1995 financial statements, the corporation had received FCC authorization to participate in the procurement of four third- generation Inmarsat satellites, with an application relating to a fifth satellite pending. The first Inmarsat-3 satellite was successfully launched in April 1996 and was placed in service in May 1996. Also, in May 1996, the corporation received authorization to participate in the procurement of the fifth satellite and to provide communications services, including its Planet 1(SM) and other land mobile services, over the Inmarsat-3 satellites.

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

     On May 10, 1996, TRW, Inc. filed a patent infringement lawsuit in the U.S. District Court for the Central District of California against ICO. The suit seeks injunctive relief and monetary damages. The corporation has been advised by ICO that it intends to vigorously defend the lawsuit.

8.   PLANNED BUSINESS COMBINATION

     On April 19, 1996, Ascent and its majority owned subsidiary, On Command Video Corporation (OCV) entered into an agreement with SpectraVision, Inc. (SpectraVision), which is currently operating under Chapter 11 bankruptcy protection, and SpectraVision's Creditors Committee. Pursuant to the agreement, Ascent would combine OCV with SpectraVision's assets and certain of its liabilities to form a new company which would be
72.5 percent owned by Ascent and the current minority shareholders of OCV. The SpectraVision bankruptcy estate would receive 27.5 percent of the new company's stock which would be distributed through a bankruptcy plan to SpectraVision's estate. The new company would also issue warrants to be distributed by Ascent to purchase 13 percent of the new company's common stock and warrants to SpectraVision's estate to purchase another 7 percent of the stock, in each case on a fully diluted basis. Ascent has agreed that warrants to purchase 9.2 percent of the new company's common stock will be distributed to Ascent's financial advisor in consideration for services in connection with the transaction and for the new company in the future.

     On August 2,  1996,  the  Bankruptcy  Court  approved  SpectraVision's disclosure statement for distribution to SpectraVision's creditors. The Court set September 4, 1996 as the date by which creditors must vote on the Plan of Reorganization (the Plan) described in the disclosure statement, and set September 11, 1996, as the date for a confirmation hearing to approve the Plan. Ascent, OCV and SpectraVision are negotiating the final terms and conditions of certain agreements which must be entered into prior to consummation of the transaction. The transaction remains subject to bankruptcy court approval and other conditions. Assuming such conditions are satisfied Ascent's management believes the transaction will be completed by the end of the third quarter.

9.   NEW ACCOUNTING PRONOUNCEMENT

     As discussed in Note 1 to the corporation's 1995 financial statements, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 and was effective beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS
- -----------------------

     Consolidated revenues for the second quarter of 1996 were $232.3 million, an increase of $21.4 million over the second quarter of 1995. The majority of the increase came from growth within the Technology Services segment. All business units reported increases in second quarter revenues over the same period of last year, except COMSAT Mobile Communications
(CMC) and Ascent Entertainment Group, Inc. (Ascent). Excluding non-recurring revenues recorded in the second quarter of 1995 associated with National Basketball Association (NBA) expansion fees, Ascent's second quarter revenues increased over the same period last year. Year-to-date revenues were $478.0 million, an increase of $59.3 million over the same period last year which reflects improvements in all business units except CMC.

     Operating income in the second quarter was $22.7 million, a decline of $22.3 million from the prior year. During the second quarter of 1995, the corporation recorded non-recurring credits totaling $14.8 million that included a benefit plan curtailment gain at COMSAT RSI, Inc. (CRSI), a credit for Inmarsat-related costs in CMC that were over-accrued during 1994 and the NBA expansion fees. Excluding non-recurring items, the decline over the second quarter of 1995 was $7.5 million. For the first half of 1996 operating income was $48.4 million, $26.3 below the comparable period in 1995. Excluding non-recurring items, the decrease was $11.5 million. The primary causes of the decline in operating income were the establishment of a contingency reserve in International Communication's regulated World Systems division, lower revenues and increased satellite depreciation expense in CMC, and increased operating losses in Ascent.

     Interest and other income (expense), net, decreased in the second quarter and year-to-date by $1.9 million and $5.3 million, respectively, largely due to dividend payments on the $200 million of Monthly Income Preferred Securities which were issued in July 1995, offset in part by the minority interest in the losses from Ascent.

     Interest expense, net of amounts capitalized, for the quarter as well as for the year-to-date period, was relatively unchanged from 1995. This was as a result of a decrease in interest expense because of reduced short-term borrowings, offset by lower interest capitalized due to completion of satellite projects.

     The tax provision for the second quarter of 1996 reflects an increase in the corporation's effective tax rate for the year. The effective tax rate increased primarily due to higher non-deductible losses from foreign ventures.

     Net income for the second quarter was $5.8 million, which was $16.2 million below that of the same period last year. Year-to-date net income was $15.1 million, which was $21.5 million lower than the first half of 1995. Excluding the non-recurring items discussed above, income declined $6.8 million for the second quarter and $12.0 million for the first six months of 1996. Earnings per share for the second quarter and first half of 1996 were $0.12 and $0.31, respectively, compared to $0.46 and $0.77 for the same periods last year. Excluding non-recurring items, earnings per share for the second quarter and first half of 1995 were $0.26 and $0.57, respectively.

SEGMENT OPERATING RESULTS
- -------------------------

     Commencing in 1996, the corporation reports operating results in three segments: International Communications, Technology Services and Entertainment. The International Communications segment includes COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC) and COMSAT International Ventures (CIV). Prior to 1996, CMC was reported in a separate segment.

RESULTS BY SEGMENT:

                                                                Quarter Ended June 30,                Six Months Ended June 30,
                                                             ---------------------------            ----------------------------
In millions                                                    1996                1995               1996                1995
- --------------------------------------------------------------------------------------------------------------------------------

REVENUES
- --------
International Communications:
     World Systems                                           $ 67.5              $ 63.0             $133.1              $125.7
     Mobile Communications                                     39.3                46.1               81.9                93.2
     International Ventures                                    12.4                 8.2               24.3                16.1
                                                             -------             -------            -------             -------
     Total International Communications                       119.2               117.3              239.3               235.0
Technology Services                                            70.4                48.1              132.0                94.9
Entertainment                                                  49.1                49.3              118.7                96.7
Eliminations and other                                         (6.4)               (3.9)             (12.0)               (7.9)
                                                             -------             -------            -------             -------
     Total revenues                                          $232.3              $210.8             $478.0              $418.7
                                                             =======             =======            =======             =======

OPERATING INCOME (LOSS)
- -----------------------
International Communications:
     World Systems                                           $ 24.0              $ 26.7             $ 49.4              $ 54.3
     Mobile Communications                                     11.2                17.6               24.9                30.2
     International Ventures                                    (4.6)               (4.6)              (8.5)               (8.0)
                                                             -------             -------            -------             -------
     Total International Communications                        30.6                39.7               65.8                76.5
Technology Services                                             5.1                 6.5                8.5                 9.1
Entertainment                                                  (6.9)                6.3              (11.1)                3.1
                                                             -------             -------            -------             -------
     Total segment operating income                            28.8                52.5               63.2                88.7
General and administrative expenses                            (5.5)               (5.8)             (12.6)              (10.7)
Other                                                          (0.6)               (1.8)              (2.2)               (3.3)
                                                             -------             -------            -------             -------
     Total operating income                                  $ 22.7              $ 44.9             $ 48.4              $ 74.7
                                                             =======             =======            =======             =======

INTERNATIONAL COMMUNICATIONS
- ----------------------------

     Revenues  in the  International  Communications  segment in the second quarter were $119.2 million and for the first six months were $239.3 million, 2% better than the same periods of last year. Operating income for the second quarter was $30.6 million and for the first half of 1996 was $65.8 million, 23% and 14% lower than the same periods of 1995, respectively.

     CWS's second quarter and year-to-date revenues increased 7% and 6%, respectively, over the same periods of 1995 mostly due to increases in VSAT leases, INTELSAT system revenues, IBS traffic and Wide-band Mobile revenues. Operating income in CWS declined 10% in the second quarter and 9% for the first half of the year as compared to the previous year. This was a result of a lower rate base in the regulated business, offset in part by higher revenues.

     Revenues in CMC, as compared to last year, decreased 15% in the second quarter and 12% for the first six months of 1996 primarily as a result of the expiration of the AMSC service contract, lower revenues from IDB and a decline in telex traffic. In addition, analog telephone revenues decreased relative to last year, since traffic remained flat year-to-year while prices decreased to meet continued competitive pressures. Digital service revenues are slightly improved, but CMC's market share has declined over last year. The lower market share is the result of aggressive pricing by CMC's competitors and delays in introducing several digital data services caused by technical problems.

     CMC's operating income declined $6.4 million for the second quarter and $5.3 million for the first half as compared to last year. During the second quarter of 1995, CMC recorded a $3.3 million non-recurring credit for Inmarsat-related costs that were over-accrued during 1994. Exclusive of the non-recurring, item the decline over last year was $3.1 million for the quarter and $2.0 million for the first six months. This was primarily as a result of the decline in revenues offset in part by cost savings from the third quarter 1995 restructuring.

     CIV's revenues increased 50% over last year for both the second quarter and the first half of 1996 principally due to the growth in the Argentina and Brazil ventures, offset in part by decreases in the Russian venture, BelCom. In 1995, CIV experienced operational difficulties at BelCom and management changes were made during the first quarter of 1996. CIV's operating loss, as compared to last year, was unchanged for the quarter and 6% higher for the first half of the year. Improvements in operating income in the Argentina and Brazil ventures were offset by start-up costs in CIV's newer ventures.

TECHNOLOGY SERVICES
- -------------------

     The Technology Services segment includes CRSI and COMSAT Laboratories. This segment reported a 46% improvement in revenues in the second quarter and a 39% increase year-to-date over the same periods of last year. Approximately half of the growth was related to the consolidation of revenues from two new companies, JEFA and Plexsys International, which were not included in consolidated results until the second half of 1995. The balance of the improvement came predominantly from the Commercial Satellite Communications Initiative (CSCI) contract with the U.S. Department of Defense, mobile satellite service programs and shipments of wireless antennas which were mostly for the U.S. Personal Communications Service
(PCS) market. Operating income declined $1.4 million for the second quarter and $0.6 million for the first half of 1996 as compared to last year. During the second quarter of 1995, CRSI recorded a non-recurring benefit plan curtailment gain of $2.7 million. Excluding such gain, Technology Services performance improved over last year by $1.3 million for the quarter and $2.1 million for the first six months of 1996, which is primarily the result of the improvement in revenues.

ENTERTAINMENT
- -------------

     The Entertainment segment is comprised of Ascent of which COMSAT owns 80.67% of the common stock. Revenues for the second quarter were $49.1 million as compared to $49.3 million for the same period of last year. For the first six months, revenues were $118.7 million as compared to $96.7 million. The second quarter of 1995 included non-recurring revenues of $8.8 million related to NBA expansion fees. In addition, the second quarter and first half of 1995 included revenues of $6.8 million and $13.7 million, respectively, for the Satellite Cinema business, which ceased operations December 31, 1995. Exclusive of these items, revenues improved in the second quarter by $15.4 million and for the first half of 1996 by $44.5 million. Approximately half of these increases is related to the Colorado Avalanche National Hockey League franchise, which was acquired in July 1995. The balance of the increase was predominantly related to growth at On Command Video Corporation (OCV).

     This segment's operating loss for the second quarter was $6.9 million as compared to operating income of $6.3 million for the same period of 1995. For the first half of the year, the loss was $11.1 million compared to income of $3.1 million for the same period last year. The decreases in both periods are primarily attributable to the non-recurring 1995 NBA expansion fees and losses related to the Ascent sport franchises, offset in part by improvements resulting from the elimination of the unprofitable Satellite Cinema operations which incurred a $2.7 million operating loss during the first half of 1995.

OUTLOOK
- -------

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

     In July 1996, Bruce L. Crockett resigned as president and chief executive officer, and the Board of Directors elected Betty C. Alewine president and chief executive officer of the corporation. The corporation also announced that it planned to concentrate its primary efforts on its core international telecommunications services and venture businesses, and over time, to redeploy its capital into such businesses. Among other things, this could entail a further reduction in the corporation's ownership interest in Ascent at an opportune time.

     In the first quarter of 1996, the corporation retained an investment banker to assess strategic alternatives for enhancing shareholder value and to analyze the capital needs of its businesses for continued expansion, while permitting COMSAT as a parent organization to reduce debt, strengthen its balance sheet and improve liquidity. The investment banker's portion of the review has been completed. The corporation is now actively considering the alternatives encompassed by the study and is prioritizing those options in light of strategic, operational and market conditions. Actions as a result of this analysis will be announced as and when decisions are made and implemented.

     CWS's operating income is expected to be lower in the second half of the year as compared to the first half of 1996 due to a reduced rate base resulting from the receipt in the second quarter of 1996 of insurance proceeds related to the launch failure of the INTELSAT 708 satellite.

     Operating income in CMC for the second half of 1996 is expected to decline over the first half of the year as CMC seeks to respond to competition by lowering several service prices and improving the operational performance of its digital services. In addition, the introduction of Planet 1(SM) in the fourth quarter will result in increased start-up costs.

     CIV's revenues are expected to continue to grow, driven by increases in the Argentina and Brazil ventures. CIV losses for the second half of 1996 are expected to be at approximately the same level as the first half of the year as increases in operating income in the Argentina and Brazil ventures are offset by losses at BelCom and CIV's newer ventures. It is anticipated that BelCom will continue to have a negative impact on earnings as BelCom's new management team takes steps to improve operating results. Delays in achieving improvements in BelCom's operating results could result in greater than expected losses at CIV. In August 1996, the corporation increased its ownership interest in BelCom from 72.2% to 98.5% of BelCom's outstanding voting stock primarily as a result of converting certain outstanding indebtednes of Belcom into equity. Accordingly, the corporation will recognize a larger portion of BelCom's losses in the second half of 1996.

     Revenues in Technology Services are expected to continue to increase as a result of anticipated strong worldwide demand for wireless communications infrastructure and increased U.S. Government spending on advanced communications products and services. Operating margins and income in Technology Services are also expected to improve, although not at the same pace as revenues due to the introduction of services under the CSCI contract, the roll-out of new VSAT and cellular switch products and increasing investment in product development. Backlog in the Technology Services segment at June 30, 1996 was $247 million as compared to $209 million at June 30, 1995. Earnings growth in Technology Services, however, will continue to depend upon this segment's ability to contain costs and complete projects with favorable margins.

     Operating losses at Ascent Entertainment Group are projected to be higher in the second half of the year as compared to the first half of 1996. This is primarily a result of seasonality, increased costs in the sports franchises and at OCV, and the expected impact of the pending SpectraVision transaction on OCV results. A number of factors could cause Ascent's actual results to differ materially from those projected, including, but not limited to, unanticipated costs associated with consummation of the SpectraVision transaction or integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises, and market conditions.

     On a consolidated basis, the corporation expects continued improvement in revenues as a result of growth predominantly within the Technology Services and Entertainment segments. Interest costs are expected to increase during the balance of 1996 due to increased borrowings primarily for capital expenditures. Operating results in the second half of 1996 are expected to be significantly below results for the same period of 1995.


                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first half of 1996 were operations, short-term borrowings and insurance proceeds related to the February 1996 launch failure of the INTELSAT 708 satellite. Cash was expended primarily for property and equipment, repayment of life insurance loans, investment in ICO and dividends. The corporation's working capital decreased from $221.4 million at December 31, 1995 to $135.1 million at June 30, 1996.

     The corporation has $26 million remaining at June 30, 1996 under a $100 million medium-term note program, which is unchanged from year-end 1995. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a maximum long-term debt to total capital ratio of 45%, a limit of $200 million in short-term debt and an interest coverage ratio of 2.3 to 1. In April 1996, the corporation submitted its current plan, which seeks a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1 for the 1996 plan year and an increase in its short-term debt limit to $275 million as long as the financials of Ascent are consolidated with those of COMSAT.

     The corporation was in compliance with both the long-term debt to total capital ratio and the short-term debt limit at June 30, 1996 and expects to be in compliance with those guidelines at year-end 1996 if the short-term debt limit is modified as requested. If the FCC approves this request, the corporation expects that the cash flows from operations and its short-term borrowing capacity will be sufficient to fund its cash requirements for the balance of 1996. Comsat expects to seek a further modification of the interest coverage ratio, in order to comply with that guideline at the December 31, 1996 annual measurement date, primarily due to Ascent's operations. Accordingly, the corporation will need to apply for a further modification of the interest coverage ratio and, in order to meet its funding requirements beyond 1996, may seek a further modification of the short-term debt limit.

     If the corporation were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, the corporation would be required to seek advance FCC approval of future financing activities on a case by case basis. If such approval were not granted, the corporation could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------
          See Notes 7 and 8 of this Form 10-Q incorporated herein by reference.

ITEM 2.   Change in Securities
          --------------------
          None

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          At the Corporation's Annual Meeting of Shareholders held on May 17, 1996 (the "Annual Meeting"), all twelve of the Corporation's nominees for director were elected by the vote totals noted below:

          Nominee                               For              Withheld
          -------                               ---              --------

          Lucy Wilson Benson                40,877,599           406,100
          Edwin I. Colodny                  40,876,797           406,901
          Bruce L. Crockett                 40,861,828           419,332
          Lawrence S. Eagleburger           40,863,831           419,867
          Neal B. Freeman                   40,887,576           396,122
          Arthur Hauspurg                   40,873,674           409,997
          Caleb B. Hurtt                    40,890,337           393,361
          Peter W. Likens                   40,890,028           393,670
          Howard M. Love                    40,890,261           393,437
          Robert G. Schwartz                40,875,226           408,472
          C. J. Silas                       40,889,350           393,348
          Delores D. Wharton                40,927,189           356,509

          Bruce L. Crockett resigned as a director of the Corporation on July 19, 1996. The Corporation also has three directors who are appointed by the President pursuant to the Satellite Act of 1962 and whose terms continued after the Annual Meeting. They are:
          Barry M. Goldwater, Peter S. Knight and Charles T. Manatt.

          The  following  additional  matters  were  approved at the Annual
          Meeting:

          o    amendment of the Non-Employee Directors Stock Option Plan to
               (i) authorize the grant of share awards or phantom stock units, and (ii) provide for the vesting of participants' rights under the Plan in the event of certain changes in control, which amendment was approved by a vote of 38,744,089 for, 1,872,431 against, 355,677 abstentions and
               312,194 broker non-votes; and

          o appointment of Deloitte & Touche LLP as independent public accountants of the Corporation for the fiscal year ending December 31, 1996, which appointment was approved by a vote of 41,014,447 for, 114,542 against and 155,402 abstentions.

          A shareholder proposal requiring the reporting of governmental service during the past five years of certain of the Corporation's directors, officers and consultants was defeated by vote of 1,367,737 for, 28,982,244 against, 2,103,282 abstentions and 8,831,128 broker non-votes.

ITEM 5.   Other Information
          -----------------
          None

ITEM 6.   (a)  Exhibits
               --------

               No. 11 - Computation of Earnings per Share

               No. 27 - Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               Report   dated   April  19,  1996   reporting   that  Ascent
               Entertainment Group, Inc. had entered into an agreement to acquire certain assets of SpectraVision, Inc.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             COMSAT Corporation
                             ------------------


                             By /s/ Alan G. Korobov
                                -------------------
                                Alan G. Korobov
                                   Controller


Date:  August 14, 1996

                                                                     Exhibit 11

                    COMSAT CORPORATION AND SUBSIDIARIES
                     Computation of Earnings Per Share


                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                     -----------------------------     ----------------------------
In thousands, except per share amounts                      1996             1995            1996             1995
- -------------------------------------------------------------------------------------------------------------------

PRIMARY
- -------
Earnings                                                  $ 5,782          $22,012         $15,109          $36,585
                                                          =======          =======         =======          =======

Shares:
     Weighted average number of common
          shares outstanding                               48,267           47,179          48,086           47,084
     Add shares issuable from assumed exercise
          of options                                        1,078              676             859              672
                                                          -------          -------         -------          -------
     Weighted average shares                               49,345           47,855          48,945           47,756
                                                          =======          =======         =======          =======

Primary earnings per share                                  $0.12            $0.46           $0.31            $0.77
                                                          =======          =======         =======          =======

ASSUMING FULL DILUTION
- ----------------------
Earnings                                                   $5,782          $22,012         $15,109          $36,585
                                                          =======          =======         =======          =======

Shares:
     Weighted average number of common
          shares outstanding                               48,267           47,179          48,086           47,084
     Add shares issuable from assumed exercise
          of options                                        1,085              678           1,060              421
                                                          -------          -------         -------          -------
     Weighted average shares                               49,352           47,857          49,146           47,505
                                                          =======          =======         =======          =======

Fully diluted earnings per share                            $0.12            $0.46           $0.31            $0.77
                                                          =======          =======         =======          =======