Form 10-Q
period 1996-09-30
COMSAT CORP
filed 1996-11-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 1996
                       Commission File Number 1-4929




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

48,586,000 shares of the Registrant's common stock were outstanding as of September 30, 1996.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements


                                                        Quarter Ended September 30,    Nine Months Ended September 30,
                                                        ----------------------------   --------------------------------
In thousands, except per share amounts                      1996            1995               1996             1995
-----------------------------------------------------------------------------------------------------------------------

REVENUES                                             $    229,804      $    203,894      $    707,776     $    622,586
                                                     -------------     -------------     -------------    -------------

Operating expenses:
     Cost of services                                     133,056           121,195           431,051          347,628
     Depreciation and amortization                         58,616            51,868           166,702          148,099
     Research and development                               6,049             4,342            16,883           14,978
     General and administrative                             5,835             5,817            18,453           16,513
     Provision for restructuring                                -            20,044                 -           20,044
                                                     -------------     -------------     -------------    -------------
     Total operating expenses                             203,556           203,266           633,089          547,262
                                                     -------------     -------------     -------------    -------------

OPERATING INCOME                                           26,248               628            74,687           75,324

Interest and other income (expense), net                      223            (6,082)           (2,266)          (3,310)

Interest expense, net of amounts capitalized              (12,616)          (10,377)          (31,932)         (29,626)
                                                     -------------     -------------     -------------    -------------

Income (loss) before taxes                                 13,855           (15,831)           40,489           42,388

Income tax benefit (expense)                               (8,818)              208           (20,343)         (21,426)
                                                     -------------     -------------     -------------    -------------

NET INCOME (LOSS)                                    $      5,037      $    (15,623)     $     20,146     $     20,962
                                                     =============     =============     =============    =============

EARNINGS (LOSS) PER SHARE                            $       0.10      $      (0.33)     $       0.41     $       0.44
                                                     =============     =============     =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                    September 30,     December 31,
In thousands                                                                                1996              1995
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     20,385      $    124,156
     Receivables                                                                        278,019           234,465
     Inventories                                                                         38,761            26,851
     Other                                                                               40,373            40,353
                                                                                   -------------     -------------
          Total current assets                                                          377,538           425,825
                                                                                   -------------     -------------

Property and equipment (net of accumulated depreciation
     of $1,260,423 in 1996 and $1,156,518 in 1995)                                    1,560,248         1,528,053
Investments                                                                             120,395            88,378
Goodwill                                                                                 69,670            67,569
Franchise rights                                                                        103,283           107,962
Other assets                                                                            181,575            96,479
                                                                                   -------------     -------------
     TOTAL ASSETS                                                                  $  2,412,709      $  2,314,266
                                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current notes payable                                                         $     81,637      $     11,688
     Accounts payable and accrued liabilities                                           165,376           164,801
     Due to related parties                                                              18,717            22,825
     Other                                                                               14,253             5,155
                                                                                   -------------     -------------
          Total current liabilities                                                     279,983           204,469
                                                                                   -------------     -------------

Long-term debt                                                                          660,068           664,601
Deferred income taxes and investment tax credits                                        152,040           134,208
Accrued postretirement benefit costs                                                     50,552            49,497
Other long-term liabilities                                                             132,037           129,911
                                                                                   -------------    -------------
     Total liabilities                                                                1,274,680         1,182,686
                                                                                   -------------     -------------

Minority interest                                                                        91,643            92,147
                                                                                   -------------     -------------
Preferred securities issued by subsidiary                                               200,000           200,000
                                                                                   -------------     -------------

STOCKHOLDERS' EQUITY:
     Common stock                                                                       330,703           324,074
     Retained earnings                                                                  525,172           533,238
     Treasury stock                                                                      (4,233)           (9,020)
     Other                                                                               (5,256)           (8,859)
                                                                                   -------------     -------------
          Total stockholders' equity                                                    846,386           839,433
                                                                                   -------------     -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  2,412,709      $  2,314,266
                                                                                   =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
In thousands                                                                                 1996             1995
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $     20,146     $     20,962
     Adjustments for noncash expenses:
          Depreciation and amortization                                                    166,702          148,099
          Provision for restructuring                                                            -           20,044
     Changes in operating assets and liabilities                                           (20,079)         (10,471)
     Other                                                                                  (1,542)          26,668
                                                                                      -------------    -------------
     Net cash provided by operating activities                                             165,227          205,302
                                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (254,096)        (226,759)
     Expenditures for film production cost                                                 (33,432)         (11,719)
     Decrease (increase) in INTELSAT ownership                                              (1,238)          17,564
     Decrease (increase) in Inmarsat ownership                                               5,746           (8,754)
     Investments in unconsolidated businesses                                              (35,858)         (23,367)
     Purchase of subsidiaries, net of cash acquired
          of $3,029 in 1996 and $2,988 in 1995                                                 314          (77,601)
     Insurance proceeds from satellite launch failure                                       54,443                -
     Other                                                                                   5,311           (4,404)
                                                                                      -------------    -------------
     Net cash used in investing activities                                                (258,810)        (335,040)
                                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                                                                     9,505            7,623
     Proceeds from issuance of preferred securities of subsidiary                                -          200,000
     Cash dividends paid                                                                   (28,212)         (27,614)
     Proceeds from issuance of long-term debt                                                    -           81,986
     Repayment of long-term debt                                                            (8,809)          (9,906)
     Net short-term borrowings (repayments)                                                 68,000         (115,357)
     Company-owned life insurance policies borrowings
          (repayments)                                                                     (51,443)           2,270
     Other                                                                                     771          (11,400)
                                                                                      -------------     -------------
     Net cash provided by (used for) financing activities                                  (10,188)         127,602
                                                                                      -------------     -------------

Net decrease in cash and cash equivalents                                                 (103,771)          (2,136)
Cash and cash equivalents, beginning of period                                             124,156           18,658
                                                                                      -------------     -------------
Cash and cash equivalents, end of period                                              $     20,385      $    16,522
                                                                                      =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation (COMSAT or the corporation) pursuant to the rules and regulations of the Securities and Exchange
Commission (the SEC). These financial statements should be read in the context of the financial statements and notes thereto filed with the SEC in the corporation's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's ownership share of INTELSAT has increased slightly since December 31, 1995.

     The corporation received cash proceeds of $5.7 million for a reduction in its ownership share in Inmarsat from 24.0% at December 31, 1995 to 23.0% as of September 30, 1996.

3.   INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:


                                                                  September 30,    December 31,
In thousands                                                               1996            1995
-----------------------------------------------------------------------------------------------
Finished goods                                                     $     15,369     $     8,137
Work in progress                                                         13,820          10,260
Raw materials                                                             9,572           8,454
                                                                   ------------     -----------
Total                                                              $     38,761     $    26,851
                                                                   ============     ===========

4.     INVESTMENTS

     As discussed in Notes 7 and 10 to the 1995 financial statements, the corporation and Inmarsat have committed to invest in I-CO Global Communications (Holdings) Limited (ICO). As of September 30, 1996, the corporation has made capital contributions to ICO totaling $40.6 million, and the corporation's share of Inmarsat's investment in ICO totaled $13.6 million. The corporation has committed to invest an additional $73.3 million in two installments due in December 1996 and December 1997. The corporation's share of Inmarsat's future commitments to ICO totaled $22.2 million as of September 1996. See Note 7 of this Form 10-Q and Outlook below for a further discussion of ICO matters.

5.   SATELLITE LAUNCH FAILURE

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the construction and capitalized interest costs was fully insured. Insurance proceeds totaling $54.4 million were received in the second quarter of 1996.

6.   DENVER ARENA DEVELOPMENT PROJECT

     On March 28, 1996, Ascent Entertainment Group Inc. (Ascent), an 80.67% owned subsidiary of COMSAT, entered into an agreement with The Anschutz Corporation (TAC), with which Ascent had been jointly developing a proposed arena project in Denver, Colorado, to purchase TAC's interests and assets related to the project. Ascent paid TAC $6.6 million in cash. Ascent also agreed to pay an additional $5.0 million and granted a paid-up suite license, both contingent on the construction and occupancy of the proposed arena. As part of the agreement, TAC agreed to use reasonable efforts to facilitate the development of the proposed arena. In connection with this agreement, Ascent also purchased TAC's limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which owns an amusement park in downtown Denver, for $4.1 million. This purchase increased Ascent's ownership interest in Elitch Gardens from 13% to 26%. In September 1996, Ascent recorded a $1.8 million reserve on its limited partnership investment in Elitch Gardens, based on the announced sale of the amusement park to Premier Parks, Inc. The company's share of proceeds from the sale, which closed on October 30, 1996, may be subject to certain adjustments, including future contingencies.

     On March 28, 1996, Ascent entered into an agreement with Southern Pacific Transportation Company (SPT) to purchase land in downtown Denver for $20.0 million for the proposed arena site. Pursuant to the agreement, the closing was to have occurred on or before June 28, 1996 but did not take place, and the agreement terminated. The corporation has been advised by Ascent that the agreement may be reinstated. If the agreement is reinstated, consummation of the transaction is subject to several conditions including obtaining reasonable financing, reaching agreements with the city and county of Denver regarding the construction of the proposed arena and the release of the Denver Nuggets and Colorado Avalanche from their current leases at McNichols Arena. The agreement also provides for SPT to effect a state- approved environmental clean-up plan and provide continuing indemnification for certain environmental liabilities.

7.   REGULATORY MATTERS AND CONTINGENCIES

     INVESTMENT IN ICO. As discussed in Note 10 to the 1995 financial statements, the corporation has applied to the FCC for authority to participate as a direct and indirect (through Inmarsat) investor in ICO. The application does not request authority to be a service provider; that application will be filed at a later date. In acting on the application, which is opposed by ICO's competitors, the FCC will determine whether the corporation satisfies the requisite legal and policy criteria to participate in ICO. The corporation believes that all necessary operating authorizations with respect to ICO will be obtained, although the FCC may condition the use of ICO telephones in the U.S. on reciprocal access by ICO's U.S. competitors to foreign markets. In addition, the provision of ICO service in the U.S. may be subject to the availability of adequate spectrum on an economic basis.

     INMARSAT SATELLITES. As discussed in Note 11 to the 1995 financial statements, the corporation has received FCC authorization to participate in the procurement of five third- generation Inmarsat satellites. The first two Inmarsat-3 satellites were successfully launched in April and September 1996 and have been placed in service. In May 1996, the corporation received authorization to provide communications services, including its Planet 1SM and other land mobile services outside of North America, over the
Inmarsat-3 satellites. The corporation has applied to the FCC for authorization to offer Planet 1SM and other land mobile services in the U.S.

     LITIGATION. As discussed in Note 11 to the 1995 financial statements, the corporation is defending an antitrust suit brought by PanAmSat. In September 1996, the U.S. District Court for the Southern District of New York granted COMSAT's motion for summary judgment and dismissed the complaint in its entirety. In October 1996, PanAmSat filed an appeal with the U.S. Court of Appeals for the Second Circuit, which is pending before the court.

     In May 1996, TRW, Inc. filed a lawsuit against ICO in the U.S. District Court for the Central District of California seeking injunctive relief and unspecified monetary damages. The lawsuit, as recently amended, alleges that the proposed ICO satellite system would infringe two certain patents held by TRW. The corporation has been advised by ICO that it intends to vigorously defend the lawsuit.

8.   BUSINESS COMBINATION AND RELATED DEBT FINANCINGS

     As of October 8, 1996, Ascent, through its newly formed subsidiary, On Command Corporation (OCC), consummated the acquisition of the assets, and assumed certain liabilities of SpectraVision, Inc. (SpectraVision), which was operating under Chapter 11 bankruptcy protection. OCC acquired all of the outstanding capital stock of SpectraDyne, Inc., the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraVision and its affiliates. On Command Video Corporation (OCV), an approximately 79% owned indirect subsidiary of Ascent, was merged into a subsidiary of OCC and became a wholly-owned subsidiary of OCC. In connection with the merger, Ascent received approximately 57.2% of the 30 million initial outstanding shares of OCC common stock. OCV minority shareholders received approximately 15.3% of OCC's initial outstanding shares. In exchange for the SpectraVision assets, approximately 26.8% of the initial outstanding OCC common stock was issued to SpectraVision's bankruptcy estate for distribution to creditors. Additionally, approximately 0.7% of the initial outstanding OCC common stock is being held in reserve for potential adjustments pursuant to the acquisition agreement. The reserved stock will either be distributed to Ascent and the former OCV minority stockholders or to the SpectraVision bankruptcy estate.

     In connection with the merger and SpectraVision asset acquisition, OCC also issued seven-year warrants to purchase an additional 7.5 million shares (20% of the outstanding OCC common stock, after exercise of the warrants) at $15.27 per share. Ascent, former minority OCV shareholders and the SpectraVision estate received warrants to purchase approximately 3%, 0.8% and 7% of OCC's common stock, respectively (after exercise of the warrants). In addition, warrants to purchase approximately 9.2% of OCC's common stock (after exercise of the warrants) were issued to OCC's investment advisors in consideration of certain investment banking and advisory services provided in connection with the transactions.

     In conjunction with the SpectraVision acquisition, OCC obtained a $125 million bank credit facility. The OCC credit facility consists of (i) a one-year revolving credit and competitive advance facility, which is renewable for up to four additional one-year periods subject to certain conditions, and (ii) a five-year revolving credit and competitive advance facility. Revolving loans extended under the credit facility generally will bear interest at the London Interbank Offering Rate (LIBOR) plus a spread that may range from 0.50% to 0.75% depending on certain operating ratios of OCC. The OCC credit facility requires OCC to comply with certain financial covenants, which, among other matters, limit OCC's ability to incur indebtedness or pay dividends (other than cash dividends on its common stock). Upon consummation of the SpectraVision acquisition, OCC borrowed $92 million under the credit facility to payoff certain obligations of SpectraVision's estate pursuant to the bankruptcy plan, intercompany obligations to Ascent and other expenses.

     In addition, Ascent entered into a new credit agreement that provides for borrowings of up to $200 million under a one-year secured revolving credit facility, which is renewable for up to two additional one-year periods (subject to certain conditions). Revolving loans under the Ascent facility generally will bear interest at LIBOR plus a spread that may range from 2.0% to 2.5% depending on certain operating ratios at Ascent. The Ascent facility requires Ascent to maintain compliance with certain financial covenants, limits Ascent's ability to incur other indebtedness and precludes Ascent from paying cash dividends on its common stock. Upon consummation of the SpectraVision acquisition, Ascent borrowed $110 million under its new credit facility to repay outstanding borrowings of $145 million under its previous $175 million credit facility. Ascent will record an extraordinary charge of approximately $0.5 million related to termination of its previous credit facilities in the fourth quarter.

9.   NEW ACCOUNTING PRONOUNCEMENT

     As discussed in Note 1 to the corporation's 1995 financial statements, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 and became effective beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation based on the intrinsic value of the equity instrument awarded. The corporation has elected to continue to account for its stock-based compensation awards to employees under APB Opinion No. 25 and will disclose the required pro forma effect on net income and earnings per share in the corporation's 1996 annual financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

     Consolidated revenues for the third quarter of 1996 were $229.8 million, an increase of $25.9 million over the third quarter of 1995. The majority of the increase came from growth within the Technology Services segment. All business units reported increases in third quarter revenues over the same period of last year, except COMSAT Mobile Communications
(CMC) and Ascent Entertainment Group Inc. (Ascent). Included in third quarter revenues were royalties of $7.8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment. Year-to-date revenues were $707.8 million, an increase of $85.2 million over the same period last year, which reflects improvements in all business units except CMC.

     Operating income in the third quarter was $26.2 million, an increase of $25.6 million over the prior year. During the third quarter of 1995, the corporation took actions to restructure elements of all its business segments and recorded a pre-tax $20.1 million provision for restructuring. Excluding the provision for restructuring, the increase over the third quarter of 1995 was $5.5 million. For the first nine months of 1996, operating income was $74.7 million or $0.6 million below the comparable period in 1995. Excluding the provision for restructuring, operating income decreased $20.7 million for the first nine months of the year as compared to last year. The primary causes of the decline in operating income, excluding the provision for restructuring, were increased operating losses at Ascent and lower operating results in both CMC and COMSAT World Systems
(CWS).

     Interest and other income (expense) for the third quarter improved $6.3 million over the same period last year principally due to the minority interest in Ascent's losses and a gain on the sale of a portion of an investment at Ascent. Year-to-date interest and other income (expense) improved by $1.0 million primarily for the same reasons, offset by dividend payments in the first half of 1996 on Monthly Income Preferred Securities
(MIPS), which were issued in the third quarter of 1995.

     Interest expense, net of amounts capitalized for the third quarter and first nine months of 1996, was $2.2 million and $2.3 million worse than the comparable periods of last year, respectively, primarily as a result of a reduction in the amount of interest capitalized due to the completion of several satellite construction projects.

     The tax provision for the third quarter of 1996 reflects an increase in the corporation's effective tax rate due to non-deductible losses. The year-to-date accrual rate is approximately the same as last year.

     Net income for the third quarter was $5.0 million, which was $20.7 million higher than the same period last year. Year-to-date net income was $20.1 million, $0.8 million below last year. Excluding the provision for restructuring recorded in the third quarter of 1995, income for the third quarter improved $7.5 million and income for the first nine months of 1996 declined

$14.0 million. Earnings per share for the third quarter were $0.10, which was $0.43 better than the same period last year. Year-to-date earnings per share were $0.41 versus $0.44 for the first nine months of 1995. Excluding the provision for restructuring, earnings per share for the third quarter were $0.15 better than last year and year-to-date earnings per share were $0.30 below the comparable period of last year.

SEGMENT OPERATING RESULTS

     The  corporation   reports   operating   results  in  three  segments:
International Communications, Technology Services and Entertainment. The International Communications segment includes CWS, CMC and COMSAT International Ventures (CIV).

RESULTS BY SEGMENT:


                                                                   Quarter Ended                        Nine Months Ended
                                                                   September 30,                          September 30,
                                                          ------------------------------       ---------------------------------
In millions                                                    1996                1995               1996                1995
--------------------------------------------------------------------------------------------------------------------------------

REVENUES
International Communications:
     World Systems                                        $    67.1           $    62.9          $   200.2           $   188.6
     Mobile Communications                                     38.4                47.5              120.3               140.7
     International Ventures                                    15.5                 9.7               39.8                25.8
                                                          ----------          ----------         ----------          ----------
     Total International Communications                       121.0               120.1              360.3               355.1
Technology Services                                            83.0                50.9              215.0               145.8
Entertainment                                                  33.9                37.6              152.6               134.3
Eliminations and other                                         (8.1)               (4.7)             (20.1)              (12.6)
                                                          ----------          ----------         ----------          ----------
     Total revenues                                       $   229.8           $   203.9          $   707.8           $   622.6
                                                          ==========          ==========         ==========          ==========

OPERATING INCOME (LOSS)
International Communications:
     World Systems                                        $    24.2           $    26.8          $    73.6           $    81.1
     Mobile Communications                                      7.2                13.3               32.1                43.5
     International Ventures                                    (3.7)               (7.0)             (12.1)              (15.0)
                                                          ----------          ----------         ----------          ----------
     Total International Communications                        27.7                33.1               93.6               109.6
Technology Services                                            13.5                 0.6               22.0                 9.7
Entertainment                                                  (7.1)               (6.4)             (18.2)               (3.3)
                                                          ----------          ----------         ----------          ----------
     Total segment operating income                            34.1                27.3               97.4               116.0
General and administrative expenses                            (5.8)               (5.8)             (18.4)              (16.5)
Provision for restructuring                                       -               (20.1)                 -               (20.1)
Other                                                          (2.1)               (0.8)              (4.3)               (4.1)
                                                          ----------          ----------         ----------          ----------
     Total operating income                               $    26.2           $     0.6          $    74.7           $    75.3
                                                          ==========          ==========         ==========          ==========



INTERNATIONAL COMMUNICATIONS

     Revenues in the International Communications segment in the third quarter were $121.0 million and for the first nine months were $360.3 million, slightly improved over the same periods of last year. Operating income for the third quarter was $27.7 million and for the year-to-date was $93.6 million, approximately 15% lower than the same periods of 1995.

     CWS's third quarter and year-to-date revenues were $67.1 million and $200.2 million, respectively, 7% and 6% increases over the same periods of last year. The improvement in revenues was the result of increases in VSAT leases, INTELSAT system revenues, IBS traffic and Wide-band Mobile revenues. Operating income for the third quarter was $24.2 million and for the first nine months of 1996 was $73.6 million, which was 10% and 9%, respectively, below the comparable periods last year. The decrease in operating income was a result of the lower rate base in CWS, which was due to the insurance proceeds received from the February 1996 launch failure of the INTELSAT 708 satellite.

     Revenues in CMC were $38.4 million in the third quarter, 19% lower than the third quarter of last year. Year-to-date revenues were $120.3 million, 14% lower than the same period last year. The lower revenues were primarily the result of decreases in analog telephone and telex revenues, expiration of the AMSC service contract in 1995 and lower volume in the bulk service contract with IDB. The decline in analog revenues was a result of continued competitive pressures. Digital telephone revenues have improved 33% over last year. Operating income for the first quarter and year-to-date was $7.2 million and $32.1 million, respectively, 46% and 26% less than the comparable periods of 1995. This was primarily the result of the decline in revenues offset in part by cost savings from the third quarter 1995 restructuring.

     CIV reported revenues of $15.5 million for the third quarter and $39.8 million year-to-date, 61% and 54% higher than the same periods last year, respectively. The growth was driven by improvements in CIV's Latin American companies, which have exhibited strong growth this year. Year-to-date revenues in Argentina were 49% higher than last year, and in Brazil were up over 260% over the same period in 1995. The operating losses for CIV's first quarter and year-to-date were $3.7 million and $12.1 million or $3.4 million and $2.9 million better than the comparative periods last year, respectively.

TECHNOLOGY SERVICES

     This segment includes COMSAT RSI, Inc. (CRSI) and COMSAT Laboratories. Technology Services revenues for the third quarter were $83.0 million, a 63% improvement over last year. Year-to-date revenues were $215.0 million, a 47% improvement over the same period last year. Included in third quarter revenues were royalties of $7.8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment. The primary causes for the balance of the increase were the consolidation of revenues from JEFA Wireless Systems, a wireless and intelligent transportation systems integrator purchased in September 1995, improvements from the Commercial
Satellite Communications Initiative (CSCI) contract with the U.S. Department of Defense and shipments of wireless antennas and cellular switch products mostly for the U.S. PCS and cellular markets. Operating income for the third quarter and year-to-date was $13.5 million and $22.0 million, respectively, or $12.9 million and $12.3 million higher than the comparative 1995 periods. This was a result of the revenues related to the license agreement as well as other improvements in revenue.

ENTERTAINMENT

     The Entertainment segment is comprised of COMSAT's 80.67% ownership interest in Ascent. Revenues for the third quarter were $33.9 million, which was $3.6 million below the third quarter of last year. Third quarter 1995 revenues included $6.4 million of revenues from the Satellite Cinema business, which ceased operations in December 1995. Excluding this item, Ascent reported a $2.8 million increase in revenues which was primarily the result of improvements at OCV. Year-to-date revenues of $152.6 million were $18.3 million above the same period of 1995. This increase was primarily attributable to improved revenues at OCV. Year-to-date 1996 revenues include $24.2 million related to the Colorado Avalanche which were not included in Ascent's results until the second half of 1995. Included in the year-to-date 1995 revenues was $20.2 million in revenues associated with the discontinued Satellite Cinema business.

     Operating losses in the Entertainment segment during the third quarter were $7.1 million as compared to a loss of $6.4 million for the third quarter of 1995. Year-to-date the operating loss was $18.2 million, $14.9 million greater than last year. The increase in the comparative year-to-date operating losses is primarily attributable to losses incurred by the sports teams and Beacon Communication Corp., offset in part, by improvements resulting from the discontinuance in December 1995 of the unprofitable Satellite Cinema business.

OUTLOOK

     MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

     In the first quarter of 1996, the corporation retained an investment banker to assess strategic alternatives for enhancing shareholder value and to analyze the capital needs of its businesses for continued expansion, while permitting COMSAT as a parent organization to reduce debt, strengthen its balance sheet and improve liquidity. The corporation has been actively considering the alternatives encompassed by this study with the objective of prioritizing those options in light of strategic, operational and market conditions. As part of that process, the corporation announced in October 1996 that it intends to divest its 80.7% ownership interest in Ascent through a sale, spin-off or other transaction, and that it has engaged Morgan Stanley & Co., Incorporated to act as its financial advisor for the divestiture. In October 1996, the corporation also confirmed that it is considering a reduction of its direct investment in ICO while pursuing a national wholesaler role in the development of the U.S. Market for ICO's planned hand held global satellite communication service.

     CWS's operating results are expected to remain steady for the remainder of 1996. CWS is expected to face increasing competition over the longer term from competitors with substantially greater financial resources than the corporation. Several recently announced planned acquisitions, if consummated, are expected to significantly increase the competition for international satellite telecommunications services, including (i) the planned acquisition of PanAmSat Corporation by Hughes Electronics Corporation, a unit of General Motors Corporation; (ii) Loral Space & Communications Ltd.'s planned purchase of AT&T Corporation's Skynet satellite system; and (iii) British Telecommunications PLC's planned acquisition of MCI Communications Corp.

     Operating income in CMC for the fourth quarter of 1996 is expected to be lower as CMC seeks to respond to competition by lowering several service prices. In addition, the introduction of Planet 1SM in the fourth quarter will result in increased start-up costs.

     Despite anticipated continued revenue growth, CIV expects to incur another loss in the fourth quarter of 1996. Projected losses at BelCom and CIV's newer ventures are expected to offset anticipated improvements in operating income in CIV's ventures in Argentina and Brazil. In the third quarter of 1996, the corporation increased its ownership interest in BelCom from 72% to 99.4% of BelCom's outstanding voting stock due primarily to the conversion of certain BelCom indebtedness into equity. Accordingly, the corporation will recognize a larger portion of BelCom's projected losses in the fourth quarter.

     Revenues and operating income in Technology Services are expected to continue at approximately the same level, exclusive of royalties from the license agreement booked in the third quarter. Backlog in the Technology Services segment at September 30, 1996 was $265 million, as compared to $217 million at September 30, 1995. Future earnings growth in Technology Services, however, will continue to depend upon this segment's ability to contain costs and complete projects with favorable margins.

     Operating losses at Ascent are projected to be higher in the fourth quarter of 1996. This is primarily the result of the acquisition by OCC of the assets of SpectraVision, Inc. (See Note 8 to the financial statements), as well as increased costs in the sports franchises. In addition, as a result of the SpectraVision transaction, Ascent will no longer be able to consolidate the results of OCC for tax purposes, which will increase the effective consolidated tax rate for COMSAT. A number of factors could cause Ascent's actual results to differ materially from those projected, including, but not limited to, unanticipated costs associated with the SpectraVision acquisition or integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises, and market conditions.

     As a result of anticipated increased losses at Ascent, primarily caused by the deconsolidation for tax purposes of OCC and anticipated increased losses associated with the SpectraVision acquisition, COMSAT expects to report a net loss in the fourth quarter. The Board of Directors plans to continue to evaluate the corporation's dividend payment policy on a quarterly basis in light of the corporation's then current operating performance, market conditions and other relevant factors.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first nine months of 1996 were operations, short-term borrowings and insurance proceeds related to the February 1996 launch failure of the INTELSAT 708 satellite. Cash was expended primarily for property and equipment, repayment of life insurance loans, investment in ICO and dividends. The corporation's working capital decreased from $221.4 million at December 31, 1995 to $97.6 million at September 30, 1996.

     The corporation has $26 million remaining at September 30, 1996 under a $100 million medium-term note program, which is unchanged from year-end 1995. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation has access to short- and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year-end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on the corporation's 1997 capital plan to filed by the end of April 1997. The corporation was in compliance with the short-term debt limit as of September 30, 1996 and expects to be in compliance with that guideline and the other guidelines, as modified, at the year-end 1996 measurement date.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             In March 1996, the corporation filed a lawsuit against News Corporation, PanAmSat Corp. and Grupo Televisa, S.A. to recover damages arising out of News Corporation's breach of an agreement with COMSAT for satellite services (see the corporation's 1995 Form 10-K). On October 15, 1996, the U.S. District Court for Maryland dismissed the corporation's complaint for lack of personal jurisdiction. On October 25, 1996, the corporation filed a lawsuit alleging substantially the same claims, including breach of contract, violation of tariff, intentional interference with contractual relations and civil conspiracy, against News Corporation and the other parties named in the prior lawsuit. In addition, News Corporation has filed a complaint with the FCC challenging the tariff under which the services to News Corporation would have been provided and upon which certain of the claims in the lawsuit are based. The corporation has filed a motion with the FCC to hold the FCC action in abeyance pending the outcome of the lawsuit. The FCC has not yet ruled on that motion.

             In the third quarter, the corporation entered into an agreement with certain manufacturers of television encryption and decryption equipment that resolved patent infringement disputes with those manufacturers under a lawsuit previously filed by the corporation in the U.S. District Court for the Northern District of California. Revenues for the third quarter include nonrecurring royalty payments of $7.8 million related to that agreement.

             See Notes 7 and 8 of this Form 10-Q, incorporated herein by reference, for a discussion of other litigation.

ITEM 2.      CHANGE IN SECURITIES
             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      (a)    EXHIBITS

                    No. 10 - Material Contracts - Agreement, dated as of July 19, 1996, between the Registrant and Bruce L. Crockett

                    No. 11 - Computation of Earnings per Share

                    No. 27 - Financial Data Schedule

             (b)    REPORTS ON FORM 8-K

                    Report dated July 19, 1996 announcing resignation of the corporation's President and Chief Executive Officer and the election of a successor, and announcing second quarter operating results, and the status of the corporation's assessment of strategic alternatives.

                    Report dated September 5, 1996 announcing the dismissal of all counts of an antitrust lawsuit brought against the corporation by PanAmSat Corporation in 1989.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             COMSAT CORPORATION


                             By /s/ ALAN G. KOROBOV
                                -------------------
                                Alan G. Korobov
                                  Controller


Date:  November 14, 1996

                                                                 Exhibit 11

                    COMSAT CORPORATION AND SUBSIDIARIES
                     Computation of Earnings Per Share



                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------     ----------------------------
In thousands, except per share amounts                   1996             1995            1996             1995
-------------------------------------------------------------------------------------------------------------------

PRIMARY
Earnings (loss)                                      $     5,037       $  (15,623)     $   20,146       $    20,962
                                                     ============      ===========     ===========      ===========

Shares:
     Weighted average number of common
          shares outstanding                              48,511           47,457          48,227           47,208
     Add shares issuable from assumed exercise
          of options                                         611                -             777              732
                                                     ------------      -----------     -----------      -----------
     Weighted average shares                              49,122           47,457          49,004           47,940
                                                     ============      ===========     ===========      ===========

Primary earnings (loss) per share                    $      0.10       $    (0.33)     $     0.41       $     0.44
                                                     ============      ===========     ===========      ===========

ASSUMING FULL DILUTION
Earnings (loss)                                      $     5,037       $  (15,623)     $   20,146      $    20,962
                                                     ============      ===========     ===========      ===========

Shares:
     Weighted average number of common
          shares outstanding                              48,511           47,457          48,227           47,208
     Add shares issuable from assumed exercise
          of options                                         612                -             875              855
                                                     ------------      -----------     -----------      -----------
     Weighted average shares                              49,123           47,457          49,102           48,063
                                                     ============      ===========     ===========      ===========

Fully diluted earnings (loss) per share              $      0.10       $    (0.33)     $     0.41       $     0.44
                                                     ============      ===========     ===========      ===========

