Form 10-K
period 1996-12-31
COMSAT CORP
filed 1997-03-24
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1996 Commission file number 1-4929

                             COMSAT CORPORATION

           (Exact name of registrant as specified in its charter)

                   District of Columbia              52-0781863
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)      Identification No.)

                 6560 Rock Spring Drive, Bethesda, MD 20817
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (301) 214-3000

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
     Common Stock, without par value  New York Stock Exchange
                                      Chicago Stock Exchange
                                      Pacific Stock Exchange

     8 1/8% Cumulative Monthly Income  New York Stock Exchange
     Preferred Securities of
     COMSAT Capital I, L.P.

     Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $1,223,921,370 based on a closing market price of $26.25 per share on February 28, 1997, as reported on the composite tape for New York Stock Exchange listed issues.

     48,950,328 shares of common stock, without par value, were outstanding on February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:


               TITLE
               -----                           Part of the Form 10-K into which
COMSAT - Annual Meeting of Shareholders          the document is incorporated
Notice and Proxy Statement - 1997             --------------------------------
                                                          Part III

                                   PART I

ITEM 1.   BUSINESS

                            GENERAL INFORMATION

BUSINESS SEGMENTS

     COMSAT Corporation (COMSAT, the corporation or Registrant) reported operating results and financial data for 1996 in three business segments:
International Communications, Technology Services and Entertainment.

     The International Communications segment consists of COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC) and COMSAT International
(CI). CWS provides voice, data, video and audio communications services between the U.S. and other countries using the satellite system of the International Telecommunications Satellite Organization (INTELSAT). CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world primarily using the satellite system of the International Mobile Satellite Organization (Inmarsat). CI develops, acquires and manages telecommunications companies in rapidly growing overseas markets. Prior to January 1997, CI was known as COMSAT International Ventures. These companies provide individualized network solutions to business clients and carriers in selected high-growth markets. The Technology Services segment consists of COMSAT RSI, Inc.
(CRSI), a wholly-owned subsidiary of the corporation, and COMSAT Laboratories, which are engaged in the design and manufacture of voice and data communications networks and products, system integration services, and applied research and technology services for worldwide customers. The Entertainment segment consists of the corporation's 80.67% ownership interest in Ascent Entertainment Group, Inc. (Ascent). Ascent, through its subsidiaries, provides on-demand in-room entertainment programming and information services primarily to the domestic lodging industry, owns a professional basketball team and a professional hockey team, owns a film and television production company, and provides satellite distribution support services to the National Broadcasting Company (NBC).

     The revenues, operating income (loss) and assets of the corporation, by business segment, for each of the last three years are shown in Note 18 to the financial statements.

     The corporation had 3,766 employees on December 31, 1996. None of the employees is represented by a labor union, except for approximately 74 employees working for CRSI on the construction of a 100-meter radio telescope.

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

     Although COMSAT is a private corporation, the Satellite Act governs certain aspects of COMSAT's structure, ownership and operations, including the following: three of COMSAT's 15 directors are appointed by the President of the United States with the advice and consent of the United States Senate; COMSAT's issuance of capital stock and borrowing of money must be authorized by the Federal Communications Commission (FCC); there are limitations on the classes of persons that may hold shares of COMSAT's common stock and on the number of shares a person or class of persons may hold; and, on matters that may affect the national interest and foreign policy of the United States, COMSAT's representatives to INTELSAT and Inmarsat receive instructions from the U.S. Government. Congress has reserved the right to amend the Satellite Act, and amendments, if any, could materially affect the corporation.

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

                        INTERNATIONAL COMMUNICATIONS

COMSAT WORLD SYSTEMS

     SERVICES. COMSAT World Systems (CWS) provides satellite capacity for telephone, data, video and audio communications services between the United States and the rest of the world using the global network of INTELSAT satellites. CWS's customers include U.S. international communications common carriers, teleports, private network providers, multinational corporations, U.S. and international broadcasters, news-gathering organizations, digital audio companies and the U.S. government.

     The largest portion of CWS's revenues comes from leasing full-time voice grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are AT&T Corp. (AT&T), MCI International Inc. (MCI) and Sprint Communications Company (Sprint). CWS offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. More than 91.7 % of all eligible voice-grade half-circuits are now under such commitments.

     CWS's voice and data services are primarily digital, which provides higher quality transmissions than analog services. CWS's International
Digital Route (IDR) service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. The carriers apply techniques to such circuits that permit a single digital circuit to handle multiple telephone calls simultaneously.

     For private-line customers, CWS offers an all-digital International Business Service (IBS), as well as an international VSAT (Very Small Aperture Terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year-end 1996, approximately 89.7% of CWS's IBS traffic was covered by long-term commitments. The large increase in the portion of IBS traffic committed to long-term was due to new tariffs introduced in 1996 which resulted in the move of monthly IBS traffic to one year and longer commitments. CWS's customers have established international VSAT networks in both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, corporations doing business internationally can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications.

     To the growing international broadcasting community, CWS provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the launch of the INTELSAT VII and VIIA satellites (see "Item 2. Properties -- INTELSAT Satellites"), CWS has expanded the availability of high-power, flexible capacity for broadcasters and satellite news gatherers.

     To maintain the quality of the INTELSAT network, CWS provides tracking, telemetry, control and monitoring services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including broadband, integrated services digital networks (ISDN), and asynchronous transfer mode (ATM).

     INTELSAT.  INTELSAT  is a  140-nation  organization  headquartered  in
Washington, D.C. It operates under three agreements: (1) an intergovernmental agreement; (2) a headquarters agreement with the U.S. Government; and (3) an operating agreement signed by each nation's government or designated telecommunications entity (a signatory). COMSAT is the U.S. signatory. It represents the United States in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each signatory has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. The investment shares are readjusted as of March 1 of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 19.1% as of December 31, 1996 and 19.1% as of December 31, 1995.

     Signatories also pay INTELSAT for their use of the satellite system. INTELSAT has targeted a pretax rate of return of 20% on signatory capital used by another signatory or from non-owners who use the satellite system. The actual rate of return on signatory's capital was 20.2% in 1996. In 1997, COMSAT expects to receive an actual pretax rate of return of between 18% to 22% on its capital investment after appropriate accounting adjustments. CWS realized revenue from its INTELSAT ownership, net of use charges paid, of $35.8 million in 1996. This net revenue is reflected in CWS's revenue requirements for FCC ratemaking purposes.

     At December 31, 1996, total INTELSAT Owners' Equity was approximately $1.72 billion.

     At year end 1996, approximately 87% of CWS's IDR, IBS and FM traffic was under long term commitments with INTELSAT. CWS has short-term commitments with INTELSAT for the remaining portion of its FM, IDR and IBS traffic. CWS also enters into commitments with INTELSAT for video traffic, which vary in length depending on the length of commitments from CWS's customers.

     Under the  INTELSAT  agreements,  the member  nations  that  authorize international satellite systems separate from INTELSAT are required to ensure that such systems are technically compatible with the INTELSAT system and will not cause significant economic harm to the INTELSAT system. During 1990, INTELSAT initiated certain reforms to its process for coordinating with these separate satellite systems, which reforms were superseded in November 1992 and again in October 1994. Under the streamlined procedures approved in 1992, carriage by separate systems of any amount of traffic or services not interconnected to the public-switched network and of up to 1,250 circuits of public-switched traffic per satellite is presumed not to cause significant economic harm to the INTELSAT system. The 1,250 circuit threshold was raised in 1994 to 8,000 circuits of public-switched traffic per satellite. In addition, in 1994 INTELSAT approved further liberalization of coordination procedures with a view toward eliminating the economic harm test in the 1997-98 time frame. For a discussion of separate satellite systems competition to CWS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and Note 11 to the financial statements.

     The corporation continues to promote efforts to restructure the INTELSAT satellite system to ensure that they will remain competitive in the future and to enhance the value of the corporation's investment in those systems. For a discussion of the current status of INTELSAT restructuring, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     COMPETITION. CWS competes with operators of high capacity fiber-optic and other submarine cables in service along major traffic routes worldwide. CWS's major carrier customers (including its three largest customers, AT&T, MCI and Sprint) are co-owners of submarine cables.

     Under the Satellite Act and FCC orders, COMSAT is the only U.S. entity that may provide international space segment services to customers using INTELSAT satellites. In 1985 the FCC authorized the establishment of separate U.S. international communications satellite systems that would compete with INTELSAT, subject to certain restrictions that expired on December 31, 1996. Three separate U.S. based international communications satellite systems (Orion, PanAmSat and Columbia), INTERSPUTNIK, a Russian-based international system, and a number of regional and foreign satellite systems around the world currently compete with CWS. For further discussion of the competition with CWS by the U.S. separate satellite systems, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and Note 11 to the financial statements.

     TARIFFS AND REVENUES. Under the Satellite Act and the Communications Act, COMSAT is subject to regulation by the FCC with respect to CWS's communications services and the rates charged for those services. CWS provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     CWS filed a petition for rulemaking with the FCC seeking incentive-based regulation of its multi-year, switched-voice services for carriers in January 1992. In the absence of FCC action on the petition, CWS filed a petition for partial relief in July 1994. This petition requested expedited FCC action to approve streamlined tariff procedures for all of CWS's INTELSAT satellite services. The petition was also accompanied by an extensive economic study which concluded that CWS faces substantial effective competition in all geographic and service market segments from existing and planned fiber optic cables, separate satellite facilities, and regional and foreign satellite systems, and that its access to the INTELSAT system does not confer upon CWS any market power in the provision of transoceanic telecommunications facilities. The FCC has not acted on CWS's 1992 petition, but in August 1996 the FCC issued an order granting CWS's 1994 request for streamlined tariffing for its switched-voice and private line services. The FCC did not grant CWS's request for streamlined tariffing of its video services, but invited CWS to file a new petition with updated data seeking such relief, which CWS did in October 1996. That petition is now pending before the FCC, as is a petition for reconsideration of the FCC's August 1996 order filed by one of CWS's separate system competitors.

     The corporation plans to formally petition the FCC in 1997 to re-classify it as a non-dominant carrier and for relief from rate-base rate-of-return regulation. There can be no assurance that the FCC will act favorably upon the petition.

     CWS has entered into inter-carrier contracts with each of its three largest customers, AT&T, MCI and Sprint. Pursuant to those contracts, CWS reduced its rates for 10- and 15-year IDR and TDMA digital "base" circuits activated prior to January 1, 1992, and also reduced its rates beginning in 1996 for 7-year and longer IDR and TDMA circuits activated after January 1, 1992. Additional rate reductions occurred on January 1, 1997. In addition, the contracts provided AT&T and Sprint with leases and with options to lease capacity from CWS in 36-MHz increments under specified rates, terms and conditions. During 1995 and 1996, the contracts with AT&T, MCI and Sprint were each amended to provide the customers with additional capacity in 18- and 36-MHz increments.

     Approximately 27% of the corporation's consolidated revenues in 1996 were derived from CWS's services (30% in 1995 and 30% in 1994). Approximately 6% of the corporation's consolidated revenues in 1996 were derived from CWS's services to AT&T. Also in 1996, CWS's three largest customers, AT&T, MCI and Sprint, were the source of approximately 24%, 18% and 9%, respectively, of CWS's revenues.

COMSAT INTERNATIONAL

     COMSAT International (CI) operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in selected markets. CI also is actively engaged in the development of prospective international telecommunications opportunities that are consistent with its digital networking strategy. CI's existing and prospective companies typically are and will be located in those rapidly growing markets where a significant number of CI's existing or targeted clients are located (or where they intend to locate).

     As of December 31, 1996, CI operated 13 companies worldwide. These companies are located in Latin America, Asia, Europe and the Commonwealth of Independent States (CIS). CI's companies generally are wholly- or majority-owned, with the exception of COMSAT Max Limited, CI's company operating in India, and Viatel, Inc. (Viatel), the European facilities-based carrier and call-back company. At December 31, 1996, CI beneficially owned 50% and 9.5%, respectively, of COMSAT Max Limited and Viatel, respectively. CI's clients are typically local, indigenous (non-U.S.) large and medium-sized corporations, national branches of multinational corporations and major telecommunications carriers and consortia.

     CI continued to develop new opportunities around the world in 1996. In particular, CI expanded its activities in Latin America through the formation of a new joint venture in Peru to pursue terrestrial-based voice and data transmission services. Primarily through the conversion of existing debt to equity, CI also increased its ownership interest and operating control of BelCom, Inc. (BelCom) to 99.6%. BelCom currently provides telecommunications services in certain countries of the CIS, including the Russian Federation, Kazakhstan, Uzbekistan and Turkmenistan. In January 1997, CI's company in China initiated VSAT service. CI also sold its 20% interest in Philippine Global Communications, Inc. (PhilCom) (see
Note 7 to the financial statements) in January 1997.

     In October 1996, Viatel completed an initial public offering (IPO) of 38.7% of its common stock. As a result of the offering, CI now owns 9.5% in Viatel. CI has demand and piggy-back registration rights with respect to its Viatel shares but, in connection with the IPO, has agreed not to exercise such rights or sell its shares for a period of six months following the IPO.

     CI's companies operate in numerous and diverse markets, as reflected in the table set forth below. Consequently, the level of competition in these countries varies considerably. In some countries there is full competition, and in others competition is limited by law. The competitive conditions faced by each company are the result of differing and changing regulatory policies and economic conditions. In those countries that have not yet undergone a substantial liberalization of their telecommunications laws, CI's principal competitor is typically the local Postal, Telegraph and Telephone administration (PTT), together with a limited number of companies that provide telecommunications services similar to those offered by CI. In countries that have liberalized their telecommunications laws, CI typically faces greater competition than in less liberalized markets.


CI COMPANY                                  COUNTRY                                    CI OWNERSHIP PERCENTAGE
----------                                  -------                                    -----------------------

BelCom, Inc.                                Russian Federation and CIS                           99.6%

COMSAT Argentina, S.A.                      Argentina                                            100

COMSAT Asia (L)                             China                                                 55
   Incorporated

COMSAT de Colombia, S.A.                    Colombia                                             100

COMSAT de Bolivia S.R.I.                    Bolivia                                              100

COMSAT Brasil                               Brazil                                               100

COMSAT de Guatemala, S.A.                   Guatemala                                            100

COMSAT Max Limited                          India                                                 50

COMSAT Peru, S.A.                           Peru                                                  65

COMSAT Digital Services                     Turkey                                                85

COMSAT Telecommunications                   Turkey                                                51
   Services

COMSAT Venezuela,                           Venezuela                                            100
COMSATVEN, C.A.

Viatel, Inc.                                U.S., Europe, Latin America                           9.5
                                            and Asia


COMSAT MOBILE COMMUNICATIONS

     COMSAT Mobile Communications (CMC) provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using Inmarsat satellites and COMSAT's land earth stations in Connecticut and California, which serve the Atlantic and Pacific Ocean Regions, respectively, and in Malaysia and Turkey, which serve the Indian Ocean Region. These stations enable CMC to offer global coverage for its services. There are currently more than 74,000 mobile terminals operating in the Inmarsat system. As described below, CMC provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

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

     In 1992, CMC initiated two digital services, Inmarsat-B and Inmarsat-M, in the Atlantic and Pacific Ocean Regions and expanded to the Indian Ocean Region in 1994. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. CMC also introduced a multi-channel version of Inmarsat-M service that allows cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers.

     AERONAUTICAL SERVICES. CMC provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and, prospectively, air traffic control. Customers of CMC for international aeronautical services include airline service providers, commercial airlines, government aircraft and corporate aircraft.

     By an FCC Report and Order issued in 1989, COMSAT was authorized: (i) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (ii) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a non-exclusive basis; and
(iii) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated to be the sole provider of certain domestic aeronautical and land mobile satellite services. In 1995, CMC applied to the FCC for authority to offer domestic aeronautical services. CMC's request is pending before the FCC. In 1996, CMC offered domestic aeronautical services on an interim basis pursuant to temporary authority granted by the FCC.

     CMC began providing aeronautical services in 1990 with a data service for cockpit communications on commercial flights under a 10-year agreement with Aeronautical Radio, Inc., an airline-owned service organization. In 1991, CMC began providing aeronautical voice services in the Atlantic and

Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 1,300 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

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

     A service agreement with GTE Airfone, Incorporated, a provider of air-to-ground passenger telephone service using terrestrial facilities, enables it to extend its current service to transoceanic flights by acquiring satellite and ground earth station services from CMC.

     COMSAT was selected by United Airlines in 1997 to provide satellite communications services for passengers (including telephone, fax and data transmission) on approximately 74 United Airlines aircraft, in exchange for making available to United Airlines a financing facility of up to $7 million to promote the use of satellite phones on United Airlines aircraft. COMSAT also was selected by Air Canada in 1994 to provide passenger voice service and now provides such service on 20 aircraft.

     In late 1996, the Federal Aviation Administration (FAA) selected CMC to provide satellite and uplink services for the Wide Area Augmentation System (WAAS). For a further discussion of the WAAS contract, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     LAND MOBILE SERVICES. CMC provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

     CMC's land mobile services are currently available using transportable versions of Inmarsat's Inmarsat-A and Inmarsat-B mobile earth stations (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal and a smaller data-only Inmarsat-C terminal through CMC's C-LinkSM service. C-LinkSM service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. The briefcase-size Inmarsat-M terminals provide a more portable and less expensive telephone service for international travelers, the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available.

     COMSAT is not generally authorized to provide U.S. domestic land mobile services. However, it is providing U.S. domestic service to certain individual end users under special temporary authorities from the FCC. In 1995, COMSAT applied to the FCC for regular authority to offer land mobile services domestically. In 1996, COMSAT applied to the FCC for blanket authority to construct and operate up to 5,000 Planet 1TM terminals in the United States. The FCC has not yet ruled on those applications.

     In 1996, the corporation  established  COMSAT Personal  Communications
(CPC) to develop and manage the corporation's personal communications services, including the introduction of Planet 1SM and future I-CO Global Communications (Holdings) Limited (ICO) service. CPC's operating results are reported as part of CMC's results.

     PLANET 1SM. The corporation plans to build on its established position in mobile satellite communications as it evolves toward handheld satellite service. Planet 1SM, the first generation of personal satellite communications, commenced commercial service in January 1997. The Planet 1TM terminal is a six pound, laptop computer-sized satellite terminal which utilizes the Inmarsat-3 satellites. This product addresses the demand for global personal communications ahead of the availability of hand-held satellite services. During 1996, the first three of four operational Inmarsat- 3 satellites were launched and are now in service.

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

     Each signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are readjusted as of February 1 of each year to approximate the Signatories' respective portions of the total utilization of the Inmarsat space segment for the previous year. COMSAT's investment share, the largest in Inmarsat, was 23.0% as of December 31, 1996 and 24% as of December 31, 1995.

     At December 31, 1996, total Inmarsat Owners' Equity was approximately $931 million. Inmarsat's outstanding contractual capital commitments totaled approximately $235 million, and it had operating lease commitments of $13.5 million.

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

     ICO. In December 1996, the corporation reduced its direct investment in ICO from eight percent to three percent (see Note 7 to the financial statements). The reduction in ICO ownership aligns the corporation's financial interest with its plans to concentrate on developing a national service wholesaler role in the U.S. The corporation also continues to hold an indirect share of ICO through its 23% ownership interest in Inmarsat, which is also an ICO shareholder.

     ICO was formed to provide hand-held satellite communications services outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system. The other current major investors in ICO, besides the Corporation and Inmarsat, include Inmarsat signatories and Hughes Communications, Inc. (Hughes), which are expected to compete with the corporation as service providers in the U.S. and other markets. For a discussion of the proposed ICO satellite system and the corporation's investment in ICO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and Note 10 to the financial statements.

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

     COMPETITION.  Under the Inmarsat Act,  COMSAT is the  designated  U.S.
signatory  to the  Inmarsat  Operating  Agreement,  and is  the  sole  U.S.
operating entity and investor in the Inmarsat system. CMC competes for maritime, land mobile and aeronautical communications business with other Inmarsat Signatories operating land earth stations and with IDB Mobile Communications, Inc. (IDB), another U.S. land earth station operator. IDB provides maritime, land mobile and aeronautical services through its own U.S. land earth stations, using Inmarsat satellite capacity obtained from CMC, as well as through certain foreign earth stations. In addition, CMC competes with American Mobile Satellite Corporation (AMSC), which launched its own satellite in 1995 to offer U.S. domestic and international mobile satellite services. Prior to the launch, AMSC offered service on an interim basis pursuant to an agreement with CMC. CMC also competes for maritime communications business with domestic and international operators of cellular radio services, high frequency radio services, mobile satellites and C-band and Ku-band satellites, and in the future is expected to compete with the FCC-licensed low-earth-orbit ("Big Leo") satellite systems of Iridium and GlobalStar and the medium-earth-orbit satellite systems of Odyssey. Operators of C-band satellites have been successful in capturing a significant portion of the maritime communications business with the U.S. Navy and cruise ships. These competitive forces continue to exert downward pressure on CMC's pricing for services provided through the Inmarsat system.

     FCC decisions also may significantly affect the competition for products and services offered by CMC. In November 1993, the FCC authorized AT&T to provide shore-to-ship Inmarsat service under an agreement with CMC. In December 1993, AT&T filed a new application to provide "branded end-to-end" Standard-A mobile satellite service in the ship-to-shore direction, which COMSAT opposed. In early 1996, AT&T was granted FCC authorization to offer such service. In June 1996, CMC and AT&T concluded an Interconnection and Service Agreement to address interconnection of facilities and settlement issues.

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

     In March 1993, the FCC granted COMSAT a waiver that would allow COMSAT to provide equipment, software and value-added services to customers directly through CMC, rather than through a separate subsidiary, thereby avoiding substantial duplication of personnel and other costs, subject to COMSAT's establishing certain non-structural safeguards. To satisfy the FCC's conditions, COMSAT filed a proposed cost allocation manual and a plan for implementing certain non-accounting safeguards requested by the FCC. The FCC approved COMSAT's cost allocation manual in July 1995. In August 1996, the FCC approved the second compliance filing subject to COMSAT's submission of a further compliance filing, which also must be approved by the FCC before the waiver becomes operative. COMSAT submitted the further compliance filing in September 1996. The FCC has not yet acted on that filing.

     In July 1995, COMSAT petitioned the FCC for authorization to provide the same kinds of value-added services to its aeronautical and land mobile customers. The FCC granted this petition in May 1996, subject to FCC approval of a compliance filing establishing non-structural safeguards. In October 1996, COMSAT submitted that compliance filing, which is pending before the FCC. In September 1996, COMSAT submitted a request for interim relief allowing CMC to market Planet 1TM terminals under the terms of the aeronautical land mobile waiver while the FCC is reviewing COMSAT's compliance filing. The FCC has not yet ruled on that request.

     REVENUES. Approximately 15% of the corporation's consolidated revenues in 1996 were derived from CMC (21% in 1995, 23% in 1994). No single customer of CMC provided more than 10% of the corporation's consolidated revenues in 1996.

                            TECHNOLOGY SERVICES

COMSAT RSI

     COMSAT RSI, Inc. (CRSI) has three operating groups: Advanced Systems, Communication Systems and Wireless Networks. These groups include 11 business units, 10 of which are vertically integrated to serve global telecommunications markets. The remaining unit, which serves global machine tool markets, is preparing to manufacture wireless antenna coaxial cable connectors that can be used by certain other CRSI units. CRSI designs, manufactures, installs and supports systems and products for satellite, terrestrial and wireless communication, as well as antennas and products for air traffic control, radar, and scientific applications. CRSI's customers include the U.S. Government, U.S. Government prime contractors, foreign governments, domestic and foreign telecommunication service providers and a wide variety of other commercial customers.

     CRSI's manufactured products include parabolic antennas from .6 meters to 32 meters in diameter, line-of-sight microwave antennas, cellular and personal communication system (PCS) antennas, tri-band satellite frequency converters, microwave components, Ultra-Small Aperture Terminal (USAT) and VSAT equipment, cellular switch and base station radio equipment, servo control systems, antenna monitor and control systems, antenna positioning systems, tactical military antennas, air traffic control antennas, radar antennas, radio telescope antennas, optical measuring devices and tactical masts. In 1996, CRSI began making towers for use in wireless communication programs and became a distributor of coaxial cable for the same projects.

     CRSI's services include: installation of large-scale wireless and wired (including fiber optic cable) communications networks; gateway earth station operations and maintenance; satellite construction monitoring; engineering and system design; satellite tracking, telemetry and command (TT&C) services; radio frequency engineering and system analysis for cellular, PCS, and 2-GHz microwave relocation applications; and intelligent transportation system (ITS) integration.

     The Technology Services segment also includes the activities of COMSAT General Corporation (COMSAT General), an FCC-licensed satellite communications carrier and a wholly-owned subsidiary of the corporation. COMSAT General owns 86.3% of the MARISAT Joint Venture, which operates two satellites launched in 1976 -- the capacity of which is leased to Inmarsat, the U.S. Navy and the U.K. Navy. In September 1996, COMSAT General decommissioned the SBS-2 satellite (launched in 1981). COMSAT General also owns the COMSTAR D-4 satellite (launched in 1981) with capacity leased to CMC and the U.S. Navy.

     In contrast to its historical pattern of product diversification and growth through acquisition, in 1996, CRSI focused on integrating the acquisitions made in recent years, streamlining and combining operations to improve efficiency (such as consolidating its two wireless antenna plants in the U.S. and U.K. under a unified management and marketing structure) and expanding product offerings through ongoing internal development and external licensing agreements.

     In 1996, CRSI incurred research and development expenses of $8.6 million, an increase of $2.4 million over 1995. The majority of the increase was used to develop new VSAT/USAT equipment, wireless antennas, wideband multiplexing equipment, cellular switch and antenna control products. CRSI has also entered into licensing agreements for the manufacture of new wireless communication towers and the sale of coaxial cable.

     CRSI won contracts with a total value of $282 million in 1996. Major contracts ongoing or commenced during 1996 included: a contract for ten gateway earth stations to be deployed worldwide; a contract in the Republic of Kazakhstan for a combined television broadcast and VSAT data transmission network; a contract to supply the first INTELSAT earth station in the Kyrgyz Republic; transponder orders and a second bandwidth management center authorized under the multi-year Commercial Satellite Communications Initiative (CSCI) contract; work on the Asia Cellular Satellite system (ACeS); separate contracts for Inmarsat land earth stations (LESs) in Italy, Poland, Thailand and India; a contract to supply communications trucks in China for television and voice/data emergency communications; an INTELSAT Standard-B earth station to be installed in Taiwan; a contract to upgrade an earth station in Korea; satellite construction monitoring and/or launch services contracts for Egypt, Hong Kong, Italy, Korea and Mexico; sales of VSATs for telephony gateways, Internet access, environmental and resource monitoring and ATM banking; contracts to supply cellular switching equipment in China, Burundi, Guinea, Zaire, Russia, Argentina and the Caribbean; contracts to supply PCN antennas in France, Spain, the United Kingdom and the U.S.

     CRSI has a large customer base; however, in any one 12-month period relatively few customers can represent a large portion of sales. In particular, CRSI sells to the U.S. Government as a prime contractor and as a subcontractor. In 1996 and 1995, sales to the U.S. Government accounted for 40% and 45% of CRSI's sales, respectively. If the U.S. Department of Defense is considered separately, it accounted for 28% and 24% of 1996 and 1995 sales, respectively. CRSI sales to other COMSAT divisions totaled $11 million in 1996 and $10 million in 1995. Exports represented 27% and 31% of CRSI's sales in 1996 and 1995, respectively.

     At December 31, 1996, CRSI's backlog of orders believed to be firm totaled approximately $226 million, as compared to approximately $212 million at December 31, 1995. Of the December 31, 1996 backlog, approximately $160 million is expected to be recognized as sales in 1997 and approximately $36 million is unfunded. Included in this order backlog is approximately $128 million of U.S. Government contracts. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, CRSI would likely assert a claim for reimbursement of costs incurred and a reasonable allowance for profit thereon.

     CRSI  purchases   parts  and  materials  from  a  number  of  reliable
commercial suppliers and does not depend on any single source for a significant portion of its supplies. It has encountered delays and adjustments from time to time, but operations have not been materially affected.

     CRSI competes with major companies around the world in several of the telecommunications markets for its products and services. Major competitors in the communications systems markets include Scientific Atlanta, Inc.; California Microwave, Inc.; Miteq, Inc.; LNR Communications, Inc.; SSE Telecom, Inc.; NEC; Harris Corporation; and Mitsubishi. In the wireless networks market, competitors include GM Hughes Electronics Corporation; Andrew Corporation; Kathrein; Cellwave; Allgon; Gabriel Electronics, Inc.; Ericsson Radio Systems AB; Northern Telecom Limited; Stanilite; Celcore; Alcatel NV; STM Wireless, Inc.; The Allen Group, Inc.; Prodelin; and Channel Master. The Advanced Systems markets competition includes Datron Systems, Inc.; TIW Systems, Inc.; Electrospace Systems, Inc.; Signal Processors, Ltd.; Marconi Radar Systems Limited; Cosser Electronics Limited (Raytheon); Tech-Sym Corporation; and Vertex Communications Corporation. In the intelligent transportation systems market, the competition includes MICA Corporation; Hy- Power, Inc.; and Florida Traffic Control Devices,
Inc. Certain companies like Hughes, Scientific Atlanta, California Microwave, Harris and Andrew Corporation compete in most of CRSI's markets. Many of these companies are considerably larger and have greater financial resources than the corporation. In all market areas, CRSI competes on the basis of price, performance, on-time delivery, reliability and customer support.

COMSAT LABORATORIES

     COMSAT Laboratories consists of two main business segments: technical consulting and communications products. Technical consulting activities include the design and development of advanced digital communications technologies, systems and networking solutions to commercial and government customers worldwide. COMSAT Laboratories also designs, develops and licenses communications products for access, compression and networking applications as well as software for satellite system planning and management. COMSAT Laboratories also licenses new technology it develops to other companies for commercialization.

     Customers include U.S. and foreign government agencies, commercial entities, INTELSAT and Inmarsat. In addition, COMSAT Laboratories conducts research and development on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of other COMSAT businesses.

     On-going contracts being performed in 1996 include: a contract to design, manufacture and deliver S-band mobile satellite communications equipment; a contract with AT&T to deliver second generation TDMA terminals; contracts with INTELSAT to design STRIP 7 and develop a software system for generating INTELSAT TDMA burst time plans; a contract with NASA to provide operation and maintenance support for the ACTS (Advanced

Communications Technology Satellite) program; and a variety of technical consulting contracts for INTELSAT, Inmarsat and other governmental and private industry customers.

     COMSAT Laboratories won external contracts with a total value of $20.8 million in 1996. Major new contracts awarded or begun in 1996 include: a contract with Inmarsat to develop, install and support equipment for the Aeronautical Network Channel Management System (NCMS); a contract with Lockheed Martin for the system definition and global traffic model for the Astrolink program; a contract with Space Systems/Loral for two In-Orbit Test systems; and a contract to provide frequency coordination support for Toshiba Corporation.

     Revenue from external customers was $18.8 million in 1996 and $12.0 million in 1995. COMSAT Laboratories support of other COMSAT divisions totaled $10.5 million in 1996 and $8.6 million in 1995. At December 31, 1996, COMSAT Laboratories' backlog of orders totaled $18.2 million, as compared to $17.5 million at December 31, 1995.

     COMSAT Laboratories incurred research and development expenditures of $6.3 million in 1996, a decrease of $1.1 million from 1995. These expenditures were largely attributed to the development of its video compression, asynchronous transfer mode (ATM) and software products. COMSAT Laboratories expects R&D expenses to increase in the future as it pursues additional commercial activities.

                               ENTERTAINMENT

     During 1995, the corporation incorporated and transferred all of its entertainment assets to COMSAT Entertainment Group, Inc., which was subsequently renamed Ascent Entertainment Group, Inc. (Ascent). An initial public offering of Ascent's common stock was completed in December 1995 (see Note 5 to the financial statements). Ascent's common stock is traded on the Nasdaq National Market under the symbol "GOAL." As a result of the offering, the corporation now owns 80.67% of Ascent's common stock. In connection with the offering, the corporation entered into a Corporate Agreement, an Intercompany Services Agreement and a Tax-Sharing Agreement with Ascent, which govern certain relationships and arrangements between the corporation and Ascent, including, among others, corporate governance, registration rights, indemnification, various corporate services, allocation of tax liabilities and intercompany payments.

     Ascent is a diversified entertainment and media company which operates entertainment production and distribution businesses characterized by well-known franchises. Ascent owns approximately 57% of On Command Corporation (OCC), which in turn owns 100% of On Command Video Corporation
(OCV) and Spectravision, Inc. (Spectravision). Ascent is the primary provider of satellite distribution support services to affiliates of the National Broadcast Company (NBC) television network through its wholly-owned subsidiary, Ascent Network Services, Inc. (ANS), formerly COMSAT Video Enterprises, Inc. Ascent also owns two professional sports franchises, the National Basketball Association (NBA) Denver Nuggets (the Nuggets) and the National Hockey League (NHL) Colorado Avalanche (the Avalanche), and a motion picture and television production company, Beacon Communications Corp. (Beacon).

     OCC is the leading provider of on-demand in-room entertainment services for the United States lodging industry. On October 10, 1996, OCC consummated the acquisition of the assets and properties and assumed certain liabilities of Spectravision (the Acquisition). Immediately prior to the Acquisition, OCV, formerly an 84% (78.4% on a fully diluted basis) owned subsidiary of Ascent, was merged into a subsidiary of OCC and became a wholly owned subsidiary of OCC.

     In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment, including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region.

     ANS, a wholly-owned subsidiary of Ascent, is a satellite distribution support service company that operates a nationwide installation, field service and maintenance support business that principally services the NBC affiliate distribution network. Pursuant to a service contract which runs until 1999, ANS distributes national television programming of the NBC television network via satellite transponders leased by NBC to NBC affiliate stations nationwide.

     In 1984, in connection with its construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates, Ascent entered into a ten year contract to design, build and operate a
Ku-band satellite distribution network, for which the network control center is located in Florida. The initial ten year contract with NBC was extended to continue through 1999. Ascent owns and operates the network (excluding the satellite transponders, which are leased by NBC) and receives yearly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 167 receive earth stations at NBC affiliates, of which 51 such earth stations contain portable uplink antenna and six transportable transmit/receive trucks.

     NBC, with ANS's technical assistance, issued a request for information to certain of its hardware vendors in July 1995 with respect to procuring equipment necessary to upgrade the NBC distribution network to digital technology. In August 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation (MSNBC) with network service, maintenance and support. The partial digital upgrade service is to be provided for a 10 year term and is currently governed by the underlying NBC service contract, although ANS and MSNBC anticipate finalizing a service agreement separate from the underlying NBC contract in the first half of 1997. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. Ascent anticipates that ANS will assist NBC in completing the upgrade of the NBC network to digital technology, which will likely involve significant capital expenditures on the part of Ascent and would be accompanied by an extension of ANS's contract with NBC that expires in 1999.

     Historically, ANS also included the Satellite Cinema Division, which provided satellite-delivered pay-per-view movies on a scheduled basis to the lodging industry. In the third quarter of 1995, ANS contributed substantially all of its hotel pay per view assets, including Satellite Cinema assets, to OCV in exchange for OCV common stock, raising Ascent's ownership in OCV by approximately 5% to 84.7% (which was subsequently adjusted to 83.7%). In connection with that transaction, OCC converted select Satellite Cinema hotel properties to higher margin OCV services, and OCV sold certain of the contracts to provide pay-per-view service to approximately 100,000 rooms and related equipment to TeleVideoCom Corporation ("TVC") for a payment of approximately $3.3 million. Satellite Cinema operations at the hotel properties not included in the TVC transaction and not being converted were discontinued.

     In June 1996, the Avalanche won the NHL championship in its first year in Denver. Ascent had acquired one of the 26 franchises in the NHL in July 1995 and had moved the franchise to Denver. For the 1995-1996 NHL season, the Avalanche sold all 12,000 season tickets that the team made available for sale. For the 1996 - 1997 season all 12,250 season tickets made available by the team to the public were sold.

     The Nuggets are one of 29 franchises in the NBA. Since Ascent's initial investment in the team in 1989 through the 1995 - 1996 season, the Nuggets experienced gains in attendance, season ticket sales, corporate sponsorships, broadcast fees and proceeds from licensed merchandise. For the 1996 - 1997 season Nuggets season ticket sales declined from 11,960 to approximately 8,700. The Nuggets corporate sales and other arena related sales have also seen declines of somewhat smaller proportions. Ascent assumed operating control of the Nuggets at the end of the 1991-1992 season and through the 1995-1996 season, the Nuggets have enjoyed a compound annual growth rate in revenues (excluding $9.2 million of NBA expansion fees recorded in 1995) of approximately 17.5%. Revenues for the 1996-1997 season will almost certainly show a decline from those of the 1995-1996 season.

     Ascent markets, produces and sells advertising for local market over-the-air television and radio broadcasts of the Avalanche and the Nuggets games. In connection with cable television broadcasts, Ascent has agreements with Fox Sports Rocky Mountain ("Fox Sports") whereby Fox Sports pays a rights fee to Ascent and Fox Sports is then entitled to all cable advertising revenue. Ascent believes that the Avalanche and the Nuggets are among only a few sports franchises to control their own local market cable, over-the-air television and radio broadcast distribution. Ascent produces many of the Avalanche and the Nuggets games through Colorado Studios, a television production company that owns and operates mobile television production facilities and in which Ascent owns a one-third interest. Ascent believes that its control of over-the-air television and radio broadcast distribution increases the profitability to the Company from these media. Ascent also capitalizes on its ownership of the Avalanche and the Nuggets through marketing and local market sales of branded Avalanche, Nuggets, NHL and NBA merchandise. Ascent believes that its ownership of the Avalanche and the Nuggets and its control of its own over-the-air television and radio broadcast distribution form a base of expansion into ancillary entertainment opportunities in the Rocky Mountain region. To capitalize on this competitive advantage, Ascent is proposing to build a new arena and entertainment complex as an integral part of its operating and growth strategy for the Avalanche and the Nuggets.

     Beacon, a wholly-owned subsidiary of Ascent, was acquired by the Corporation in 1994 and was founded in 1990 to produce feature length motion pictures for theater and television distribution. Beacon's principal focus is the production of high quality motion pictures with varying budgets. It has developed a production formula that it believes will allow it to maximize its production capacity while at the same time optimizing the cost structure and quality of its motion pictures and television programming. A component of that formula includes Beacon's strategic relationships with significant domestic and international motion picture distributors. Beacon began production of three motion pictures in 1996, all of which are intended to be released in 1997. Beacon currently is planning to begin production of up to three motion pictures in 1997, which may be released in 1998.

     In July 1996, Beacon entered into a five-year agreement (the "Universal Agreement") with Universal Pictures ("Universal") pursuant to which Universal has agreed to co-finance and distribute in the United States and Canada up to 20 pictures produced by Beacon, although Universal is not obligated to accept more than 4 films per year from Beacon. To date, no motion pictures have been produced and distributed pursuant to the

Universal Agreement. Pursuant to the Universal Agreement, Beacon pays Universal a distribution fee out of the revenues generated by domestic distribution of such motion pictures and Beacon receives net revenues after Universal's fees and expenses. Universal generally controls all rights to distribute such motion pictures domestically for two full television syndication cycles, not to exceed 21 years from the theatrical release of the picture, although Beacon retains the copyrights and retains certain other rights related to such films such as music publishing, merchandising and hotel television rights.

     In April 1993, Beacon entered into a five-year agreement (the "Sony Agreement") with Sony Pictures Entertainment, Inc. ("Sony") pursuant to which Sony has agreed to co-finance and distribute in the United States and Canada, through Sony's affiliates, including Columbia Pictures and Tri-Star Pictures, up to 15 motion pictures produced by Beacon. Two motion pictures have been produced and distributed pursuant to the Sony Agreement. Another has been produced and is scheduled to be released in 1997, the motion picture "Air Force One" starring Harrison Ford. Pursuant to the Sony Agreement, Beacon and Sony share in the revenues generated by domestic distribution of such motion pictures. Sony generally controls all rights to distribute the motion pictures domestically for the later of 14 years or the end of the second television syndication cycle for such motion picture (but in no event later than 23 years), although Beacon retains the copyrights. In July 1996, the Sony Agreement was amended to terminate Sony's exclusive acquisition term and to provide that Sony has the right to jointly develop, produce and distribute up to two additional motion pictures with Beacon for distribution under the Sony Agreement.

     Generally, Beacon intends to produce motion pictures with production budgets in the range of approximately $5 million to $40 million, although Beacon will also consider certain higher budget projects. In that regard, Beacon produced "Air Force One" starring Harrison Ford with a production budget of approximately $95 million which will be distributed domestically pursuant to the Sony Agreement, and distributed internationally by Buena Vista International, Inc., a subsidiary of the Walt Disney Company ("Buena Vista"), pursuant to an agreement which provides for a fixed advance of a significant portion of production costs.

     Beacon plans to release most of its motion pictures on a nationwide basis, with advertising and distribution budgets generally comparable to those of the major motion picture companies. This type of release pattern requires substantial marketing expenditures to create a campaign and purchase advertising on television, newspapers, radio and other media. Beacon expects that the Universal Agreement and the Sony Agreement, as amended, will help offset such costs and provide more cost effective use of Beacon's resources than if Beacon distributed its motion pictures alone. The Universal Agreement and the Sony Agreement, as amended, each allow Beacon to continue to offset risks by pre-selling foreign distribution rights to its motion pictures and each provides Beacon a proven domestic distribution network for its productions; however the Universal Agreement is more favorable to Beacon in terms of the overhead advance paid to Beacon, production funding and domestic print and advertising funding.

     In 1997, "Playing God" a suspense film starring David Duchovny and "A Thousand Acres" starring Michelle Pfeiffer and Jessica Lange will not be released under the Universal Agreement or the Sony Agreement, as amended; however, both will be released domestically by Buena Vista. Beacon has retained the foreign distribution rights to "Playing God" and a portion of the film's production costs are offset by the domestic distribution arrangement with Buena Vista. "A Thousand Acres" is being distributed internationally by Polygram Filmed Entertainment ("Polygram") and the production costs are being split between Beacon, Beacon's co-producer
Propaganda  Films,  Inc. (a  subsidiary  of  Polygram)  and the Walt Disney
Company.

     The production and release of motion pictures are subject to numerous uncertainties and there can be no assurance that Beacon's strategy will be successful, that its release schedule will be met, that Beacon will be successful in obtaining the necessary financing for its operations or that it will achieve its goals. Beacon intends to maintain flexibility in order to adjust its strategies, including the criteria for investing in motion pictures, in response to changes in the motion picture industry and in respect of Beacon.

     Ascent owns a 26% limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which it purchased at a cost of approximately $7.9 million. Elitch Gardens operated an amusement park in Denver, Colorado. In October 1996, Elitch Gardens sold the amusement park to Premier Parks, Inc. In connection with the sale, Ascent has recorded a loss on its investment of $2.3 million in 1996. Ascent has received distributions in 1996 and 1997 in an aggregate amount of $3.6 million for its interest as a limited partner of Elitch Gardens, and expects an additional distribution in the first half of 1997.

     Ascent also owns small equity interests in MagiNet Corporation, which purchases and uses OCC's on-demand systems in the Asia-Pacific region, and Metromedia International Group, a diversified company pursuing telecommunications ventures in eastern Europe and producing motion pictures, among other things.

     Ascent's entertainment properties compete with a broad spectrum of other entertainment alternatives. In providing entertainment services to the lodging industry, OCC operates in a highly competitive and rapidly changing environment in which the principal methods of competition are service, product features and price.

     The Denver Nuggets and Colorado Avalanche compete not only with each other and other major league sports, but also with minor league sports, college athletics, other sports entertainment and non-sports entertainment such as the Colorado Symphony, Opera and Ballet, movies, local theater and recreational activities such as skiing. Beacon competes with many other motion picture producers and distributors, including major motion picture studios.

                                INVESTMENTS

     The corporation's investments are discussed at Note 7 to the financial statements.

ITEM 2.   PROPERTIES

COMSAT PROPERTIES

     At year end 1996, the headquarters of the corporation and the headquarters of the International Communications segment were located in a building in Bethesda, Maryland, which the corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. The corporation has entered into a 15-year lease with the partnership for the new building (see
Note 10 to the financial statements). In 1995, Ascent's headquarters were located in Bethesda, Maryland in space leased from the corporation. Ascent relocated its headquarters to Denver, Colorado in 1996.

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

     COMSAT General owns 86.3% of the MARISAT Joint Venture, which still operates two of three satellites launched in 1976 (the F-3 was decommissioned in September 1996) -- with capacity leased to the U.K. Navy and Fugro N.V., a Netherlands company. COMSAT General owns the COMSTAR D-4 satellite (launched in 1981) with capacity leased to CMC and the U.S. Navy. In September 1996, COMSAT General decommissioned the SBS-2 satellite (launched in 1981).

     The corporation leases earth stations in Turkey and Malaysia, and owns earth stations at Santa Paula, California and Southbury, Connecticut that are used by CMC to provide mobile communications services. A leased earth station in Fucino, Italy along with the California and Connecticut earth stations are used by CRSI to provide TT&C services. The corporation owns earth stations at Clarksburg, Maryland and Paumalu, Hawaii that are used by CWS to provide TT&C services to INTELSAT. The corporation owns an additional earth station at Clarksburg, Maryland which is used by CRSI to house its Satellite Control and Teleport Facilities as well as the Bandwidth Management Center for the U.S. Government CSCI Program.

     The corporation's properties are suitable and adequate for the corporation's business operations.

INTELSAT SATELLITES

     The corporation's property accounts include CWS's PRO-RATA share of INTELSAT satellites. The INTELSAT satellites currently used and under construction are described below.

     There are nine INTELSAT V and V-A satellites continuing to operate in the INTELSAT system. These satellites are or soon will be operating in an inclined orbit. The capacities range from 15,000 to 17,000 voice circuits and 51 to 57 television channels. The satellites were built by Space Systems/Loral.

     The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, a subsidiary of General Motors Corporation, having an average capacity of at least 24,000 bearer circuits or 87 television channels.

     The INTELSAT-K satellite, constructed by General Electric Technical Services Company, Inc., a subsidiary of General Electric Company, having an average capacity of 7,000 bearer circuits or 32 television channels was launched in 1992.

     The INTELSAT VII series consists of six satellites constructed by Space Systems/Loral. These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels. The last INTELSAT VII satellite was launched on June 15, 1996.

     The INTELSAT VII-A series, also constructed by Space Systems/Loral, consists of two satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels. Of the three INTELSAT VII-A satellites constructed, the first INTELSAT VII-A satellite was successfully launched in May 1995; the launch of the second VII-A, in February 1996, was a failure (see Note 4 to the financial statements); and the third VII-A was successfully launched in March 1996.

     The INTELSAT VIII series consists of four satellites that have been and are being constructed by Lockheed Martin Astro Space, a division of the Lockheed Martin Corporation. These satellites will have an average capacity of 21,000 bearer circuits or 76 television channels. The first INTELSAT VIII satellite was successfully launched in February 1997.

     COMSAT has applied to the FCC for authorization to participate in the procurement of two INTELSAT VIII-A spacecraft. These satellites, which are being constructed by Lockheed Martin Astro Space, will have an average capacity of at least 11,600 bearer circuits, or 38 television channels, and are expected to be launched in 1998.

     COMSAT has applied to the FCC for authorization to participate in the procurement of the K-TV satellite. This spacecraft is being constructed by Matra Marconi Space and has a capacity of 30 high power television channels. It is expected that the satellite will be launched in the first quarter of 1999.

     COMSAT has applied to the FCC for authorization to participate in the procurement of two FOS II satellites. These spacecraft will be built by Space Systems/Loral and are intended to replace two INTELSAT VI satellites in the year 2001.

     The corporation has purchased insurance to cover the launch phase of the INTELSAT VIII and VIII-A satellites. For the INTELSAT 801, the corporation has purchased post-separation insurance with no deductible on a partial-loss basis for 180 days following launch. Total loss in- orbit insurance for the remaining five INTELSAT VIII and VIII-A satellites has been purchased for 365 days with a one satellite loss deductible.

INMARSAT SATELLITES

     The corporation's property accounts include CMC's PRO-RATA share of Inmarsat satellites. The Inmarsat satellites currently used and under construction are described below.

     The second-generation Inmarsat satellite system, known as the Inmarsat-2 series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation. One of these serves as the operational satellite in the AOR-W, one of Inmarsat's four coverage areas, while the other three are used primarily for leases and backup capacity.

     The third-generation Inmarsat satellite system, known as the Inmarsat-3 series, consists of five satellites constructed by Lockheed Martin Astro Space. These satellites use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. The Inmarsat-3s have more than 20 times the capacity of the largest satellites in the first-generation Inmarsat system and are about eight times more powerful than the Inmarsat-2 series. Three of these satellites are already operational and the latter two are scheduled for launch in mid to late 1997. Inmarsat has purchased an insurance policy for launch failures and 365 day in- orbit coverage. In the event of a first loss, Inmarsat will use the insurance proceeds to fully fund the insurance of the remaining launches and 365 day coverage. For a discussion of financing arrangements related to the Inmarsat-2 and -3 satellites, see
Note 8 to the financial statements.

ENTERTAINMENT PROPERTIES

     Ascent currently leases its principal offices in Denver, Colorado under a lease which expires in August 1998. Ascent also leases facilities from COMSAT in Maryland, for Beacon in Los Angeles, California, and for ANS in Palm Bay, Florida. Through 1996, OCV leased facilities in Santa Clara, California for its headquarters and manufacturing plant; however, in December 1996 OCC entered into a lease for facilities in San Jose, California and relocated its headquarters and OCV's manufacturing facilities to that location. In connection with the OCC Transactions, OCC acquired Spectravision's headquarters building in Plano, Texas and directed Spectravision to assume certain leases for office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its customer support operations.

     The Nuggets and the Avalanche currently play their home games in Denver's McNichols Arena, an indoor sports arena located in downtown Denver. McNichols Arena is owned by the City and County of Denver (the "City") and is made available to the Nuggets under a lease agreement which extends until the conclusion of the 2005-2006 season. McNichols Arena is made available to the Avalanche under a lease agreement which extends until the conclusion of the 1996-1997 season, subject to renewals for two one-year terms. Pursuant to an amendment to the Nuggets lease agreement, the term of the Nuggets' lease will decrease by one year for each of the first two years that the Avalanche played in McNichols Arena (from the 2007-2008 season to the 2005-2006 season).

     The Nuggets' and the Avalanche's leases with the City require the teams to pay rent to the City for use of McNichols Arena equal to a percentage of the teams' net income from ticket sales, subject to certain minimum and maximum annual payments. The City is generally responsible for maintaining McNichols Arena and providing administrative personnel such as ushers, electricians, janitors, technicians and engineers. The Nuggets and the Avalanche are responsible for providing police and fire safety personnel, announcers, timers, scorers and statisticians. The Nuggets and the Avalanche also share in revenue from food and beverage concessions and parking rights at McNichols Arena.

     Ascent is currently developing and reviewing plans for a privately financed arena for the Nuggets, the Avalanche and other entertainment events, including, among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook." Under current plans, the proposed arena would seat approximately 19,000 for Nuggets games, approximately 18,000 for Avalanche games and approximately 20,000 for concerts and other events. The proposed arena would have approximately 95 luxury suites and 1,669 luxury seats. Ascent anticipates that financing for the proposed arena may be raised through a partnership with other regional investors, sale of taxable bonds, bank financing or other alternatives and will likely include corporate sponsorship. Ascent estimates that the cost of a new arena would be approximately $160 million. Ascent is currently negotiating with the City regarding the proposed arena and the current leases of the Avalanche and

Nuggets.   Ascent  management  believes  that  these  negotiations  can  be successfully concluded, but there can be no assurance that Ascent will be able to reach acceptable terms for the construction of the new arena.

     On March 28, 1996, Ascent entered into a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT") pursuant to which Ascent would purchase approximately 49 acres in downtown Denver as a site for the proposed arena and entertainment complex for a purchase price of $20 million. Pursuant to the agreement, the closing of the land purchase had to have occurred on or before June 29, 1996. The closing did not take place by that time and the Land Purchase Agreement terminated. Ascent management believes that SPT will reinstate the agreement. The transaction would be subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at McNichols Arena. The Land Purchase Agreement also provided for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities. Although there can be no assurance, Ascent management believes that SPT will reinstate the Agreement on substantially similar terms and the closing date for the agreement will be extended.

ITEM 3.   LEGAL PROCEEDINGS

     Neither COMSAT nor any of its subsidiaries is a party to, and none of their property is the subject of, material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities, except for the matters described in Notes 10 and 11 to the financial statements and as discussed below.

     In 1995, the corporation entered into a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation rescinded this agreement. The corporation has commenced a lawsuit against News Corporation and other parties to recover damages arising out of News Corporation's breach of obligation to COMSAT. News Corporation has asserted a counter claim for return of the deposit it originally paid.

     COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially affect consolidated results of operations in a given year or quarter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                  Age as of
         Name                                        Officer                                    March 31,1997
         ----                                        -------                                    -------------

Betty C. Alewine                President and Chief Executive Officer                                48
Steven F. Bell                  Vice President, Human Resources and                                  47
                                Organization Development
James M. Carroll                Vice President, Government Relations                                 34
Thomas Collins                  Vice President and General Manager, CMC                              39
Janet L. Dewar                  Vice President, Corporate Affairs                                    47
John V. Evans                   Chief Technical Officer                                              63
Allen E. Flower                 Vice President and Chief Financial Officer                           53
Dwight Jasmann                  President and General Manager,                                       61
                                COMSAT International
Alan G. Korobov                 Controller                                                           48
Christopher Leber               Vice President and General Manager, CPC                              44
Charles Lyons                   President and Chief Executive Officer,                               42
                                Ascent Entertainment Group, Inc.
John H. Mattingly               Vice President and General Manager, CWS                              46
Paul G. Pizzani                 Treasurer                                                            37
Raymond D. Thomas               President, COMSAT RSI, Inc.                                          46
Warren Y. Zeger                 Vice President, General Counsel and Secretary                        49


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

     The  following  is  a  brief  account  of  each  executive   officer's
experience for the past five years:

     Mrs. Alewine has been President and Chief Executive Officer since July 1996. She was President, COMSAT International Communications from January 1995 to July 1996, and was President, CWS, from May 1991 to January 1995. She was Vice President and General Manager, INTELSAT Satellite Services from January 1989 to May 1991. She is also a member of the Board of Directors of the Corporation.

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

     Mr. Collins has been Vice President and General Manager, COMSAT Mobile Communications since May 1996. He was Vice President of Finance and Planning, COMSAT International Communications from September 1995 to May 1996 and Vice President of Finance and Planning, COMSAT World Systems from April 1993 to September 1995. Prior to that, he was Vice President of Finance, COMSAT Technology Services.

     Ms. Dewar has been Vice President, Corporate Affairs since November 1995. She joined the corporation in 1991 in marketing communications at CWS and became Director, Marketing Communications in 1992. She previously worked at Mobil Oil Corporation in international public affairs and strategic planning.

     Dr. Evans has been the Chief Technical Officer for COMSAT Corporation since September 1996. He was President, COMSAT Laboratories from September 1991 to September 1996. He was Vice President and Director, COMSAT Laboratories from October 1983 to September 1991. He is a consultant to Johns Hopkins University's Applied Physics Laboratory.

     Mr. Flower has been Vice President and Chief Financial Officer since November 1995. From November 1995 to September 1996, he was also Acting Treasurer. He was Controller and Acting Chief Financial Officer from April 1995 through November 1995, Controller from June 1992 to May 1995 and Vice President, Finance and Administration, CVE from May 1990 to June 1992. He is a director of Ascent Entertainment Group, Inc.

     Mr. Jasmann has been President and General Manager, COMSAT International since August, 1996. He previously worked for AirTouch Communications as Vice President of Human Resources and Corporate Services and for AT&T, where in his last position he was Managing President and Managing Director of AT&T Asia/Pacific. He is a director of Elcotel, Inc.

     Mr. Korobov has been Controller since November 1995. He was Vice President, Finance for CMC from January 1993 to September 1995; Vice
President, Finance for CVE from June 1992 to January 1993; and the Controller for CVE from March 1992 to June 1992. He was the Financial Controller for Inmarsat, based in London, from April 1990 to March 1992.

     Mr. Leber has been Vice President and General Manager, COMSAT Personal Communication since 1995. In May 1994, he was named Vice President and General Manager of COMSAT's aeronautical services. From August 1991 to May 1994, he was Acting Vice President of Operations, CMC and then Vice President and General Manager, CMC Operations, Engineering and International Relations.

     Mr. Lyons has been President, Chief Executive Officer and a director of Ascent since October 1995, and prior to that was President and a director of Ascent's predecessors since February 1992. He was Vice President and General Manager of COMSAT Video Enterprises, Inc. (CVE) from October 1990 to February 1992. He is a director of On Command Corporation and National Jewish Hospital.

     Mr. Mattingly has been Vice President and General Manager, COMSAT World Systems since 1995. He previously served as Vice President, European Ventures, COMSAT International Ventures. Before joining COMSAT, he was Senior Vice President and General Manager of OrionNet, Inc. He is a director for Global Tradeshow Services, Inc.

     Mr. Pizzani has been Treasurer of COMSAT since September 1996. From 1993 to 1996 he was Vice President, Finance and Business Planning, COMSAT International Ventures and from 1991 to 1992 he was Director, Business Planning, COMSAT World Systems. He is a director of Viatel, Inc.

     Mr. Thomas has been President of COMSAT RSI, Inc. since January 1997, having served as acting President from September 1996. From 1994 until September 1996, he was Group Vice President of CRSI's Communication Systems Group. In 1993, he was appointed President of Fixed Earth Station Systems. Prior to that, he was Vice President of Finance and Administration for COMSAT Systems Division. He is a director of Plexsys International Corporation.

     Mr. Zeger has been Vice President, General Counsel and Secretary since August 1994. He was Vice President and General Counsel from March 1992 to August 1994. He was Acting General Counsel from September 1991 to March 1992 and Associate General Counsel of the corporation and Vice President, Law, World Systems Division from February 1988 to September 1991. He is a director of On Command Corporation.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     As of December 31, 1996, there were 48,820,868 shares of common stock, without par value, of the corporation (COMSAT Common Stock) outstanding:
48,800,044 were Series I shares, held by approximately 37,000 holders of record other than communications common carriers; and 20,824 were Series II shares, held by 35 common carriers.

     The principal market for COMSAT Common Stock is the New York Stock Exchange, where it is traded under the symbol "CQ." COMSAT Common Stock is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange in the United States and on the Swiss Exchange.

     The corporation's Transfer Agent, Registrar and Dividend Disbursing Agent is The Bank of New York, 101 Barclay Street, New York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT Common Stock for the last two years are as follows:


                                                               COMSAT COMMON STOCK
                                             --------------------------------------------------------


CALENDAR YEAR 1996                                High                 Low                Dividend
------------------                           --------------       --------------       --------------

   First Quarter                                 25 5/8               16 3/4                .195
   Second Quarter                                33 1/8               23 3/8                .195
   Third Quarter                                 26 1/2               18 3/4                .195
   Fourth Quarter                                26 3/4               21 1/2                .195

CALENDAR YEAR 1995                                High                 Low                Dividend
------------------                           --------------       --------------       --------------

   First Quarter                                 21 5/8               17 5/8                .195
   Second Quarter                                21                   18 1/4                .195
   Third Quarter                                 24 5/8               19 1/2                .195
   Fourth Quarter                                22 5/8               18 1/4                .195


ITEM 6: SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS


In thousands, except per
share information                              1996            1995            1994            1993            1992
-------------------------------------------------------------------------------------------------------------------
Summary of Operations
Revenues                               $  1,015,261    $    862,912    $    835,665    $    758,015    $    690,245
Operating expenses                          951,180         767,277         685,414         606,435         585,263
Operating income                             64,081          95,635         150,251         151,580         104,982

Income from continuing operations
   before cumulative effect of
   changes in accounting principles           8,622          37,817          77,642          82,469          53,292
Cumulative effect of changes in
   accounting principles                          -               -               -           1,925               -
Net income                                    8,622          37,817          77,642          84,394          53,292

Dividends paid                               37,698          36,874          33,547          30,410          27,837
Primary earnings per share                     0.18            0.79            1.64            1.79            1.16
Dividends paid per share                       0.78            0.78            0.76            0.74            0.70

BALANCE SHEET DATA
Total assets                              2,665,803       2,314,266       1,975,992       1,773,513       1,654,985
Long-term debt                              635,474         664,601         515,542         410,550         496,804
Stockholders' equity                        843,211         839,433         826,916         763,440         702,292


NOTES
-----
As discussed in Note 6 to the financial statements, the corporation consummated its merger with Radiation Systems, Inc. (RSi) in June 1994. The merger has been treated as a pooling of interests for accounting purposes. Accordingly, information for all periods prior to the merger has been restated to include Rsi. Information for 1992 through 1995 has been reclassified for certain costs historically reflected as a reduction of revenues and now classified as cost of services.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

     Consolidated revenues for 1996 were $1.02 billion, an increase of $152 million as compared to 1995. Revenues improved in all segments in 1996 with the largest increase, over 40%, recorded in the Technology Services
segment.  The  International   Communications   segment  revenues  improved
slightly over last year with increases in both COMSAT World Systems (CWS) and COMSAT International (CI) offset, in part, by a decrease in COMSAT Mobile Communications (CMC). The Entertainment segment revenues improved by 28% in 1996 as compared to 1995. In October 1996, Ascent Entertainment Group, Inc. (Ascent), through its newly formed subsidiary On Command Corporation (OCC), acquired the assets and assumed certain liabilities of SpectraVision, Inc. (SpectraVision) (see Note 5 to the financial statements).

     Consolidated revenues for 1995 were $863 million, an increase of $27 million over 1994. Revenues increased in the International Communications and Entertainment segments but declined in the Technology Services segment. Within International Communications, CWS's and CI's revenues increased over the prior year, while CMC's revenues declined over 1994. The largest improvement in revenues was in the Entertainment segment where On Command Video (OCV) continued to have substantial growth in its hotel business.

     Operating income in 1996 was $64 million, which was $32 million below 1995. During 1995, the corporation restructured elements of each of its business segments and recorded a pre-tax $20 million provision for restructuring (see Note 16 to the financial statements). Exclusive of such provision, the decrease in operating income over 1995 was $52 million. Excluding the 1995 restructuring provision, the Technology Services segment reflected an increase in operating income, while both the International Communications and Entertainment segments reported lower operating income.

     Operating income in 1995 was $96 million, a decline of $55 million from 1994. Exclusive of the 1995 restructuring provision and the Radiation Systems, Inc. (RSi) merger and integration costs recorded in 1994, operating income was $116 million, or $42 million below 1994. All business segments reported lower operating income in 1995 as compared to 1994.

     The initial public offering of common stock of Ascent was completed in December 1995. The corporation owns 80.67% of Ascent's common stock. The corporation recognized, in 1995, a $19 million pre-tax gain as a result of the public offering (see Note 5 to the financial statements).

     Other income (expense), net, for 1996 was a net expense of $11 million, which was $4 million greater than 1995. This was due to a full year of dividend payments on the Monthly Income Preferred Securities
(MIPS), which were issued in July 1995 (see Note 9 to the financial statements), offset by a $2.7 million gain on the sale of I-CO Global Communications (Holdings) Limited (ICO) shares (see Note 7 to the financial statements). In 1995, other income (expense), net, was a net expense of $8 million compared to a net other income of $3 million for 1994. Dividends on the MIPS securities of $7 million were the primary cause of the increased expense in 1995.

     Interest costs increased by $2 million in 1996 as compared to 1995 and by $11 million in 1995 as compared to 1994 as a result of increases in borrowings. Interest capitalized, primarily on satellite construction projects, declined in 1996 by $5 million as compared to 1995, and in 1995 by $3 million as compared to 1994, due to the completion of several satellite projects.

     Income tax expense was adjusted to a higher accrual rate in 1996 to reflect increases in non-deductible expenses and state income taxes. In October 1996, Ascent's ownership in OCC declined to less than 80%. As a result, OCC is no longer a part of the COMSAT consolidated tax group, and COMSAT is no longer able to recognize tax benefits from OCC losses.

     Minority interest in net losses of consolidated subsidiaries increased from $4 million in 1995 to $18 million in 1996 primarily as a result of the minority interest of Ascent, net of taxes.

         Net income for 1996 was $9 million, which was $29 million below last year. Earnings per share were $0.18, a $0.61 decrease from 1995.

     Net income was $38 million in 1995, a reduction of $40 million from the prior year. Earnings per share for 1995 were $0.79, down $0.85 from 1994.

SEGMENT OPERATING RESULTS

     The  corporation   reports   operating   results  in  three  segments:
International  Communications,  Technology  Services and Entertainment (see
Note 18 to the financial statements). The International Communications segment includes COMSAT World Systems (CWS), COMSAT Mobile Communications
(CMC) and COMSAT International (CI). Prior to 1996, CMC was reported as a separate segment. The segment financial information for 1995 and 1994 has been adjusted to reflect the change in the corporation's segments in 1996. In January 1997, COMSAT International Ventures changed its name to COMSAT International.


In millions                                                                    1996            1995            1994
---------------------------------------------------------------------------------------------------------------------
Revenues
   International Communications:
       World Systems                                                       $   272.9        $  254.7        $   252.0
       Mobile Communications                                                   155.2           180.4           193.5
       International                                                            58.1            37.7            19.2
                                                                           ----------       ---------       ---------
   Total                                                                       486.2           472.8           464.7
   Technology Services                                                         300.6           205.9           219.1
   Entertainment                                                               258.1           202.3           165.6
   Eliminations and other corporate                                            (29.6)          (18.1)          (13.7)
                                                                           ----------       ---------       ---------
       Total revenues                                                      $ 1,015.3        $  862.9        $  835.7
                                                                           ==========       =========       =========

Operating income (loss)
   International Communications:
       World Systems                                                       $   104.0        $  108.6        $  100.9
       Mobile Communications                                                    31.3            53.5            53.5
       International                                                           (17.3)          (20.7)           (4.2)
                                                                           ----------       ---------       ---------
   Total                                                                       118.0           141.4           150.2
   Technology Services                                                          19.0            14.0            21.4
   Entertainment                                                               (45.9)          (15.4)           13.6
                                                                           ----------       ---------       ---------
       Total segment operating income                                           91.1           140.0           185.2
   Merger and integration costs                                                    -               -            (7.4)
   Provision for restructuring                                                     -           (20.1)              -
   Other corporate                                                             (27.0)          (24.3)          (27.5)
                                                                           ----------       ---------       ---------
       Total operating income                                              $    64.1        $   95.6        $  150.3
                                                                           ==========       =========       =========


INTERNATIONAL COMMUNICATIONS

     International Communications includes the FCC-regulated and non-regulated businesses of CWS, CMC and CI. CWS provides international voice, data, video and audio communications as the statutorily-designated U.S. participant in the global INTELSAT satellite system. CMC provides maritime, aeronautical and land mobile communications services as the statutorily-designated U.S. participant in the Inmarsat satellite system. CI operates an integrated group of telecommunications businesses in countries with rapidly growing telecommunications markets and provides individualized digital network solutions to customers located in these markets.

     Revenues in the International Communications segment in 1996 were $486 million, which was 3% higher than 1995. In 1995, International Communications revenues of $473 million improved 2% over 1994. Operating income in 1996 was $118 million, which was 17% below last year. Operating income of $141 million in 1995 was 6% below 1994 results.

COMSAT WORLD SYSTEMS

     CWS's 1996 revenues were $273 million, which reflects a 7% increase over 1995. The improvement in revenues came primarily from increases in VSAT leases, IBS traffic and CWS's share of revenues from the INTELSAT system. These increases were partially offset by reduced revenues from scheduled rate reductions in long-term contracts with AT&T, MCI and Sprint, CWS's three largest international carrier customers.

     CWS's 1995 revenues of $255 million were 1% higher than 1994. Revenues from expanded service offerings (such as VSAT leases, digital audio and wide-band mobile) increased by 55%. These increases were partially offset by reduced revenues from voice circuits, which declined 6% due to rate reductions in the long-term contracts and the conversion of analog circuits to more efficient digital service. CWS's share of revenues from the INTELSAT system also declined as a result of a 1% reduction in the corporation's ownership share in 1995.

     Operating income in 1996 in CWS was $104 million, a decrease of 4% from the prior year. The decrease in operating income was the result of a lower investment base upon which the regulated rate of return is calculated. This was the result of insurance proceeds received from the February 1996 launch failure of the INTELSAT 708 satellite (see Note 4 to the financial statements).

     CWS's 1995 operating income of $109 million improved 8% over 1994 due to decreased operating expenses within the division and CWS's lower share of INTELSAT's costs. These savings were partially offset by increased depreciation expense from the launch of three INTELSAT VII satellites in 1995.

COMSAT MOBILE COMMUNICATIONS

     CMC's 1996 revenues were $155 million, a decrease of 14% as compared to 1995. The lower revenues were primarily the result of decreases in analog telephone and telex revenues, expiration of the American Mobile Satellite Corporation (AMSC) service contract in December 1995 and lower volume in the bulk service contract with IDB Mobile Communications, Inc.
(IDB). CMC's analog telephone and telex revenues declined by 15% from 1995 as a result of continued competitive pressures. CMC's 1995 revenues of $180 million were 7% lower than the prior year due to rate reductions and the migration of traffic to less expensive, more efficient digital services such as Standard-M.

     Operating income in CMC for 1996 was $31 million, or 42% lower than 1995 due to lower revenues, increased depreciation expense as two Inmarsat-3 satellites were placed in service during 1996 and increased costs related to the start-up of Planet 1SM service.

     CMC's operating income for 1995 was unchanged from 1994. Lower revenues were offset by a reduction in operating expenses and an increase in CMC's share of Inmarsat's operating results. The decline in operating expenses was due in part to lower CMC operating costs and the reversal of Inmarsat-related costs which were over-accrued in 1994.

COMSAT INTERNATIONAL

     CI's revenues for 1996 were $58 million, which reflects growth of 54% over last year. The majority of the growth originated from companies in Brazil and Argentina, where the year over year growth was 254% and 38%, respectively. Partially offsetting the increases was a decline in revenues in BelCom, CI's company operating in Russia and in the Commonwealth of Independent States (CIS), due principally to a reduction in equipment sales. CI's revenue commitments under long-term contracts were $220 million at the end of 1996, which more than doubled over 1995.

     CI's revenues in 1995 were $38 million, which was 97% higher than 1994. This was the result of improvements in Latin America and the full year consolidation of the results of BelCom.

     CI's operating loss in 1996 was $17 million, which was 17% less than the previous year's loss of $21 million. This improvement was primarily the result of the increase in revenues in Brazil and a decrease in the operating losses at BelCom. Partially offsetting these improvements were start-up costs associated with CI's newer companies in China, Colombia,

India and Venezuela. In 1995, CI experienced an operating loss of $21 million, which was caused in part by losses in BelCom.

TECHNOLOGY SERVICES

     The Technology Services segment includes COMSAT RSI (CRSI) and COMSAT Laboratories. CRSI designs, manufactures and integrates a range of turnkey systems, subsystems and components for advanced microwave, cellular, personal communication services and networks (PCS/PCN), wireless local loop communication networks, satellite communication, radar and other services. In addition, the segment provides operations and maintenance, satellite construction monitoring and applied research services.

     Technology Services' revenues in 1996 were $301 million, a 46% improvement over last year due to increased revenues at both CRSI and COMSAT Laboratories. Included in Technology Services' 1996 revenues were royalties of $8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment. Exclusive of these royalties, Technology Services' revenues improved 42% over 1995. This improvement was primarily the result of increases in revenues from the Commercial Satellite Communications Initiative (CSCI) contract, sales of PCS antennas and the impact of a full year of revenues from JEFA Wireless (JEFA) and Plexsys International (Plexsys), which were both acquired in the second half of 1995.

     Revenues for this segment declined in 1995 by $13 million from the prior year due to the completion in 1994 of several large international and U.S. Government contracts which were not replaced in 1995, a $5 million insurance settlement recorded in 1994 at CRSI, and the downsizing of one of the Laboratories' divisions in 1995. Offsetting the decline, in part, were increases in revenues from satellite services for classified government customers, earth station component sales and the initial consolidation of three companies - Intelesys, JEFA and Plexsys - that are involved in the manufacture, integration and installation of various wireless components and systems.

     Technology Services' operating income was $19 million in 1996, which was 36% better than 1995. Exclusive of the $8 million in royalties noted above, operating income in the Technology Services segment was $11 million in 1996 as compared to $14 million in 1995. This decrease was the result of charges of $9 million taken in the fourth quarter of 1996 related to estimated losses on certain long-term, fixed-price contracts. The decrease was partially offset by improvements from increased sales of PCS antennas and VSAT products.

     Operating income in 1995 declined $7 million from 1994. The decline was primarily due to lower revenues, as well as new product development costs associated with newly acquired VSAT and cellular product businesses, and the favorable insurance settlement received in 1994.

ENTERTAINMENT

     The  Entertainment   segment  consists  of  the  corporation's  80.67%
ownership interest in Ascent (see Note 5 to the financial statements).

     Ascent, through OCC and Ascent Network Services, Inc. (ANS), provides video distribution and on-demand video entertainment services to the lodging industry and video distribution services for the National Broadcasting Company (NBC). This segment also includes the Denver Nuggets

National Basketball Association (NBA) franchise, the Colorado Avalanche National Hockey League (NHL) franchise and Beacon Communications Corp. (Beacon), a producer of theatrical films and television programming.

     In October 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets and assumed certain liabilities of SpectraVision. Prior to the acquisition, OCV was merged into a subsidiary of OCC and became a wholly-owned subsidiary of OCC. Ascent now owns 57.2% of the outstanding common stock of OCC (see Note 5 to the financial statements).

     The Entertainment segment's 1996 revenues were $258 million, an increase of 28% over 1995. The improvement for 1996 includes $21 million of revenue from the fourth quarter acquisition of SpectraVision by OCC; growth associated with the continued installation of new on- demand video systems at OCC and a full year of revenues for the Colorado Avalanche, which was acquired in July 1995. Partially offsetting these increases were lower revenues from the Denver Nuggets and from Beacon, which had no new film releases in 1996. In addition, revenues in 1996 were lower compared to 1995 due to the discontinuance of the Satellite Cinema business at year-end 1995 and the absence of any expansion fees from the NBA which were received in 1995.

     In 1995, the Entertainment segment's revenues were $202 million, which was 22% higher than 1994. This increase in revenues was the result of growth in the OCV installed room base, the inclusion of the Colorado Avalanche for the last half of 1995, revenues from a newly released Beacon film and NBA expansion revenues. Offsetting these increases were lower revenues from the NBC contract.

     In 1996, the Entertainment segment's operating loss was $46 million as compared to an operating loss of $15 million in the prior year. The increase in the operating loss is primarily attributable to increased losses at the sports franchises and at OCC. OCC recognized costs of $9 million relating primarily to asset write-downs, reserves and expense accruals associated with the integration of SpectraVision in the fourth quarter. The 1995 results included $9 million of operating income related to the NBA expansion that did not reoccur in 1996. The sport franchise results reflect the full-year losses of the Colorado Avalanche, which was not included in this segment's results until July 1995.

     In February 1997, Ascent restated its financial statements for the year ended December 31, 1995 to reduce film inventory through a charge to earnings and to change the Beacon purchase price allocation between two intangible assets with different useful lives. COMSAT's operating loss for the fourth quarter included a negative $2.0 million adjustment to account for the restatement by Ascent. COMSAT's 1995 financial statements were unaffected by the Ascent restatement.

     The Entertainment segment in 1995 reported an operating loss of $15 million compared to operating income of $14 million in 1994. The decline in 1995 was a result of lower revenues from the NBC contract, losses from the Colorado Avalanche for the last half of 1995 and full-year costs for Beacon. Additionally, the 1995 results include one-time charges recorded in connection with the Ascent public offering. These losses were partially offset by receipt of NBA expansion fees and improvement in OCV operations.

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

     In March 1997, COMSAT's Board of Directors approved a comprehensive strategic plan to refocus the corporation on international satellite services and digital networking services and technology. The satellite services businesses, which include CWS, CMC and COMSAT Personal Communications, are well positioned in the international market with a significant ownership interest in the largest fleet of satellites, which covers most of the world's land mass and oceans. The digital networking services and technology businesses, which include CI and COMSAT Laboratories, develop and operate digital networks in emerging markets and provide advanced technology services. By focusing on those businesses, and shedding non-core operations, the corporation plans to improve shareholder value by strengthening its balance sheet, improving earnings and positioning itself to participate in the growth opportunities that exist in the international satellite and digital networking markets.

     As part of the strategic plan, the corporation reaffirmed its commitment to divest its 80.67% interest in Ascent. In January 1997, the corporation filed a ruling request with the Internal Revenue Service as a predicate to a tax-free spin-off. Pending the ruling, COMSAT will continue efforts to identify a purchaser for its interest in Ascent. Although the timing may vary depending on which course is taken and factors not within the corporation's control (e.g., the timing of receipt of a ruling), the corporation anticipates that Ascent will be deconsolidated for financial reporting purposes by the end of the first half of 1997.

     The corporation also announced that it intends to sell substantially all of the assets and operations of CRSI as well as non-core assets. Consistent with that strategy, in late 1996 and early 1997, the corporation divested its minority ownership interest in Philippine Global Communications, Inc. (Philcom) and reduced its ownership interest in ICO (see Note 7 to the financial statements).

     The company intends to increase its financial flexibility be refinancing a portion of its long-term debt with the proceeds of short-term debt. Additionally, the Board of Directors is reviewing whether COMSAT should maintain its dividend at the currend level.

     The corporation also announced, in connection with the strategic plan, that it will formally petition the FCC in 1997 to re-classify it as a non-dominant carrier and for relief from rate-based, rate-of-return regulation. There can be no assurance that the FCC will act favorably upon the petition.

INTERNATIONAL COMMUNICATIONS

     The corporation continues to promote efforts to restructure the INTELSAT and Inmarsat satellite systems to ensure that they will remain competitive in the future and to enhance the value of the corporation's investment in those systems. The corporation believes that considerable progress has been made on the restructuring of INTELSAT. In 1996, the corporation worked closely with the United States Government to gain support for the creation of a separate, independent company - carved out of INTELSAT - to pursue video distribution and other new services. The existing intergovernmental organization would continue to provide basic public network and other core services. The corporation believes that there is widespread agreement throughout INTELSAT for this basic restructuring concept, which was not evident a year ago. There are a number of important issues that must be resolved, however, before a restructuring of INTELSAT may be implemented, including the number of satellites to be transferred to the new company, the capital structure of INTELSAT after restructuring, and the level of ownership in the new company by INTELSAT and its signatories (e.g., COMSAT) after a planned initial public offering in 1999 of the affiliate's stock.

     The INTELSAT Assembly of Parties is scheduled to meet in April 1997. It will review a report of the Working Party on restructuring during the meeting. The Assembly is not expected to make a final determination about restructuring but is expected to endorse the overall concept and direction. Additional progress needs to be made on several important issues before a final consensus proposal can emerge for subsequent review and adoption by the Assembly.

     A consensus agreement of the Assembly or a vote of two-thirds of the 140 governments that are members of the INTELSAT consortium is necessary for approval. The United States Government, not the corporation, participates in the Assembly and casts a single vote. The success of the corporation's restructuring efforts will depend on the ability to achieve a consensus among other signatories and participating member governments.

     In January 1997, the FCC staff advised COMSAT that it will need to make application to the FCC to participate in INTELSAT actions to create an affiliate, including the transfer of satellite assets. At issue will be the terms and conditions under which those assets may be removed from the corporation's regulatory rate base. The FCC staff has expressed the view that, since COMSAT's ownership share of INTELSAT is reflected in its regulatory rate base, any gain generated as a result of restructuring should be applied against the rate base and inure to the benefit of ratepayers, unless COMSAT demonstrates sound public policy reasons why a different standard should apply. COMSAT believes that any transfer of satellite assets should be effected at book value with any resulting gain derived from the restructuring of INTELSAT inuring to the benefit of the corporation's shareholders.

     COMSAT WORLD SYSTEMS continues to be well-positioned with major international carriers through long-term agreements to provide cost-competitive services for bulk usage beyond the year 2000. In addition, CWS expects growth in several emerging markets, including international VSAT service and Asynchronous Transfer Mode (ATM) services.

     In addition  to eight  satellites  currently  on order,  INTELSAT  has signed a lease for capacity aboard the INSAT-2E satellite in the Asia-Pacific region, planned for launch in the 1997 - 1998 time-frame. INTELSAT launched two satellites successfully in 1996 and plans for three or four launches in 1997, depending on satellite delivery and launch availability. The new INTELSAT VIII series satellites will offer higher-power C-band capabilities to address various markets. INTELSAT is nearing the end of an investment cycle in which it has invested heavily in new satellites. As those satellites are placed in service and begin to generate revenues, the corporation anticipates that CWS's free cash flow (operating cash flow less capital investment) will grow significantly.

     CWS is expected to face increasing competition over the longer term. Several recently announced or completed acquisitions are expected to significantly increase the competition for international satellite telecommunications services, including the planned acquisition of PanAmSat by Hughes Electronics Corporation and British Telecommunications PLC's planned acquisition of MCI Communication Corp.

     In late 1993, the FCC substantially eliminated prior restrictions on access of separate system satellite operators to the public switched telephone network. The remaining restrictions expired as of December 31, 1996. Accordingly, separate system satellite operators are no longer subject to any U.S. policy limitations with respect to the number of satellite circuits that they may interconnect with the public switched telephone network. This will increase competition in the provision of switched services.

     COMSAT MOBILE COMMUNICATIONS plans to continue to expand its service offerings and value-added products to meet anticipated growth in customers' needs. The increasing number of digital terminals with improved operating efficiency and reduced service charges are expected to continue to provide traffic growth in land mobile, small commercial and pleasure boat, and business traveler markets. CMC expects to continue to face increasing competition from existing Inmarsat service providers, other wireless communications services (including C-band) and other potential market entrants. In October 1996, CMC reduced its service charges in response to competitive pressures and has solved quality issues in its new digital services.

     The lower service prices and a greater prevalence of lower-priced digital versus analog telephone service charges are expected to more than offset potential increases in revenues due to traffic growth. As a result of those factors and the increased depreciation associated with the Inmarsat-3 satellites, CMC's operating income is expected to be lower in 1997 than in 1996.

     In late 1996, the Federal Aviation Administration (FAA) selected CMC to provide satellite and uplink services for the Wide Area Augmentation System (WAAS). The initial contract is expected to generate revenues of $34 million and could generate revenues of up to $100 million if all options are exercised over the next five years.

     CMC plans to build on its established position in mobile satellite communications as it evolves toward handheld satellite service. Planet 1SM, the first generation of personal satellite communications, commenced commercial service in January 1997. The Planet 1TM terminal is a six-pound, laptop computer-sized satellite terminal which utilizes the Inmarsat-3 satellites. This product is expected to address the demand for global personal communications ahead of the availability of handheld satellite services. During 1996, the first three of four operational Inmarsat-3 satellites were successfully launched and are now in service. The Planet 1SM service is expected to be available globally by the second half of 1997, with the launch of the fourth satellite.

     In December 1996, the corporation reduced its direct investment in ICO from eight percent to three percent (see Note 7 to the financial statements). The reduction in ICO ownership aligns the corporation's financial interest with its plans to concentrate on developing a national service wholesaler role in the U.S. The corporation also continues to hold an indirect share of ICO through its 23% ownership in Inmarsat, which is also an ICO shareholder.

     As with any new product, there are a number of factors that may affect the corporation's ability to offer Planet 1SM and ICO services on a profitable basis. Such factors include the level of consumer acceptance and demand, the quality and pricing of competitive services, and the performance of ground and space systems and customer terminals. In order to offer Planet 1SM and ICO services, the corporation must obtain certain regulatory approvals (see Notes 10 and 11 to the financial statements). In addition, ICO must receive the funding required to complete its satellite system.

     COMSAT INTERNATIONAL will continue to operate an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in selected markets. CI also plans to develop prospective international telecommunications opportunities that are consistent with its digital networking strategy. In this regard, CI will continue to target those rapidly growing markets where a significant number of CI's existing or targeted clients are located (or in which they intend to locate).

     CI's general financial performance benchmark is for individual companies to be operationally cash-flow positive within three years and profitable after five years of operation absent unforeseen circumstances or problems. As part of its integrated approach to management of those companies, CI evaluates operating performance, strategic fit and overall effectiveness of managerial control to determine whether to continue to increase or reduce its investment in individual companies. CI is currently reviewing its investment in BelCom. In January 1997, CI sold its 20% share in Philcom (see Note 7 to the financial statements).

     CI's more mature companies located in Argentina, Bolivia, Brazil and Guatemala are expected to be profitable in the aggregate in 1997. Profits generated from those operations are expected to be offset by losses in CI's newer companies operating in China, Colombia, India and Venezuela losses at BelCom and by management costs in the U.S.

     In early 1997, the Communications Secretariat of Argentina issued resolutions which reserve for Nahuelsat, the domestic Argentine satellite operator, certain exclusive rights for the sale of domestic Ku-band satellite services in Argentina. CI expects that the resolution will be challenged by satellite service providers and users. COMSAT Argentina has reserved sufficient Ku-band capacity to address its current and future business requirements through 1998. Following 1998, however, COMSAT Argentina will be required to secure additional capacity for new business from Nahuelsat.

TECHNOLOGY SERVICES

     COMSAT RSI should continue to experience revenue growth in each of its three core groups as a result of strong worldwide demand for wireless and satellite communications infrastructure and increased U.S. Government spending on advanced communications products and services. CRSI's backlog rose to $226 million at the end of 1996 as compared to $212 million at the end of 1995. Of the December 31, 1996 backlog, approximately $160 million is expected to be recognized as sales in 1997 and approximately $36 million is unfunded. Included in this order backlog is approximately $128 million of U.S. Government contracts. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, CRSI would likely assert a claim for reimbursement of costs incurred and a reasonable allowance for profit thereon.

     CRSI's operating income in 1997 is expected to improve over 1996 operating income, exclusive of the reserves taken in 1996 on certain long-term, fixed-price contracts. Although the increase in operating income may not be at the same pace as the increase in revenues due to costs related to the introduction of new services and products, as well as increasing investment in product development. Additionally, earnings growth at CRSI will continue to depend upon CRSI's ability to contain costs and complete projects with favorable margins.

ENTERTAINMENT

     ASCENT is expected to continue to derive a majority of its revenues from the lodging industry video distribution business. Revenue growth is expected from the continued installation of OCC systems for new customers and in SpectraVision hotels, and the full year impact of the acquisition of SpectraVision.

     Contracted revenues for video distribution services provided to NBC entered an option phase in 1995, which resulted in lower revenues and operating income. In 1996, ANS procured and installed digital equipment to provide MSNBC, LLC, a joint venture between Microsoft Corporation and NBC ("MSNBC") with network services, maintenance and support. ANS anticipates that it will assist NBC in completing the upgrade of the NBC network to digital technology.

     The financial performance of the Denver Nuggets and the Colorado Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitations of the facilities available at McNichols Arena where both teams currently play, Ascent believes that projected increases from facilities-based revenues will not keep pace with increases in players' salaries, which could result in operating losses for as long as they play in McNichols Arena. Ascent plans to construct a new arena and entertainment complex, which is expected to result in improved operating results for both teams. It is estimated that the arena will cost approximately $160 million.

     Beacon is expected to release three feature films during 1997 and begin production on up to three additional films in 1997, which may be released in 1998. There is a significant degree of unpredictability and risk associated with theatrical films.

     In October 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets and assumed certain liabilities of SpectraVision. In addition, Ascent's ownership of OCC declined at that time to less than 80%. As a result, OCC is no longer a part of the COMSAT consolidated tax group, and COMSAT is no longer able to recognize tax benefits from OCC losses.

     As a result of anticipated continued losses at Ascent, primarily as a result of the increased losses associated with the acquisition of SpectraVision and the impact of the deconsolidation for tax purposes of OCC, COMSAT expects to report net losses in 1997 until Ascent is no longer a part of COMSAT's consolidated results.

                         ANALYSIS OF BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

ASSETS. The corporation ended 1996 with $2.7 billion of assets, a $352 million increase over 1995.

     Current assets decreased during 1996 by $16 million primarily due to a decline in cash and cash equivalents of $111 million, which was partially offset by increases in receivables and inventories of $80 million and $13 million, respectively. The decrease in cash and cash equivalents was primarily related to the repayment of loans on corporate-owned life insurance policies and additional investment in ICO. The increase in accounts receivable was principally the result of growth in revenues at CRSI, higher unbilled CRSI receivables and the acquisition by OCC of SpectraVision. All of CRSI's unbilled receivables, except for $11 million, are expected to be collected within one year. The increase in inventory was due to growth at CRSI related to PCS and other products.

     Non-current assets increased in 1996 by $368 million to end the year at $2.3 billion. Of the total increase, $129 million was related to property and equipment. Property and equipment, before accumulated depreciation, increased during the year by $239 million. The increase in property and equipment was primarily related to the installation of video systems and the acquisition of SpectraVision at OCC, additions related to CWS's and CMC's share of INTELSAT and Inmarsat satellite programs and investment in new communication property and equipment at COMSAT International. Partially offsetting these increases was the receipt in 1996 of insurance proceeds related to the launch failure of the INTELSAT 708 satellite and retirement of fully-depreciated satellite assets.

     Investments increased $45 million during 1996 of which $36 million was related to the corporation's direct and indirect investments in ICO. Goodwill increased in 1996 by $88 million and was principally related to the acquisition of SpectraVision by OCC. Other assets increased by $112 million in 1996 as the corporation repaid loans related to corporate owned life insurance policies and Beacon made further investments in film inventories.

     LIABILITIES. The corporation's total liabilities increased during 1996 by $272 million. This was primarily the result of increased borrowings of $123 million at Ascent, increases in liabilities for the production of films at Beacon of $44 million and liabilities of $19 million related to the acquisition of SpectraVision by OCC. COMSAT's short-term borrowings increased during 1996 by $18 million.

          ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash from operating activities for 1996 was $231 million, which was 12% below 1995. The International Communications and Entertainment segments generated the majority of the corporation's cash from operations. The corporation made interest payments, net of amounts capitalized, of $41 million and tax payments of $1 million.

     During 1996, the corporation used $357 million in investing activities, a 16% decrease over 1995. The 1996 purchases of property and equipment came primarily from the International Communications businesses, as CWS and CMC continued to make capital investments equal to their related shares of INTELSAT's and Inmarsat's satellite programs. CI purchased communications plant and equipment, predominantly related to contracts in Latin America. OCC also purchased video-on-demand equipment. Increases in investments in unconsolidated businesses are primarily related to the corporation's investment in ICO.

     The corporation expects to make additional investments in property and equipment in 1997, but at a level below the amount expended in 1996. A decrease in spending is expected in CWS as a large portion of existing satellite program costs at INTELSAT were expended in prior years. Investments in unconsolidated businesses are expected to be lower in 1997, as a result of a decrease in the corporation's obligation related to ICO and the sale in January 1997 of Philcom.

     Cash proceeds from financing activities in 1996 were a net $14 million, a $252 million decrease from the previous year. During 1996, the corporation had a net repayment of long-term debt of $70 million, repaid loans on company owned life insurance policies of $51 million and paid dividends of $38 million. Cash from short-term borrowings of $158 million came principally from an increase in short-term debt at Ascent of $143 million. The quarterly dividend has remained at $0.195 per share throughout 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The corporation's working capital at year-end 1996 was a deficit of $75 million, a decrease of $296 million from a positive $221 million at year-end 1995. The $16 million decline in current assets was more than offset by the $280 million increase in current liabilities. The increase in current liabilities, as compared to the prior year, was primarily due to the short-term borrowings of $143 million under the Ascent and OCC credit facilities, $18 million in borrowings under the corporation's commercial paper program, a $44 million increase in deferred income from Beacon's film production activities and increases in accounts payable and other liabilities from an increased level of operations. Cash from operating activities and short-term borrowings will be used for the near term to fund growth and to finance working capital needs.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings were downgraded one level in early 1996 to A- by Standard and Poor's and to A3 by Moody's. The corporation's $200 million commercial paper program had $18 million in borrowings outstanding as of December 31, 1996. Ascent had $143 million in short term debt outstanding at year-end 1996. A $200 million credit agreement, expiring in 1999, backs up the commercial paper program. The corporation's current commercial paper ratings also were downgraded one level in early 1996 to A2 by Standard and Poor's and to P2 by Moody's.

     The corporation had $26 million remaining at year-end 1996 under a $100 million medium-term note program, which is unchanged from year-end 1995. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     As part of its strategic plan (see "Management's Discussion and Analysis -- Outlook", the corporation intends to tender for a portion of its long-term debt using the proceeds from short-term debt. The corporation plans to reduce its short-term debt. The corporation plans to reduce short-term debt with proceeds from the sale of assets of CRSI and non-core assets.

     In March 1997, OCC amended its credit facility to increase the amount that OCC may borrow to $150 million from $125 million. Concurrently, Ascent amended its credit facility to reduce the amount which ascent can borrow to $140 million from $200 million and committed to raise not less than $50 million in subordinated debt before October 1997 as a condition to further renewal of its credit facility (see Note 8 to the financial statements). Ascent's management believes that Ascent will be able to satisfy the commitment to raise $50 million within that time frame. There can be no assurance, however, that other contingencies will not arise which could impact Ascent's ability to obtain the additional subordinated financing or that such financing will be abailable on terms acceptable to Ascent. If Ascent wer not able to obtain the additional subordinated financing, Ascent could be required to refinance the credit facility, which could require Ascent to reduce or reschedule planned capital investments, reduce capital outlays or sell assets.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit its financial plans to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year-end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on the corporation's 1997 capital plan, which is scheduled to be filed by the end of April 1997. The corporation was in compliance with the guidelines, as modified, with a long-term debt to total capital ratio of 43%, $178 million in short-term debt outstanding and an interest coverage ratio of 1.97 to 1 at December 31, 1996.

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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
COMSAT Corporation:

We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedules listed in the index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
Washington, D.C.
February 14, 1997
(March 23, 1997 as to the eighth paragraph of Note 8)

                    COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
            For the Years Ended December 31, 1996, 1995 and 1994


In thousands, except per share amounts                                      1996            1995           1994
---------------------------------------------------------------------------------------------------------------
REVENUES                                                           $   1,015,261   $     862,912   $    835,665
                                                                   -------------   -------------   ------------

OPERATING EXPENSES:
   Cost of services                                                      666,345         506,660        471,043
   Depreciation and amortization                                         236,276         202,024        167,784
   Research and development                                               24,618          18,693         16,369
   General and administrative                                             23,941          19,856         22,851
   Merger and integration costs                                                -               -          7,367
   Provision for restructuring                                                 -          20,044              -
                                                                   -------------   -------------   ------------
   Total operating expenses                                              951,180         767,277        685,414
                                                                   -------------   -------------   ------------

OPERATING INCOME                                                          64,081          95,635        150,251

Gain on sale of minority interest                                              -          19,286              -

Other income (expense), net                                             (11,139)         (7,557)          2,689

Interest cost                                                           (61,559)        (59,487)       (48,940)

Interest capitalized                                                      15,760          20,355         23,662
                                                                   -------------   -------------   ------------

Income before taxes and minority interest                                  7,143          68,232        127,662

Income tax expense                                                      (16,144)        (34,911)       (49,939)

Minority interest in net losses (income)
   of consolidated subsidiaries                                           17,623           4,496           (81)
                                                                   -------------   -------------   ------------

NET INCOME                                                         $       8,622   $      37,817   $     77,642
                                                                   =============   =============   ============

EARNINGS PER SHARE                                                 $        0.18     $      0.79     $     1.64
                                                                   =============   =============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1995


In thousands                                                                              1996            1995
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $      12,721   $     124,156
   Receivables                                                                         314,766         234,465
   Inventories                                                                          39,635          26,851
   Deferred income taxes                                                                12,756          12,445
   Other                                                                                29,961          27,908
                                                                                 -------------   -------------
   Total current assets                                                                409,839         425,825
                                                                                 -------------   -------------

Property and equipment                                                               1,656,763       1,528,053
Investments                                                                            133,592          88,378
Goodwill                                                                               155,250          67,569
Franchise rights                                                                       102,189         107,962
Other assets                                                                           208,170          96,479
                                                                                 -------------   -------------
   TOTAL ASSETS                                                                  $   2,665,803   $   2,314,266
                                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current maturities of long-term debt                $     159,719   $      11,688
   Commercial paper                                                                     17,993               -
   Accounts payable and accrued liabilities                                            168,039         126,980
   Deferred income                                                                      81,942          38,060
   Due to related parties                                                               34,602          22,825
   Accrued income taxes                                                                 17,411               -
   Accrued interest                                                                      5,377           5,155
                                                                                 -------------   -------------
   Total current liabilities                                                           485,083         204,708
                                                                                 -------------   -------------

Long-term debt                                                                         635,474         664,601
Deferred income taxes                                                                  123,972         119,018
Deferred investment tax credits                                                         12,350          15,190
Accrued postretirement benefit costs                                                    50,423          49,497
Other long-term liabilities                                                            147,818         129,911
Commitments and contingencies (notes 10, 11 & 17)                                            -               -
Minority interest                                                                      167,472          91,908
Preferred securities issued by subsidiary                                              200,000         200,000

STOCKHOLDERS' EQUITY:
   Common stock, without par value, 100,000 shares authorized,
       49,090 shares issued in 1996 and 48,612 in 1995                                 340,691         324,074
   Preferred stock, 5,000 shares authorized, no shares issued or
       outstanding                                                                           -               -
   Retained earnings                                                                   502,839         533,238
   Treasury stock, at cost, 269 shares in 1996 and 857 in 1995                         (3,006)         (9,020)
   Unearned compensation                                                               (3,869)         (5,484)
   Other                                                                                 6,556         (3,375)
                                                                                 -------------   -------------
   Total stockholders' equity                                                          843,211         839,433
                                                                                 -------------   -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $2,665,803      $2,314,266
                                                                                 =============   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CASH FLOW STATEMENTS
                For the Years Ended December 31, 1996, 1995
                                  and 1994


In thousands                                                              1996            1995            1994
----------------------------------------------------------------- --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $      8,622   $      37,817   $      77,642
Adjustments for noncash expenses:
   Depreciation and amortization                                       236,276         202,024         167,784
   Provision for restructuring                                               -          20,044               -
   Gain on sale of minority interest                                         -        (19,286)               -
   Changes in operating assets and liabilities:
   Receivables and other current assets                               (63,155)        (11,959)        (17,169)
   Current liabilities                                                  30,557        (12,431)        (14,847)
   Noncurrent liabilities                                               15,498          24,748          25,808
Other                                                                    3,482          22,161           3,690
                                                                  ------------   -------------   -------------
Net cash provided by operating activities                              231,280         263,118         242,908
                                                                  ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (364,427)       (308,161)       (274,562)
   Expenditures for film production costs                             (21,050)        (12,549)           (181)
   Investments in unconsolidated businesses                           (64,707)        (32,810)        (53,397)
   Purchase of subsidiaries                                            (9,264)        (78,240)        (35,676)
   Purchase of minority shares of subsidiaries                         (1,461)            (92)         (4,016)
   Proceeds from sale of investments                                    29,684               -               -
   Insurance proceeds from satellite launch failure                     54,443               -               -
   Decrease (increase) in INTELSAT ownership                           (1,238)          17,919          13,520
   Decrease (increase) in Inmarsat ownership                             5,746         (6,978)           3,573
   Other                                                                15,579         (2,930)         (3,471)
                                                                  ------------   -------------   -------------
   Net cash used in investing activities                             (356,695)       (423,841)       (354,210)
                                                                  ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                            126,645         154,119         112,296
   Net short-term borrowings (repayments)                              158,323       (121,356)          74,123
   Borrowings (repayments) against company-owned
       life insurance policies                                        (51,443)           2,542          32,437
   Common stock issued                                                  16,445          10,834           5,291
   Proceeds from issuance of preferred securities of subsidiary              -         200,000               -
   Proceeds from issuance of subsidiary's common stock                       -          78,985           1,486
   Repayment of long-term debt                                       (196,543)         (9,970)        (77,023)
   Cash dividends paid                                                (37,698)        (36,874)        (33,547)
   Other                                                               (1,749)        (12,059)         (1,333)
                                                                  ------------   -------------   -------------
   Net cash provided by financing activities                            13,980         266,221         113,730
                                                                  ------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                 (111,435)         105,498           2,428
Cash and cash equivalents, beginning of year                           124,156          18,658          16,230
                                                                  ------------   -------------   -------------
Cash and cash equivalents, end of year                            $     12,721   $     124,156   $      18,658
                                                                  ============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of amount capitalized                       $     40,623   $      36,710   $      24,880
   Income taxes paid                                              $      1,255   $      20,607   $      30,639
   Noncash financing of Inmarsat satellites                       $      5,602   $       7,551   $       7,197


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
         STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1996, 1995 and 1994


                                            Shares       Shares      Common     Retained     Treasury    Unearned
In thousands                                Issued    Outstanding     Stock     Earnings     Stock    Compensation    Other
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                48,404       46,373     $311,506  $488,090       $(21,473)   $(10,891)     $(3,792)
Net income                                                                      77,642
Cash dividends                                                                 (33,547)
Common stock issued:
   Stock options and restricted stock
       units, including tax benefits                        105          948                      808
   Employee stock purchase, 401(k)
       and Investors' Plus plans               333          333        6,432
Amortization of unearned compensation
   and incentive plan expense                                          1,420                               2,868
Retirement of treasury stock                  (683)                   (8,163)                   8,163
Translation adjustment                                                                                                   5,343
Other                                                                               44                       774           744
                                            -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                48,054       46,811      312,143   532,229        (12,502)    (7,249)        2,295
Net income                                                                      37,817
Cash dividends                                                                 (36,874)
Common stock issued:
   Stock options and restricted stock
       units, including tax benefits                        334        1,705                    3,373
   Employee stock purchase, 401(k)
       and Investors' Plus plans               558          558       10,276
Restricted stock awarded                                     91          871                      911     (1,782)
Amortization of unearned compensation
     and incentive plan expense
   and incentive plan expense                                            619                               2,131
Forfeiture and cancellation of
   restricted stock awards                                  (39)      (1,540)                    (802)       798
Minimum pension liability adjustment                                                                                    (2,006)
Translation adjustment                                                                                                  (3,664)
Other                                                                               66                       618
                                            -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                48,612       47,755      324,074   533,238         (9,020)    (5,484)       (3,375)
Net income                                                                       8,622
Cash dividends                                                                 (37,698)
Common stock issued:
   Stock options and restricted stock
       units, including tax benefits             4          484        4,768                    5,149
   Employee stock purchase, 401(k)
       and Investors' Plus plans               474          474        8,888
Restricted stock awarded                                    183          597                    1,980     (2,577)
Amortization of unearned compensation
   and incentive plan expense                                            437                               2,685
Forfeiture and cancellation of
   restricted stock awards                                  (75)         (51)                  (1,115)       360
Minimum pension liability adjustment                                                                                       383
Translation adjustment                                                                                                     924
Unrealized gain on available for sale
   securities, net of taxes                                                                                              8,624
Other                                                                  1,978    (1,323)                    1,147
                                            -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                49,090       48,821     $340,691  $502,839        $(3,006)   $(3,869)       $6,556
                                            ===================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS For the Years Ended December 31,
                            1996, 1995 and 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. Accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the corporation) have been consolidated. Significant intercompany transactions have been eliminated. Minority interest is primarily comprised of the interest of other shareholders in Ascent Entertainment Group, Inc. (Ascent) and On Command Corporation (OCC) (see Note 5). As of December 31, 1996, the corporation owned 80.67% of Ascent and Ascent owned 57.2% of OCC.

     The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite Organization (INTELSAT) and the International Mobile Satellite Organization (Inmarsat). The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1996, the corporation owned 19.1% of INTELSAT and 23.0% of Inmarsat.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that directly affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used in accounting for long-term contracts, allowance for doubtful accounts, inventory obsolescence, depreciation and amortization, employee benefit plans, taxes and contingencies.

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

     EARNINGS PER SHARE. Earnings per share are computed using the average number of shares outstanding during each period, adjusted for outstanding stock options, restricted stock units and unissued restricted stock awards. The weighted average number of shares used in the computation of earnings per share for each year was 49,090,000 for 1996, 47,998,000 for 1995 and 47,356,000 for 1994.

     EVALUATION OF LONG-LIVED ASSETS. The corporation evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1996.

     GOODWILL. The balance sheet includes goodwill related to the acquisitions of SpectraVision, Inc., On Command Video Corporation, the Denver Nuggets Limited Partnership (the Nuggets), Beacon (see Note 5) and other businesses. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $20,476,000 and $12,671,000 at December 31, 1996 and 1995, respectively.

     FRANCHISE RIGHTS AND OTHER ASSETS. Franchise rights were recorded in connection with the acquisition of the Nuggets beginning in 1989 and the Avalanche in 1995 (see Note 5). These rights are being amortized over 25 years. The amounts shown on the balance sheets are net of accumulated amortization of $13,091,000 and $8,317,000 at December 31, 1996 and 1995, respectively.

     The cash surrender values of life insurance policies (net of loans) totaling $71,724,000 and $12,879,000 at December 31, 1996 and 1995,
     respectively, are included in "Other assets." In January 1996, the corporation repaid loans totaling $51,175,000. Other income (expense), net on the income statement includes the increases in the cash surrender values of these policies.

     Film costs totaling $76,234,000 and $11,470,000 at December 31, 1996 and 1995, respectively, are included in "Other assets." Film costs, net of amortization, are stated at the lower of cost or net realizable value.

     STOCK-BASED COMPENSATION.  Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock- based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see
     Note 13). The corporation has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess , if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     CASH  FLOW  INFORMATION.   The  corporation  considers  highly  liquid
     investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     STATEMENT  PRESENTATION.   Certain  prior  period  amounts  have  been
     reclassified to conform with the current year's presentation. Most notably, minority interest in net losses (income) of consolidated subsidiaries is presented separately on the income statement. In addition, Ascent has historically reflected certain costs as a reduction of revenues and will now classify such costs as costs of services.

2.   RECEIVABLES

     Receivables at each year end are composed of:


     In thousands                                                                          1996            1995
     -----------------------------------------------------------------------------------------------------------
     Commercial receivables                                                        $    211,561    $    160,990
     Receivables under long-term contracts:
         U.S. Government:
         Amounts billed                                                                   9,889           6,188
         Unbilled costs and accrued profits                                              35,607          28,937
     Commercial customers:
         Amounts billed                                                                  14,153           9,891
         Unbilled costs and accrued profits                                              34,525          31,617
     Related party receivables                                                            8,305           5,726
     Other                                                                               15,418           4,194
                                                                                   -------------   -------------
     Total                                                                              329,458         247,543
     Less allowance for doubtful accounts                                               (14,692)        (13,078)
                                                                                   -------------   -------------
     Net                                                                           $    314,766    $    234,465
                                                                                   =============   =============

     Unbilled amounts represent accumulated costs and accrued profits that will be billed at future dates in accordance with contract terms and delivery schedules. All but approximately $10,535,000 of the 1996 amounts are expected to be collected within one year. Unbilled amounts are net of progress payments of $69,801,000 in 1996 and $74,677,000 in 1995.

     In the fourth quarter, the corporation recorded additional costs totaling $9,000,000 for estimated losses on certain long-term, fixed-price contracts. Revenues related to claims for constructive change orders on long-term contracts are recorded at the estimated amount of recoverable costs incurred. The corporation has filed claims for recovery on long-term, fixed-price contracts totaling $34,223,000. At December 31, 1996, U.S. Government unbilled receivables includes $9,918,000 from such claims. These estimates could change in the near term as additional costs are incurred to complete the contracts and as the claims are settled with the U. S. Government and other customers.

3.   INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following at each year end:


     In thousands                                                                          1996            1995
     ----------------------------------------------------------------------------------------------------------
     Finished goods                                                                $     18,015    $      8,137
     Work in progress                                                                    11,811          10,260
     Raw materials                                                                        9,809           8,454
                                                                                   ------------    ------------
     Total                                                                         $     39,635    $     26,851
                                                                                   ============    ============


4.   PROPERTY AND EQUIPMENT

     Property and equipment include the corporation's shares of INTELSAT and Inmarsat property and equipment.


     In thousands                                                                  1996            1995
     ---------------------------------------------------------------------------------------------------
     Property and equipment at cost:
         Satellites                                                          $1,546,891      $1,396,311
         Furniture, fixtures and equipment                                      974,466         794,393
         Buildings and improvements                                             122,083         122,986
         Land                                                                    10,043           8,567
                                                                             -----------     -----------
         Total                                                                2,653,483       2,322,257
         Less accumulated depreciation                                       (1,266,560)     (1,156,518)
                                                                             -----------     -----------
         Net property and equipment in service                                1,386,923       1,165,739

     Property and equipment under construction:
         INTELSAT satellites                                                    111,222         172,043
         Immarsat third-generation satellites                                    53,323         126,056
         Other                                                                  105,295          64,215
                                                                             -----------      ----------
         Total                                                               $1,656,763       $1,528,053
                                                                             ===========      ==========

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

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the construction and capitalized interest costs was fully insured. Insurance proceeds totaling $54,443,000 were received in the second quarter of 1996.

5.   ASCENT ENTERTAINMENT GROUP, INC.

     INITIAL PUBLIC OFFERING. In December 1995, Ascent Entertainment Group, Inc. (Ascent) completed a public offering of 5,750,000 shares of its common stock at an offering price of $15.00 per share. At that time, Ascent consisted of Ascent Network Services, Inc. (ANS), formerly COMSAT Video Enterprises, Inc., and ANS's ownership of On Command Video Corporation (OCV), the Denver Nuggets Limited Partnership, Beacon Communications Corp. and the Colorado Avalanche. COMSAT retained 24,000,000 shares, or 80.67% of Ascent. Concurrent with the public offering, Ascent repaid a $140,000,000 intercompany note payable to COMSAT. COMSAT recognized a $19,286,000 pre-tax gain as a result of the public offering.

     SPECTRAVISION, INC. In October 1996, Ascent through its newly formed subsidiary, On Command Corporation (OCC), acquired the assets and assumed certain liabilities of SpectraVision, Inc. (SpectraVision). OCC acquired all of the outstanding capital stock of SpectraDyne, Inc. (SpectraDyne), the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraVision and its affiliates. OCV, an approximately 79% owned subsidiary of Ascent, was merged into a subsidiary of OCC and became a wholly-owned subsidiary of OCC. In connection with the merger, Ascent received 17,149,766 shares of OCC common stock (57.2% of the initial 30,000,000 shares of outstanding OCC common stock). OCV minority shareholders received 4,600,234 shares of the OCC stock in the merger. In consideration of the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. Additionally, 208,382 shares of OCC common stock were held in reserve pending finalization of the closing balance sheet pursuant to the acquisition agreement. Of these, 12,000 shares of reserved stock will be distributed to Ascent and the former OCV minority stockholders and the remainder will be distributed to the SpectraVision bankruptcy estate.

     In connection with the SpectraVision acquisition and the merger, OCC also issued seven year warrants representing the right to purchase a total of up to 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC, after exercise of the warrants) at $15.27 per share. Warrants to purchase on a cashless basis a total of up to 1,425,000 shares were issued to former OCV shareholders, of which Ascent received warrants to purchase 1,124,325 shares. In addition, warrants to purchase for cash 3,450,000 shares of OCC common stock were issued to OCC's investment advisors in connection with the transactions and the remainder was issued to the SpectraVision estate.

     The fair value of the acquisition was determined as of April 19, 1996 based on an independent appraisal of the net assets acquired. The aggregate purchase consideration, has been allocated to the acquired assets and assumed liabilities of SpectraVision, based on their respective fair market values. The financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

     The assets acquired and liabilities assumed are as follows:


     In thousands
     ----------------------------------------------------------------------------------------------------------
     Estimated fair value of assets acquired                                                        $  158,916
     Liabilities assumed                                                                               (67,282)
                                                                                                    -----------
     Net assets acquired at estimated fair value                                                        91,634
     Acquisition costs paid (net of cash received of $257)                                              (9,572)
                                                                                                    -----------
     Common stock and warrants issued                                                               $   82,062
                                                                                                    ===========

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 are presented as if the SpectraVision acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.


     In thousands, except per share                                                        1996            1995
     ----------------------------------------------------------------------------------------------------------
     Revenues                                                                      $  1,100,561        $986,898
     Net income                                                                           3,017          25,234
     Earnings per share                                                                    0.06            0.53


     DENVER ARENA DEVELOPMENT COSTS. In March 1996, Ascent purchased the interests of The Anschutz Corporation ("TAC") in the proposed arena development project in Denver, which Ascent and TAC had been jointly developing. In consideration for TAC's interest in the proposed arena, Ascent paid TAC $6,600,000 in cash and agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, both contingent upon the construction and occupancy of the proposed arena. Costs of $11,540,000 and $2,445,000 representing the total expenditures on the proposed arena at December 31, 1996 and 1995, respectively, have been recorded in property.

     Ascent is currently negotiating to acquire an option to purchase the land for the arena site. Ascent is also negotiating with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and Avalanche from their existing leases at the current arena.

     COLORADO AVALANCHE. In July 1995, Ascent acquired a National Hockey League franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques in Quebec, Canada for $75,840,000. The cost of this acquisition was allocated primarily to "franchise rights" (see Note 1). As part of the purchase, Ascent assumed contractual commitments to players aggregating $24,625,000 over the next three years. The franchise, which was known as the Quebec Nordiques, has been relocated to Denver, Colorado and is known as the Colorado Avalanche (the Avalanche).

     BEACON COMMUNICATIONS CORP. In December 1994, Ascent acquired the assets of Beacon Communications Corp. (Beacon), a film and television production company based in Los Angeles. The cost of this acquisition was $29,133,000 which consisted of $16,180,000 in cash and liabilities assumed of $12,953,000. The purchase agreement calls for future cash consideration of up to $16,900,000 which is contingent on the production and performance of motion pictures. If Beacon had been acquired as of January 1, 1994, the corporation's pro forma consolidated revenues would have been $862,160,000 and the pro forma consolidated net income would have been $61,969,000 for 1994 (unaudited).

6.   MERGER WITH RADIATION SYSTEMS, INC.

     On June 3, 1994, the corporation consummated its merger with Radiation Systems, Inc. (RSi) by issuing 6,147,000 shares of its common stock for RSi's common stock. The merger was accounted for as a pooling of interests. The corporation recorded nonrecurring charges to operations in 1994 totaling $7,367,000 ($6,269,000 net of taxes or $0.13 per share) for merger and integration costs. These charges consisted of $4,446,000 for investment banking, legal and other professional fees, $2,226,000 for the costs associated with closing a former RSi division, and $695,000 for severance and related costs.

7.   INVESTMENTS

     ICO. In 1995 and 1996, the corporation made direct investments totaling $11,350,000 and $46,663,000, respectively, in I-CO Global Communications (Holdings) Limited (ICO). In December 1996, the corporation reduced its direct investment in ICO by selling 777,701 of its shares to other ICO shareholders for $29,941,000. The corporation recognized a gain of $2,722,000 that is included in "Other income (expense), net" on the income statement. At December 31, 1996 and

     1995, the corporation's direct investment in ICO amounted to $30,794,000 and $11,350,000, respectively. The accompanying balance sheet also includes the corporation's $30,713,000 and $14,226,000 share of Inmarsat's investment in ICO as of December 31, 1996 and 1995, respectively (see Note 10).

     PHILCOM. In June 1994, the corporation acquired an interest of approximately 17% in Philippine Global Communications, Inc. (PhilCom), a provider of international communications services in the
     Philippines, for $42,141,000. The corporation's share of PhilCom's income or losses was recorded using the "equity method" of accounting through the third quarter of 1996 and is included in "Other income (expense), net" on the income statement. In the fourth quarter of 1996, the corporation sold a portion of its interest in PhilCom at book value for $3,517,000 and in January 1997 sold its remaining interest in PhilCom at book value in exchange for cash and a collateralized note receivable totaling $34,292,000.

     MARKETABLE SECURITIES. During 1996, certain of the corporation's equity investments became marketable securities as defined in Statement of Financial Accounting (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are classified as available for sale and are reported in investments on the December 31, 1996 balance sheet at fair value of $24,860,000, based on quoted market prices. At December 31, 1996, the unrealized gain on such securities was $13,268,000 and is reported net of taxes in stockholders' equity. During 1996, the corporation recognized a pre-tax loss of $1,105,000 in "Other income (expense), net" on the income statement for a decline in market value of a marketable security that was deemed to be other than temporary.

     ELITCH GARDENS. In March 1996, Ascent purchased TAC's limited partnership interest in New Elitch Gardens, Ltd. (Elitch Gardens), which owned an amusement park in Denver, Colorado for $4,125,000 (see
     Note 5). This purchase increased Ascent's ownership interest in Elitch Gardens from 13% to 26%. In September 1996, Ascent recorded a $1,800,000 reserve on its limited partnership investment in Elitch Gardens, based on the announced sale of the amusement park to Premier Parks, Inc. Ascent's share of the proceeds from the sale, which closed on October 30, 1996, is subject to certain future adjustments. In December 1996, Ascent recorded an additional loss of $510,000 on its investment due to its concerns over the liquidation of the partnership. At December 31, 1996, Ascent's investment in Elitch Gardens was $2,379,000. Ascent received a partnership distribution of $1,900,000 in January 1997 with the balance expected in the first half of 1997.

8.   DEBT

     The corporation's capital and debt-financing activities are regulated by the Federal Communications Commission (FCC). The corporation is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200,000,000 in short-term borrowings, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio, as defined, of 2.3 to 1. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325,000,000 for the 1996 plan year and until the FCC acts on the corporation's 1997 capital plan which is to be filed by the end of April 1997. At December 31, 1996, the corporation was in compliance with those guidelines, as modified.

     COMMERCIAL PAPER. The corporation issues short-term commercial paper as needed with repayment terms of 90 days or less under a $200,000,000 program. The corporation had outstanding borrowings of $17,993,000, with a weighted average interest rate of 7.25% at December 31, 1996. No borrowings were outstanding at December 31, 1995. During 1996 and 1995, the weighted average commercial paper borrowing rates were 5.48% and 5.96%, respectively.

     CREDIT FACILITIES. The corporation has a $200,000,000 revolving credit agreement, which expires in December 1999, as a backup to the commercial paper program. There have been no borrowings under this agreement.

     Ascent has a credit agreement that provides for borrowings up to $200,000,000 under a one-year secured revolving credit facility, which is renewable for up to two additional one-year periods (subject to certain conditions). Revolving loans extended under the Ascent facility generally will bear interest at the London Interbank Offering Rate (LIBOR) plus a spread that may range from 1.75% to 2.50% depending on certain operating ratios of Ascent. The Ascent Credit Facility provides that at no time will amounts outstanding under the facility exceed: (a) $125,000,000 until Ascent shall have received consent from the NBA and NHL to pledge Ascent's interests in the Nuggets and Avalanche, respectively, and thereafter, (b) the sum of;
     (i) up to $100,000,000 secured by first priority pledges of, and liens on, the equity interests in all of Ascent's subsidiaries (excluding
     OCC), plus (ii) 50% of the value of the OCC common stock owned by Ascent, secured by a pledge of such stock. The Ascent facility requires Ascent and OCC to maintain compliance with certain financial covenants, limits Ascent's ability to incur other indebtedness and precludes Ascent from paying cash dividends on its common stock. At December 31, 1996, Ascent was in compliance with these covenants. The corporation's share of Ascent's net assets as of December 31, 1996, was approximately $217,474,000.

     At December 31, 1996, $95,000,000 was outstanding under the Ascent facility and was classified as short-term borrowings. At December 31, 1995, $70,000,000 was outstanding under a previous five-year facility and was classified as long-term debt. The weighted average interest rate on these borrowings was 8.05 % and 6.20% at December 31, 1996 and 1995, respectively.

     OCC has a $125,000,000 bank credit facility consisting of a one year revolving facility, which is renewable up to four additional one-year periods subject to certain conditions, and a five-year revolving facility. Revolving loans extended under the OCC facility generally will bear interest at LIBOR plus a spread that may range from 0.50% to 0.75% depending on certain operating ratios of OCC. The OCC facility requires OCC to comply with certain financial covenants, which, among other matters, limit OCC's ability to incur indebtedness or pay dividends (other than on its common stock). At December 31, 1996, OCC was in compliance with these covenants.

     At December 31, 1996, $50,000,000 was outstanding under the OCC facility as a long-term revolving loan and is repayable in 2001 while $48,000,000 is considered a short-term borrowing. The weighted average interest rate on these borrowings was 6.17%.

     In March 1997, OCC amended its credit facility to increase the amount that OCC may borrow to $150 from $125 million. Concurrently, Ascent amended its credit facility to reduce the amount which Ascent can borrow to $140 million from $200 million and committed to raise not less than $50 million in subordinated debt before October 1997 as a condition to further renewal of its credit facility. Ascent's amended agreement also removed the borrowing-base limit related to consent of the NBA and NHL as discussed above. Ascent's management believes they will successfully raise the subordinated debt.

     LONG-TERM DEBT. Long-term debt, including the corporation's share of INTELSAT and Inmarsat debt, and amounts outstanding under credit facilities at each year end consists of:


     In thousands                                                                          1996            1995
     ----------------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                            $ 160,000       $ 160,000
     8.95% notes due 2001                                                                75,000          75,000
     6.75% INTELSAT Eurobonds due 2000                                                   28,693          28,659
     7.375% INTELSAT Eurobonds due 2002                                                  38,258          38,212
     8.375% INTELSAT Eurobonds due 2004                                                  38,258          38,212
     6.625% INTELSAT Asian bonds due 2004                                                38,258          38,212
     8.125% INTELSAT Eurobonds due 2005                                                  38,258          38,212
     Inmarsat lease financing obligations                                               103,186         112,203
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007                                    74,000          74,000
     Ascent credit facility                                                              95,000          70,000
     OCC credit facility                                                                 98,000               -
     Other, net of discounts on notes payable                                             8,282           3,579
                                                                                      ---------       ---------
     Total                                                                              795,193         676,289
                                                                                      ---------       ---------
     Less: Short-term borrowings                                                        143,000             207
           Current maturities                                                            16,719          11,481
                                                                                      ---------       ---------
           Total                                                                        159,719          11,688
                                                                                      ---------       ---------
     Total long-term debt                                                             $ 635,474       $ 664,601
                                                                                      =========       =========

     In July 1994, the corporation filed a shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $200,000,000 of debt securities. The corporation also filed a prospectus supplement with the SEC to issue up to $100,000,000 of such securities under a "medium-term note program." The $26,000,000 remaining under the medium-term note program may be issued from time to time, at fixed or floating interest rates, as determined at the time of issuance.

     The principal amount of debt (excluding the Inmarsat lease financing obligations) maturing over the next five years is $145,917,000 in 1997, $5,555,000 in 1998, $305,000 in 1999, $28,998,000 in 2000 and
     $125,284,000 in 2001.

     INMARSAT LEASE FINANCING OBLIGATIONS. Inmarsat borrowed (pound)140,400,000 sterling under a capital lease agreement to finance the construction of second-generation Inmarsat satellites. Inmarsat also entered into another capital lease arrangement to finance the construction costs of its third-generation satellites. As of December 31, 1996, (pound)123,300,000 sterling of the (pound)197,000,000
     sterling   available   for  this  purpose  has  been   borrowed.   The
     corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 17).

     The corporation's share of the payments under these lease obligations for each of the next five years is $19,869,000 in 1997, $18,584,000 in 1998, $20,040,000 in 1999, $21,217,000 in 2000, $21,932,000 in 2001
     and $43,857,000 thereafter. These payments include interest totaling $42,313,000 and a current maturity of $13,802,000.

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

     The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The proceeds were used to repay commercial paper borrowings and a $75,000,000 bank loan incurred in the acquisition of the NHL franchise and related assets discussed in Note 5. COMSAT Capital has been consolidated in the financial statements of the corporation since the third quarter of 1995. The loan between the partnership and COMSAT has been eliminated in consolidation. The $200,000,000 of MIPS is shown on the corporation's consolidated balance sheet as "preferred securities issued by subsidiary." The dividends on these securities are recorded as minority interest expense of $16,250,000 and $7,358,000 in 1996 and 1995, respectively, and are included in "Other income (expense), net" on the income statement.

10.  COMMITMENTS AND CONTINGENCIES

     PROPERTY AND EQUIPMENT. As of December 31, 1996, the corporation had commitments to acquire property and equipment totaling $179,614,000. Of this total, $164,008,000 is payable over the next three years. These commitments are related principally to the corporation's share of INTELSAT and Inmarsat satellite acquisition programs.

     EMPLOYMENT AND CONSULTING AGREEMENTS. The corporation has employment and consulting agreements with certain officers and entertainment talent. Virtually all of these agreements provide for guaranteed payments. Other contracts provide for payments contingent upon the fulfillment of certain terms and conditions, which generally relate only to normal performance of employment duties. Amounts required to be paid under such agreements (including approximately $118,821,000 relating to player agreements) total approximately $59,975,000 in 1997, $43,192,000 in 1998, $27,245,000 in 1999, $17,015,000 in 2000,
     $8,670,000 in 2001 and $9,284,000 thereafter.

     LEASES. The corporation leases its headquarters building from a partnership in which the corporation owns a 50% interest. The initial term of the lease expires in 2008. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The corporation also has leases of other property and equipment. Rental expense under operating leases was $24,498,000 in 1996, $12,773,000 in 1995 and $11,798,000 in 1994. The future rental payments under operating leases are $33,424,000 in 1997, $26,179,000 in 1998, $19,657,000 in 1999, $12,512,000 in 2000, $7,325,000 in 2001
     and $44,111,000 thereafter.

     FILM RIGHTS. As of December 31, 1996, the corporation had a purchase commitment for undelivered film product of approximately $9,629,000.

     GOVERNMENT CONTRACTS. The corporation and its subsidiaries are subject to, and are currently a party to, audits and investigations by various agencies which oversee contract performance in connection with the corporation's contracts with the U.S. Government. If the corporation is found liable for wrongdoing as a result of such an audit or investigation, the corporation could be fined or subjected to other punitive actions.

     ENVIRONMENTAL ISSUES. The corporation reviews, on a quarterly basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites which governmental agencies have designated the corporation as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites could be higher than the liability currently accrued. Based on currently available information, however, management does not believe that any costs incurred in excess of those currently accrued will have a materially adverse effect on the financial condition of the corporation.

     INVESTMENT IN ICO. In 1994, the corporation and Inmarsat committed to invest in ICO (see Note 7). ICO plans to build and operate spacecraft and related terrestrial facilities for the provision of worldwide mobile communications via handheld devices. As of December 31, 1996, the corporation's investment totaled $30,794,000, and the corporation's share of Inmarsat's investment totaled $30,713,000. The other ICO shareholders who purchased the corporation's ICO shares in the December 1996 transactions, also assumed future investment commitments of $50,551,000 on those shares. As of December 31, 1996, the corporation's future commitments to ICO totaled $5,239,000 and the corporation's share of Inmarsat's future commitments to ICO totaled $5,123,000, all payable in December 1997.

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

     In May  1996,  TRW,  Inc.  filed a  lawsuit  against  ICO in the  U.S.
     District Court for the Central District of California seeking injunctive relief and unspecified monetary damages. The lawsuit, as amended, alleges that the proposed ICO satellite system would infringe two patents held by TRW. If TRW prevails, ICO could be precluded from offering services in the U.S. or could be required to make royalty payments to TRW. The corporation has been advised by ICO that it intends to vigorously defend the lawsuit.

11.  REGULATORY ENVIRONMENT AND LITIGATION

     REGULATORY ENVIRONMENT. Under the Communications Act of 1934 and the Satellite Act, as amended, the corporation is subject to regulation by the FCC with respect to communications facilities and services provided through the INTELSAT and Inmarsat systems and to the rates charged for those services.

     Until 1985, the corporation was, with minor exceptions, the sole U.S. provider of international fixed satellite communications services. Since then, the FCC has authorized several international satellite systems separate from INTELSAT. These separate U.S. systems currently compete against the corporation for voice, video and data traffic. In 1993, the FCC substantially eliminated prior restrictions on the ability of separate systems to offer public switched telephony services, thereby increasing competition to the corporation in the voice market. The remaining FCC restrictions on competitive systems expired on December 31, 1996.

     The corporation has received FCC authorization to participate in the procurement of five third-generation Inmarsat satellites (see Note 4). The first Inmarsat-3 satellites were successfully launched in April, September and December 1996. The remaining two launches are planned for 1997. In May 1996, the corporation received authority to provide communication services, including Planet 1SM and other land mobile services outside of North America, over the Inmarsat-3 satellites. The corporation has applied to the FCC for authorization to offer Planet 1SM and other mobile services in the U.S. Those applications, which have been opposed by certain of the corporation's competitors, are pending before the FCC.

     LITIGATION. The corporation and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially affect consolidated results of operations in a given year or quarter.

     The corporation also is defending an antitrust suit brought by PanAmSat Corporation against the corporation, which alleges interference with PanAmSat's efforts to compete in the international satellite communications market and seeks estimated alleged damages (before trebling) at a 1994 present value of approximately $228,000,000. In December 1994, the corporation filed a motion for summary judgment directed to dismissal of all claims in the complaint. In September 1996, the U.S. District Court for the Southern District of New York granted the corporation's motion for summary judgement and dismissed the complaint in its entirety. In October 1996, PanAmSat filed an appeal with the U.S. Court of Appeals for the Second Circuit, which is pending before the court.

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

     INVESTORS' PLUS PLAN. The corporation's Investors' Plus Plan allows investors to purchase shares of common stock directly from the corporation. In 1996, 1995 and 1994, 80,000, 145,000 and 76,000 shares were issued with total proceeds of $1,781,000, $3,027,000 and $977,000, respectively.

13.  STOCK INCENTIVE PLANS

     The corporation has stock incentive plans that provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 7,307,000 shares of common stock may be granted under the current plans. As of December 31, 1996, 261,000 shares of the corporation's treasury stock and 7,046,000 unissued common shares were reserved for these plans. As of December 31, 1996, no stock appreciation rights were outstanding.

     STOCK OPTIONS. Under the current plans, the exercise price for stock options may not be less than the fair market value of the stock when granted. Options vest over three years and expire after 10 to 15 years. The exercise price of certain options granted prior to 1993, pursuant to an expired plan, is equal to 50% of the market price on the grant date. The cost of these awards, which is the 50% discount to market when granted, was recorded as unearned compensation in stockholders' equity. This unearned compensation has been amortized to expense over the three-year vesting period. Stock option activity was as follows:


         In thousands                                                          1996            1995            1994
         -----------------------------------------------------------------------------------------------------------
         Outstanding at January 1                                             4,415           3,742           2,519
                     Granted                                                    899           1,204           1,398
                     Exercised                                                 (481)           (327)           (126)
                     Canceled                                                  (355)           (204)            (49)
                                                                           ---------       ---------       ---------
         Outstanding at December 31                                           4,478           4,415           3,742
                                                                           =========       =========       =========


         Exercisable at December 31                                           2,270           1,792           1,377
                                                                           =========       =========       =========


     The weighted average fair value at date of grant for options granted during 1996 and 1995 was $5.59 and $6.04, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model assuming an expected option life of seven years and the following weighted average assumptions, respectively, for 1996 and 1995: dividend yield- 3.37% and 3.29%, interest rate - 5.70% and 7.30%, and volatility- 29.47% and 28.82%.

     Weighted average option exercise price information for the years 1996, 1995 and 1994 follows:


     Per share                                                             1996            1995            1994
     ----------------------------------------------------------------------------------------------------------
     Outstanding at January 1                                            $22.08          $22.31          $19.46
         Granted                                                          19.44           19.31           25.02
         Exercised                                                        17.24           12.80           10.86
         Canceled                                                         20.37           24.00           25.73
     Outstanding at December 31                                           22.20           22.08           22.31
     Exercisable at December 31                                           23.00           20.19           16.86

     Stock options outstanding and exercisable at December 31, 1996 follow:

     In thousands, except per share amounts and years
     ----------------------------------------------------------------------------------------------------------------

                                        Options Outstanding                                   Options Exercisable
                            --------------------------------------------                  ---------------------------
                                                  Weighted Average
                                            ----------------------------
                                                Remaining                                                Weighted
           Exercise Price         Number       Contractual      Exercise                  Number          Average
               Range           Outstanding     Life in Years      Price                 Exercisable    Exercise Price
         ------------------    ------------    -------------   -------------            -------------   -------------
         $ 5.97 - $ 6.64               67             4.10         $  6.16                       67        $   6.16
           8.89 -  10.66              156             4.58            9.64                      156            9.64
          13.57 -  19.57            1,835             8.01           18.47                      423           17.66
          22.44 -  30.31            2,420             6.97           26.28                    1,624           26.36
                               ------------    -------------   -------------           -------------    -------------
         $ 5.97 - $30.31            4,478             7.27           22.20                    2,270           23.00
                               ============    =============   =============           =============    =============

     RESTRICTED STOCK AWARDS. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. In 1996 and 1995, 66,000 and 91,000 "performance-based" restricted stock awards were granted, respectively, and in 1994, 265,000 awards were granted. With respect to the 1996 and 1995 awards, grantees have record ownership of the underlying securities. However, all such securities are subject to forfeiture at the end of a two-year performance period. With respect to the 1994 awards, grantees did not have record ownership of the underlying shares of stock until the end of a two-year performance period. The actual shares awarded are based upon the achievement of the applicable financial performance targets during the relevant performance period. The weighted average fair value at date of grant for restricted stock awards granted during 1996, 1995, and 1994 was $18.00, $19.69 and $27.37, respectively, which in each case was equal to the market value of the common stock at the date of grant.

     At the end of the performance period with respect to the 1995 and 1994 awards, 76,000 shares and 116,000 shares, net of amounts forfeited, were eligible to be issued in connection with these awards. The shares to be issued are subject to restrictions on their sale or transfer for three additional years. The expected cost of these grants is being amortized over five years. The amortization was recorded as compensation expense of $1,360,000 in 1996, $1,009,000 in 1995 and
     $1,420,000 in 1994, and a corresponding increase to stockholders' equity.

     RESTRICTED STOCK UNITS. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1996, 1995 and 1994, respectively, 34,000, 71,000 and

     115,000 restricted stock units were granted . The weighted average fair value for the units granted during 1996, 1995 and 1994 was $18.99, $19.67 and $27.25 per unit, which in each case was equal to the market value of the common stock at the date of grant. Partially vested restricted stock units outstanding totaled 197,000 at December 31, 1996 and 202,000 at December 31, 1995. The cost of these awards, which is the market value of the units when vested, is amortized to expense over the three-year vesting period. The amounts amortized to expense in 1996, 1995 and 1994 was $1,830,000, $1,286,000 and
     $335,000, respectively.

     EMPLOYEE STOCK PURCHASE PLAN. Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period. The purchase price on the respective offering dates for 1996, 1995 and 1994 purchases, was $16.04, $16.74 and $25.87, respectively.

     There were 254,000 shares, 236,000 shares and 178,000 shares issued under this plan at weighted average prices of $16.03, $16.37 and $19.79 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, a total of 1,758,000 shares of the corporation's unissued common stock has been reserved for this plan.

     The weighted average fair value of the purchase rights granted pursuant to this plan in 1996 and 1995 was $4.07 and $4.56, respectively. The fair value of each purchase right was estimated using the Black-Scholes model as of January 1 of each year assuming each plan year consisted of twelve, one month options, and the following weighted average assumptions respectively, for 1996 and 1995: dividend yield- 3.89% and 3.15%, interest rate - 5.11% and 6.40% and volatility- 27.33% and 32.15%.

     PRO FORMA DISCLOSURES. Had stock-based compensation cost for the corporation's stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, the corporation's net income would have been decreased by $2,352,000 ($0.05 per share) and $1,732,000 ($0.04 per share) in 1996 and 1995, respectively. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     ASCENT AND OCC STOCK INCENTIVE PLANS. Ascent and OCC have each established stock incentive plans expiring in 2006, under which stock options, restricted stock awards, stock appreciation rights and other stock based awards may be granted. For each of the plans, options are generally granted at prices not less than the fair value of Ascent's or OCC's stock at the date of grant. At December 31, 1996, the Ascent and OCC plans have, respectively, a total of 1,610,000 and 3,000,000 common stock shares reserved for issuance and options to purchase 1,344,250 and 2,181,565 shares outstanding. Ascent and OCC have also adopted the disclosure only provisions of SFAS No. 123. The corporation's share of Ascent's and OCC's pro forma compensation cost for 1996 would be approximately $1,701,000, net of tax, or a decrease of $0.03 per share.

     EMPLOYEE STOCK OWNERSHIP PLAN. A subsidiary of the corporation has an Employee Stock Ownership Plan (ESOP) which was established for the benefit of eligible employees. The ESOP acquired 714,000 shares of common stock in 1988 with bank loan proceeds. The corporation makes periodic contributions to the ESOP at least sufficient to make principal and interest payments when they are due. Contributions to the ESOP charged to expense totaled $538,000 in 1996, $800,000 in 1995 and $864,000 in 1994. The corporation has guaranteed the ESOP's bank notes payable and has reported the unpaid balance of these loans as long-term debt of the corporation. An unearned ESOP compensation amount, which is equal to the unpaid bank loans, has been recorded as a reduction to stockholders' equity.

14.  PENSION AND OTHER BENEFIT PLANS

     The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement.

     The components of net pension expense for each year are:


     In thousands                                                          1996            1995            1994
     -----------------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year                 $   2,590       $   2,606       $   3,719
     Interest cost on projected benefit obligation                        7,213           6,995           6,817
     Credit for actual return on pension plan assets                    (15,323)        (23,924)           (624)
     Net amortization and deferral                                        5,981          15,197          (7,572)
                                                                      ----------       ---------      ----------
     Net pension expense                                              $     461       $     874       $   2,340
                                                                      ==========      ==========      ==========

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


     In thousands                                                                          1996            1995
     ----------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
         Vested benefit obligation                                                   $  89,773       $  90,997
                                                                                     ==========      ==========
         Accumulated benefit obligation                                              $  92,095       $  93,848
                                                                                     ==========      ==========

     Actuarial present value of projected benefit obligation for
         service rendered to date                                                    $ 103,608       $ 105,593
     Pension plan assets at fair value                                                 126,936         114,690
                                                                                     ----------      ----------
     Plan assets greater than projected benefit obligation                              23,328           9,097
     Unrecognized net gain                                                             (25,512)        (10,677)
     Unrecognized transition asset at January 1, 1986 being
         amortized over 13 years                                                        (2,402)         (3,610)
                                                                                     ----------      ----------
     Net pension liability                                                           $  (4,586)      $  (5,190)
                                                                                     ==========      ==========

     Assumed discount rate                                                                7.50%           7.00%
     Assumed rate of compensation increase                                                5.00%           4.75%
     Expected rate of return on pension plan assets                                       9.00%           9.00%


     The plan's assets consist primarily of common stock, corporate and government bonds and short-term investments. The corporation's policy is to fund the minimum actuarially computed contributions required by law. The corporation made a $1,065,000 cash contribution to the plan in 1996. No contribution was required for 1995.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The corporation has an unfunded supplemental pension plan for executives. The expense for this plan was $2,817,000, $2,505,000 and $2,976,000 for 1996, 1995 and
     1994, respectively.

     The corporation recorded a minimum plan liability for the excess of the accumulated benefit obligation over the accrued plan liability. This was reported as a reduction to stockholders' equity of $3,180,000 as of December 31, 1996 and $3,563,000 as of December 31, 1995. These amounts are net of deferred income taxes and net of an intangible asset recorded for the unrecognized transition obligation.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end.


     In thousands                                                                          1996            1995
     ----------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
         Accumulated benefit obligation                                               $  20,913       $  20,220
                                                                                      ==========      ==========
         Projected benefit obligation                                                 $  22,136       $  21,443
                                                                                      ==========      ==========
     Accrued liability                                                                $  20,913       $  20,220
                                                                                      ==========      ==========

     Assumed discount rate                                                                 7.50%           7.00%
     Assumed rate of compensation increase                                                 5.00%           4.75%


     401(K) PLAN. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation with shares of its common stock. The number of shares contributed to the plan and the respective market values each year were as follows: 1996 - 140,000 shares ($3,035,000), 1995- 177,000 shares ($3,386,000) and 1994 - 79,000 shares ($1,934,000).

     POSTRETIREMENT BENEFITS. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service.

     The components of the net postretirement benefit expense for each year were:


     In thousands                                                          1996            1995            1994
     -----------------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year                 $   1,019       $   1,128    $      1,756
     Interest cost on accumulated postretirement
         benefit obligation                                               2,496           2,778           2,867
     Net amortization and deferral                                       (1,219)         (1,241)         (1,221)
                                                                      ----------      ----------      ----------
     Net postretirement benefit expense                               $   2,296       $   2,665       $   3,402
                                                                      ==========      ==========      ==========

     The corporation recognized a $1,300,000 curtailment gain in the second quarter of 1995 which arose from the elimination of postretirement health care benefits for a group of employees. Additionally, the provision for restructuring recorded in 1995 (see Note 16) is net of a $993,000 curtailment gain resulting from workforce reductions.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end.


     In thousands                                                                          1996            1995
     -----------------------------------------------------------------------------------------------------------
     Accumulated postretirement benefit obligation:
           Retirees                                                                   $  16,792       $  23,020
           Fully eligible active participants                                             4,038           5,158
           Other active participants                                                      8,630          10,614
                                                                                      ----------      ----------
           Total                                                                         29,460          38,792
     Unrecognized gain from plan changes                                                 15,368          10,454
     Unrecognized net gain                                                                5,595             251
                                                                                      ----------      ----------
     Net postretirement benefit liability                                             $  50,423       $  49,497
                                                                                      ==========      ==========

     Assumed discount rate                                                                 7.50%           7.00%
     Assumed rate of compensation increase                                                 5.00%           4.75%


     A 9.5% increase in health care costs was assumed for 1996 with the rate decreasing 0.5% each year to an ultimate rate of 5.5%. Increasing the assumed trend rate by 1.0% each year would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $3,471,000 and the benefit expense for 1996 by $481,000.

 15. INCOME TAXES

     The components of income tax expense for each year are:

     In thousands                                                          1996            1995            1994
     -----------------------------------------------------------------------------------------------------------
     Federal:
         Current                                                      $   9,468       $  20,852       $  28,646
         Deferred                                                        (1,948)         11,615          16,821
         Investment tax credits (net)                                    (1,844)         (2,150)         (2,307)
     State and local                                                      7,002           4,600           6,510
     Foreign                                                              3,466              (6)            269
                                                                      ----------      ----------      ----------
     Total                                                            $  16,144       $  34,911       $  49,939
                                                                      ==========      ==========      ==========

     The difference between tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:


     In thousands                                                          1996            1995            1994
     -----------------------------------------------------------------------------------------------------------
     Federal income taxes computed at the statutory rate              $   2,500       $  23,881       $  44,681
     Foreign losses                                                       5,679           5,518             656
     Investment tax credits (net)                                        (1,844)         (2,150)         (2,307)
     Losses (income) with no tax benefit                                   (507)          3,833           1,156
     State income taxes, net of Federal income tax benefit                4,541           2,656           4,097
     Goodwill amortization                                                1,027           1,349             920
     Losses on non-tax consolidated U.S. investments                      5,287             161             139
     Merger costs                                                             -               -           1,556
     Life insurance (net)                                                (1,123)           (814)           (548)
     Other                                                                  584             477           (411)
                                                                      ----------      ----------      ----------
     Income tax expense                                               $  16,144       $  34,911       $  49,939
                                                                      ==========      ==========      ==========

     The current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1996 and 1995 are:


     In thousands                                                                          1996            1995
     -----------------------------------------------------------------------------------------------------------
     Current deferred tax asset                                                       $  12,756       $  12,445
     Non-current deferred tax liability                                                (123,972)       (119,018)
                                                                                      ----------      ----------
     Net liability                                                                    $(111,216)      $(106,573)
                                                                                      ==========      ==========

     The deferred tax assets and liabilities at December 31, 1996 and 1995 are:


     In thousands                                                                          1996            1995
     -----------------------------------------------------------------------------------------------------------
     Assets:
         Postretirement benefits                                                      $  22,872       $  21,760
         Accrued expenses                                                                59,880          43,781
         Alternative minimum tax credit                                                  36,562          35,330
         Long-term contract revenues                                                      9,583           7,009
         Other                                                                            7,762           4,381
                                                                                      ----------      ----------
         Total deferred tax assets                                                      136,659         112,261
                                                                                      ----------      ----------
         Liabilities:
         Property and equipment                                                        (235,964)       (211,292)
         Investments - unrealized gains                                                 (11,476)         (7,074)
         Other                                                                             (435)           (468)
                                                                                      ----------      ----------
         Total deferred tax liabilities                                                (247,875)       (218,834)
                                                                                      ----------      ----------
         Net liability                                                               $ (111,216)      $(106,573)
                                                                                     ===========      ==========

     The Internal Revenue Service (IRS) has completed examinations of the Federal income tax returns of the corporation through 1989 and is currently examining Federal income tax returns for 1990 through 1994. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987. The IRS has denied these claims. The corporation is contesting this denial by the IRS. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1996.

16.  PROVISION FOR RESTRUCTURING

     In the third quarter of 1995, the corporation recorded a pre-tax charge of $20,044,000 to strategically restructure elements of all its business units. About 170 employees were severed as part of these activities. The provision included $1,858,000 for employee severance costs in COMSAT World Systems (CWS) and COMSAT Mobile Communications
     (CMC), $10,866,000 to restructure COMSAT's entertainment businesses, and $7,320,000 to restructure several businesses within COMSAT RSI
     (CRSI) and for actions taken in COMSAT Laboratories. The actions taken in CWS and CMC were associated with the consolidation of the management and administration of these two businesses into one business unit. As a result, various administrative, marketing and other positions were eliminated.

     In the third quarter of 1995, management decided to discontinue the Satellite Cinema scheduled movie operations. The restructuring charge included a provision of $5,140,000 to write down property and inventory to estimated realizable value, an accrual of $1,010,000 for employee severance costs and a charge of $4,716,000 for costs related principally to settling contractual commitments incurred to support the Satellite Cinema business that will not be fulfilled. Revenues for the Satellite Cinema operations were $25,036,000 and $34,753,000 for the years ended December 31, 1995 and 1994, respectively. Operating income (loss) before allocation of general and administrative expenses was ($16,591,000) and $3,897,000 for the years ended December 31, 1995 and 1994, respectively.

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

     At December 31, 1995, $4,100,000 of the restructuring provision remained, principally for the payment of employee severance and contractual commitments. All of the restructuring actions were substantially completed at the end of 1995, except for the shut down of Satellite Cinema, which was completed in the first quarter of 1996. No additions to the provision were necessary during 1996, leaving a minor balance yet to be paid at December 31, 1996 for severance and contractual commitments.

17.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

     The corporation owns a 50% interest in a partnership which owns the headquarters building leased by the corporation (see Note 10). The corporation has guaranteed repayment of a portion of the partnership's mortgage on the building. The balance of the guarantee was $2,086,000 as of December 31, 1996. The guarantee will be reduced as the loan's principal balance is repaid. The corporation was also contingently liable to banks for $8,925,000 as of December 31, 1996 for outstanding letters of credit securing performance of certain contracts. The estimated fair value of these instruments is not significant.

     Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on fixed operating expenses denominated primarily in British pounds sterling. At December 31, 1996, Inmarsat had several contracts maturing primarily in 1997 to purchase foreign currency for a total of $97,829,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized gain of approximately $787,000 at December 31, 1996.

     Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay pounds sterling. The pounds sterling borrowed were swapped for U.S. dollars with an agreement to exchange the dollars for pounds sterling in order to meet the future lease payments. Inmarsat pays interest on the dollars at an average fixed rate of 8.8%, and it receives variable interest on the sterling amounts based on short-term LIBOR rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges, and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed-interest-rate dollar debt. As of December 31, 1996, Inmarsat had $394,754,000 of swaps to be exchanged for (pound)246,274,000 sterling at various dates through 2007. Inmarsat is exposed to loss if one or more of the counter parties defaults. However, Inmarsat does not anticipate non-performance by the counter parties as all are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized loss of $5,295,000 at December 31, 1996. The fair value was estimated by computing the present value of the dollar obligations using current rates available for issuance of debt with similar terms, and the current value of the sterling at year-end exchange rates.

     The fair value of long-term debt (excluding capitalized leases) was estimated by obtaining a yield-adjusted price as of December 31, 1996 for each obligation from an investment banker.

                                                                                          Book
     In thousands                                                                        Amount      Fair Value
     ----------------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                            $ 160,000       $ 171,088
     8.95% notes due 2001                                                                75,000          81,473
     INTELSAT bonds                                                                     181,725         190,523
     Medium-term notes                                                                   74,000          79,538


     The fair values of the remaining long-term debt not itemized above and the corporation's other financial instruments are approximately equal to their carrying values.

18.  BUSINESS SEGMENT INFORMATION

     The corporation reports operating results and financial data in three business segments: International Communications, Technology Services and Entertainment. The International Communications segment consists of activities undertaken by the corporation in its COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC) and COMSAT International (CI) businesses. CWS provides voice, data, video and audio communications services between the U.S. and other countries using the INTELSAT satellite network. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world using the Inmarsat satellite system. CI develops, acquires and manages telecommunications companies in high-growth emerging markets overseas. In January 1997, COMSAT International Ventures changed its name to COMSAT International. These companies provide a wide array of private line and public switched communications services and equipment installations. The Technology Services segment consists of the financial results of COMSAT RSI and COMSAT Laboratories, which include the design and manufacture of voice and data communications networks and products, systems integration services, and applied research and technology services for worldwide users. The Entertainment segment consists of the financial results of Ascent (see Note 5). Ascent owns a 57.2% interest in OCC (which provides on-demand entertainment programming and information services primarily to the domestic lodging industry), a professional basketball team and a professional hockey team, and a film and television production company.


     SEGMENT INFORMATION

     In thousands                                                          1996            1995            1994
     -----------------------------------------------------------------------------------------------------------
     Revenues:
         International Communications:
              World Systems                                  $  272,969      $  254,683      $  251,988
              Mobile Communications                             155,187         180,384         193,530
              International                                      58,084          37,708          19,148
                                                              -----------     -----------     -----------
         Total                                                  486,240         472,775         464,666
         Technology Services (1)                                300,629         205,912         219,119
         Entertainment                                          258,120         202,332         165,612
         Eliminations and other corporate                       (29,728)        (18,107)        (13,732)
                                                             -----------     -----------     -----------
         Total                                               $1,015,261      $  862,912      $  835,665
                                                             ===========     ===========     ===========
     Operating income (loss) (2)
         International Communications:
              World Systems                                  $  104,009      $  108,655      $  100,856
              Mobile Communications                              31,255          53,504          53,518
              International                                     (17,282)        (20,708)         (4,247)
                                                             -----------     -----------     -----------
         Total                                                  117,982         141,451         150,127
         Technology Services (1)                                 19,014          13,990          21,423
         Entertainment                                          (45,963)        (15,445)         13,603
         Merger and integration costs                                 -               -          (7,367)
         Provision for restructuring (3)                              -         (20,044)              -
         Other corporate                                        (26,952)        (24,317)        (27,535)
                                                             -----------    ------------     -----------
         Total                                               $   64,081     $    95,635      $  150,251
                                                             ===========    ============     ===========
     Identifiable assets as of December 31:
         International Communications:
              World Systems                                   $ 791,497      $  832,823      $  817,623
              Mobile Communications                             440,856         418,878         420,570
              International                                     199,510         116,861          67,014
                                                             -----------     -----------     ------------
         Total                                                1,431,863       1,368,562       1,305,207
         Technology Services                                    244,478         176,529         147,015
         Entertainment                                          727,452         494,519         368,904
         Corporate and other assets (4)                         262,010         274,656         154,866
                                                             -----------     -----------     ------------
         Total                                               $2,665,803      $2,314,266       $1,975,992
                                                             ===========     ===========     ============
    Property and equipment additions:
         International Communications:
              World Systems                                  $  110,231      $  137,762      $  115,555
              Mobile Communications                              70,616          39,795          55,103
              International                                      89,857          41,025          20,970
                                                             -----------     -----------     -----------
         Total                                                  270,704         218,582         191,628
         Technology Services                                      9,274           6,910           4,067
         Entertainment                                           88,286          85,111          90,053
         Corporate and other assets                               1,193             717             835
                                                             -----------    ------------    ------------
         Total                                               $  369,457     $   311,320     $   286,583
                                                             ===========    ============    ============
     Depreciation and amortization:
         International Communications:
              World Systems                                  $   91,729     $    87,980     $    81,521
              Mobile Communications                              45,207          40,096          35,299
              International                                      14,814           8,244           3,404
                                                             -----------    ------------    ------------
         Total                                                  151,750         136,320         120,224
         Technology Services                                      7,580           7,206           6,880
         Entertainment                                           74,812          56,213          38,010
         Corporate and other assets                               2,134           2,285           2,670
                                                            ------------    ------------    ------------
         Total                                              $   236,276     $   202,024     $   167,784
                                                            ============    ============    ============



     (1) International Communications' World Systems revenues include intersegment sales totaling $15,931,000 in 1996, $7,124,000 in 1995 and $3,726,000 in 1994. Technology Services segment revenues include intersegment sales totaling $11,624,000 in 1996, $9,960,000 in 1995, and $8,625,000 in 1994. Intersegment sales for other segments are not significant. Revenues and operating income reported for the Technology Services segment include business interruption insurance proceeds of $4,835,000 in 1994.

     (2) The method of allocating indirect corporate costs was changed in 1995, and 1994's segment operating results have been restated for this change.

     (3) If the 1995 provision for restructuring (see Note 16) had been charged to segment operating income, the amounts allocated to each segment would have been: International Communications; $315,000, $1,343,000 and $200,000 to the World Systems, Mobile
          Communications, and International businesses, respectively; Entertainment, $10,866,000; and Technology Services, $7,320,000.

     (4) The corporation's investments in unconsolidated businesses are included in Corporate and other assets.

     RELATED PARTY TRANSACTIONS. The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $19,656,000 in 1996, $25,190,000 in 1995 and $26,162,000 in 1994. These revenues were recorded primarily in the International Communications and Technology Services segments.

     SIGNIFICANT CUSTOMERS. Revenues in 1996, 1995 and 1994, respectively, included sales to the U.S. Government of $144,435,000, $121,152,000 and $121,715,000, and to AT&T of $70,588,000, $81,866,000 and
     $100,096,000.  Substantially  all of the  U.S.  Government  sales  are reported in International Communications' Mobile Communications business and the Technology Services segment. Substantially all of the sales to AT&T are reported in International Communications' World Systems business.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     In thousands, except per              First          Second          Third          Fourth           Total
     share amount                        Quarter         Quarter        Quarter         Quarter            Year
     -------------------------------------------------------------------------- --------------------------------
     1996:
         Revenues                      $ 248,555       $ 239,161      $ 234,005 (1)   $ 293,540      $1,015,261
         Operating income (loss)          25,764          22,675         26,248         (10,606)(2)      64,081
         Net income (loss)                 9,327           5,782          5,037         (11,524)(3)       8,622
         Earnings (loss) per share          0.19            0.12           0.10           (0.24)           0.18
         Dividends per share                0.19 1/2        0.19 1/2       0.19 1/2        0.19 1/2        0.78
         Stock price:
            High                              25 5/8          33 1/8         26 1/2          26 3/4          33 1/8
            Low                               16 3/4          23 3/8         18 3/4          21 1/2          16 3/4
            Close                             23 3/8          26             22 5/8          24 5/8          24 5/8
     1995:
         Revenues                      $ 210,063       $ 214,050 (4)  $ 206,298       $ 232,501 (4)   $ 862,912
         Operating income                 29,757          44,939            628 (5)      20,311          95,635
         Net income (loss)                14,573          22,012        (15,623)         16,855 (6)      37,817
         Earnings (loss) per share          0.31            0.46          (0.33)           0.35            0.79
         Dividends per share                0.19 1/2        0.19 1/2       0.19 1/2        0.19 1/2        0.78
         Stock price:
            High                              21 5/8          21             24 5/8          22 5/8          24 5/8
            Low                               17 5/8          18 1/4         19 1/2          18 1/4          17 5/8
            Close                             18 5/8          19 5/8         22 5/8          18 5/8          18 5/8


     (1) Revenues in the third quarter of 1996 include $7,800,000 in royalties related to a licensing agreement that resolved patent infringement disputes.

     (2) The fourth quarter of 1996 includes costs of $9,000,000 for estimated losses on certain long-term fixed price contracts. OCC recorded charges of $8,700,000 relating primarily to asset write-downs, reserves and expense accruals associated with the integration of SpectraVision.

     (3) The fourth quarter of 1996 includes a pre-tax gain of $2,722,000 from the corporation's sale of ICO shares and a pre-tax loss of $1,105,000 for a decline in value of a marketable security. The fourth quarter tax provision reflects a net charge, due to the losses from non-tax consolidated U.S. investments and increased state income taxes.

     (4) Revenues include the corporation's share of NBA expansion fees totaling $8,802,000 in the second quarter of 1995 and $367,000 in the fourth quarter of 1995.

     (5) The third quarter of 1995 includes a $20,044,000 provision for restructuring (see Note 16 to the financial statements).

     (6) The fourth quarter of 1995 includes a $19,286,000 pre-tax gain as a result of the public offering of the common stock of Ascent (see Note 5 to the financial statements). Additionally, the corporation recorded accounting charges to operating income totaling $2,265,000 net of tax, to conform the corporation's consolidation of Ascent to Ascent's externally reported financial results.

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  None.

                                 PART III

     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10-13 is incorporated by reference from the COMSAT - 1997 Annual Meeting of Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   Documents filed as part of this Report

          1. Consolidated Financial Statements and Supplementary Data of Registrant

               a.  Independent Auditors' Report
               b. Consolidated Financial Statements of COMSAT Corporation and Subsidiaries

                    (i) Consolidated Income Statements for the Years Ended December 31, 1996, 1995 and 1994

                    (ii) Consolidated Balance Sheets as of December 31, 1996
                         and 1995

                    (iii)Consolidated  Cash Flow  Statements  for the Years
                         Ended December 31, 1996, 1995 and 1994

                    (iv) Statements of Changes in Consolidated Stockholders'
                         Equity for the Years Ended December 31, 1996, 1995 and 1994

                    (v) Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended December 31, 1996

          2. Financial Statement Schedules Relating to the Consolidated Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1996

               a.   Schedule  I  --  Condensed  Financial   Information  of
                    Registrant
               b.   Schedule II -- Valuation and Qualifying Accounts

               All Schedules (except those listed above) have been omitted, because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

         (b)   Reports on Form 8-K

               The corporation filed a Report on Form 8-K dated October 18, 1996 related to the announcement of its intent to divest its interest in Ascent Entertainment Group, Inc. and third quarter 1996 operating results.

          (c) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Articles of Incorporation and By-laws

     3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993)

     3.2 By-laws of Registrant, as amended through February 16, 1996 (Incorporated by reference from Exhibit No. 3.2 to Registrant's Report on Form 10-K for the fiscal year ended
               1995)

     3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

     4.1 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, which are held by citizens of the United States (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     4.2 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, which are held by aliens (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982)

     4.3 Specimen of a certificate representing Series II shares of COMSAT Common Stock, without par value (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982)

     4.4 Standard Multiple-Series Indenture Provisions dated March 15, 1991 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991)

     4.5 Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991)

     4.6 Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N. A. (Incorporated by reference from Exhibit No. 4(c) to Registrant's Registration Statement on Form S-3 (No. 33-54369) filed on June 30, 1994)

     4.7 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15,
               1991)

     4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992)

     4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached) (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

Exhibit No. 10 - Material Contracts

     10.1 Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

     10.2 Operating Agreement Relating to INTELSAT by Governments which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

     10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated March 24, 1980 (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

     10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981 (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

     10.5 Convention on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976 (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

     10.6 Operating Agreement on INMARSAT dated September 3, 1976 (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

     10.7*     Registrant's   1982  Stock  Option  Plan   (Incorporated  by
               reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

     10.8 Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983)

     10.9 Amendment to Exhibit 10.8 dated September 1, 1992 (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.10* Registrant's Insurance and Retirement Plan for Executives, as amended and restated effective January 1, 1997

     10.11*    Registrant's Non-Employee Directors Stock Plan

     10.12 Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990 (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.13 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.14 Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.15 Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.16 Amendment No. 1 to Exhibit 10.15 dated May 20, 1993 (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.17* Registrant's 1990 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.18* Amendment No. 1 to Exhibit 10.17 dated January 15, 1993 (Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.19* Amendment No. 2 to Exhibit 10.17 dated January 16, 1994 (Incorporated by reference from Exhibit No. 10(o)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.20 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)
                                    76

     10.21 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.22 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.23 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

     10.24* Registrant's Directors and Executives Deferred Compensation Plan, as amended and restated as of January 1997

     10.25 Service Agreement, dated September 12, 1990, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.26     Fiscal  Agency  Agreement,  dated  as of  August  6,  1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.27 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.28 Lease Agreement, dated June 8, 1993, between GTE Airfone, Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.29 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.30 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.31 Amendment to Exhibit 10.30 dated as of December 1, 1995 (Incorporated by reference from Exhibit No. 10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.32     Amendment to Exhibit 10.30 dated as of January 8, 1997

     10.33 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.34 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.35 Amendment to Exhibit 10.34 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995)

     10.36 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.37 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.38 Amendment No. 1 to Exhibit 10.37 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.39 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.40     Amendment  to  Exhibit  10.39  dated  as of  July  1,  1995
               (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.41     Amendment to Exhibit 10.39 dated as of September 17, 1996

     10.42 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.43 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of March 22, 1994 (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.44 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.45 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of October 14, 1994 (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.46*    Registrant's   Annual   Incentive  Plan   (Incorporated   by
               reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.47 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of February 28, 1995 (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.48 Consent Agreement, dated as of July 1, 1995, by and among the National Hockey League, Le Club de Hockey Les Nordiques, Les Nordiques de Quebec 1988, Marcel Aubut, COMSAT Hockey Enterprises, LLC, COMSAT Video Enterprises, Inc., Ascent Entertainment Group, Inc., and the Registrant (Incorporated by reference from Exhibit No. 10.7 to Ascent Entertainment Group, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1996)

     10.49* Amended and Restated Employment Agreement, dated as of December 18, 1995, between Ascent and Charles Lyons

     10.50* Agreement, dated as of November 4, 1996, between the Registrant and Richard E. Thomas

     10.51* Registrant's 1995 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 99 to the Registrant's definitive  Proxy  Statement on Schedule 14A filed on April
               7, 1995)

     10.52 Corporate Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain matters arising in connection with Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.54 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.53 Intercompany Services Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to the provision of certain services subsequent to Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.55 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.54 Tax Sharing Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain tax matters arising subsequent to Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.56 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.55 $200,000,000 Credit Agreement dated as of October 8, 1996 among Ascent Entertainment Group, Inc., the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.56 $125,000,000 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.57 Agreement between Beacon Communications Corp. and Universal Pictures, a division of Universal City Studios, Inc., dated as of July 10, 1996 (Incorporated by reference from Exhibit No. 10.5 to the Quarterly Report on Form 10-Q filed by Ascent Entertainment Group, Inc. on November 13, 1996 as amended on January 6, 1997)

     10.58 Employment Agreement, dated as of July 19, 1996, between the Registrant and Betty C. Alewine

     10.59 Agreement, dated as of July 19, 1996, between the Registrant and Bruce L. Crockett (Incorporated by reference from Exhibit No. 10 to the Registrant's Report on Form 10-Q filed on November 14, 1996)

Exhibit No. 11  -  Statement re computation of per share earnings

Exhibit No. 21  -  Subsidiaries of the Registrant as of March 1, 1997

Exhibit No. 23  -  Consents of experts and counsel

                   Consent of Independent Auditors dated March 23, 1997.

Exhibit No. 27  -  Financial Data Schedule

*Compensatory plan or arrangement.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMSAT CORPORATION
                                (Registrant)

Date: March 21, 1997           By  /s/ Alan G. Korobov
                                   ---------------------------------
                                   (Alan G. Korobov, Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity and on the date indicated.


                                   (1) Principal executive officer

Date: March 21, 1997                   By /s/ Betty C. Alewine
                                          -------------------------------
                                         (Betty C. Alewine, President and
                                          Chief Executive Officer)


                                   (2) Principal financial officer

Date: March 21, 1997                   By /s/ Allen E. Flower
                                          -------------------------------
                                          (Allen E. Flower, Vice President
                                           and Chief Financial Officer)


                                   (3) Principal accounting officer

Date: March 21, 1997                   By /s/ Alan G. Korobov
                                          -------------------------------
                                          (Alan G. Korobov, Controller)


                                   (4) Board of Directors


Date: March 21, 1997                   By /s/ C. J. Silas
                                          -------------------------------
                                          (C. J. Silas, Chairman and Director)


                                       By /s/ Lucy Wilson Benson
                                          -------------------------------
                                          (Lucy Wilson Benson, Director)

                                       By /s/ Edwin I. Colodny
                                          -------------------------------
                                          (Edwin I. Colodny, Director)


                                       By
                                          -------------------------------
                                          (Lawrence S. Eagleburger, Director)



                                       By /s/ Neal B. Freeman
                                          -------------------------------
                                          (Neal B. Freeman, Director)


                                       By /s/ Arthur Hauspurg
                                          -------------------------------
                                          (Arthur Hauspurg, Director)


                                       By /s/ Caleb B. Hurtt
                                          -------------------------------
                                          (Caleb B. Hurtt, Director)


                                       By /s/ Peter S. Knight
                                          -------------------------------
                                          (Peter S. Knight, Director)


                                       By /s/ Peter W. Likins
                                          -------------------------------
                                          (Peter W. Likins, Director)


                                       By /s/ Howard M. Love
                                          -------------------------------
                                          (Howard M. Love, Director)


                                       By /s/ Charles T. Manatt
                                          -------------------------------
                                          (Charles T. Manatt, Director)


                                       By /s/ Robert G. Schwartz
                                          -------------------------------
                                          (Robert G. Schwartz, Director)


                                       By /s/ Dolores D. Wharton
                                          -------------------------------
                                          (Dolores D. Wharton, Director)

                               EXHIBIT INDEX
                               -------------


Exhibit No.                     Description
-----------                     -----------

     3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22,
                1993)

     3.2 By-laws of Registrant, as amended through February 16, 1996 (Incorporated by reference from Exhibit No. 3.2 to Registrant's Report on Form 10-K for the fiscal year ended
                1995)

     3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c) of Registrant's Articles of Incorporation (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

     4.1 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, which are held by citizens of the United States (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     4.2 Specimen of a certificate representing Series I shares of COMSAT Common Stock, without par value, which are held by aliens (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982)

     4.3 Specimen of a certificate representing Series II shares of COMSAT Common Stock, without par value (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1982)

     4.4 Standard Multiple-Series Indenture Provisions dated March 15, 1991 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15, 1991)

     4.5 Indenture dated as of March 15, 1991 between Registrant and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit No. 4(b) to Registrant's Registration Statement on Form S-3 (No. 33-39472) filed on March 15,
                1991)

     4.6 Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N. A. (Incorporated by reference from Exhibit No. 4(c) to Registrant's Registration Statement on Form S-3 (No. 33-54369) filed on June 30, 1994)

     4.7 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15,
                1991)

     4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992)

     4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached) (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     10.1 Agreement Relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

     10.2 Operating Agreement Relating to INTELSAT by Governments which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)
                10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos. 1-4 and Amendment No. 5 dated March 24, 1980
                (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

     10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981 (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

     10.5 Convention on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976 (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

     10.6 Operating Agreement on INMARSAT dated September 3, 1976 (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

     10.7*      Registrant's  1982  Stock  Option  Plan   (Incorporated  by
                reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

     10.8 Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983)

     10.9 Amendment to Exhibit 10.8 dated September 1, 1992 (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.10* Registrant's Insurance and Retirement Plan for Executives, as amended and restated effective January 1, 1997

     10.11      *Registrant's Non-Employee Directors Stock Plan

     10.12 Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990 (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.13 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.14 Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.15 Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.16 Amendment No. 1 to Exhibit 10.15 dated May 20, 1993 (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.17* Registrant's 1990 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.18* Amendment No. 1 to Exhibit 10.17 dated January 15, 1993 (Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.19* Amendment No. 2 to Exhibit 10.17 dated January 16, 1994 (Incorporated by reference from Exhibit No. 10(o)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.20 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992) 10.21 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.22 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.23 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

     10.24* Registrant's Directors and Executives Deferred Compensation Plan, as amended and restated as of January 1, 1997

     10.25 Service Agreement, dated September 12, 1990, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.26      Fiscal  Agency  Agreement,  dated  as of  August  6,  1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.27 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.28 Lease Agreement, dated June 8, 1993, between GTE Airfone, Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.29 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.30 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.31 Amendment to Exhibit 10.30 dated as of December 1, 1995 (Incorporated by reference from Exhibit No. 10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.32     Amendment to Exhibit 10.30 dated as of January 8, 1997

     10.33 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.34 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.35 Amendment to Exhibit 10.34 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995)

     10.36 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.37 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.38 Amendment No. 1 to Exhibit 10.37 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.39 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.40      Amendment  to  Exhibit  10.39  dated  as of  July  1,  1995
                (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.41      Amendment to Exhibit 10.39 dated as of September 17, 1996

     10.42 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.43 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of March 22, 1994 (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.44 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.45 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of October 14, 1994 (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.46*     Registrant's   Annual   Incentive  Plan   (Incorporated  by
                reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.47 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of February 28, 1995 (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.48 Consent Agreement, dated as of July 1, 1995, by and among the National Hockey League, Le Club de Hockey Les Nordiques, Les Nordiques de Quebec 1988, Marcel Aubut, COMSAT Hockey Enterprises, LLC, COMSAT Video Enterprises, Inc., Ascent Entertainment Group, Inc., and the Registrant (Incorporated by reference from Exhibit No. 10.7 to Ascent Entertainment Group, Inc.'s Report on 10-K for the fiscal year ended December 31, 1996)

     10.49* Amended and Restated Employment Agreement, dated as of December 18, 1995, between Ascent and Charles Lyons

     10.50* Agreement, dated as of November 4, 1996, between the Registrant and Richard E. Thomas

     10.51*     Registrant's 1995 Key Employee Stock Plan

     10.52 Corporate Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain matters arising in connection with Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.54 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.53 Intercompany Services Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to the provision of certain services subsequent to Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.55 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)
     10.54 Tax Sharing Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain tax matters arising subsequent to Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.56 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.55 $200,000,000 Credit Agreement dated as of October 8, 1996 among Ascent Entertainment Group, Inc., the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.56 $125,000,000 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.57 Agreement between Beacon Communications Corp. and Universal Pictures, a division of Universal City Studios, Inc., dated as of July 10, 1996 (Incorporated by reference from Exhibit No. 10.5 to the Quarterly Report on Form 10-Q filed by Ascent Entertainment Group, Inc. on November 13, 1996 as amended on January 6, 1997)

     10.58 Employment Agreement, dated as of July 19, 1996, between the Registrant and Betty C. Alewine

     10.59 Agreement, dated as of July 19, 1996, between the Registrant and Bruce L. Crockett (Incorporated by reference from Exhibit No. 10 to the Registrant's Report on Form 10-Q filed on November 14, 1996.)


11              Statement re computation of per share earnings

21              Subsidiaries of the Registrant as of March 1, 1997

23              Consents of experts and counsel
                Consent of Independent Auditors dated March 23, 1997

27              Financial Data Schedule

*Compensatory plan or arrangement.

                    COMSAT CORPORATION (PARENT COMPANY)
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             INCOME STATEMENTS
            For the Years Ended December 31, 1996, 1954 and 1994


In thousands                                                              1996            1995           1994
-------------------------------------------------------------------------------------------------------------
REVENUES                                                         $     425,810   $     428,943   $    446,380
                                                                 -------------   -------------   ------------

OPERATING EXPENSES:
   Cost of services                                                    132,272         130,899        163,745
   Depreciation and amortization                                       140,027         131,596        121,131
   Research and development                                             11,518           9,114         10,009
   General and administrative                                           21,941          19,856         22,851
   Merger and integration costs                                              -               -          2,469
   Provision for restructuring                                               -           3,702              -
                                                                 -------------   -------------   ------------
   Total operating expenses                                            305,758         295,167        320,205
                                                                 -------------   -------------   ------------

OPERATING INCOME                                                       120,052         133,776        126,175

Gain on sale of shares of a subsidiary                                       -          19,286              -

Other income, net                                                        6,755           2,160          1,371

Interest cost                                                          (67,209)        (66,801)       (47,924)

Interest capitalized                                                    15,760          20,355         23,662
                                                                 -------------   -------------   ------------

Income before taxes and equity in net income (loss)
   of subsidiaries                                                      75,358         108,776        103,284

Income tax expense                                                     (27,488)        (42,515)       (39,507)
                                                                 -------------   -------------   ------------

Income before equity in net income (loss) of subsidiaries               47,870          66,261         63,777

Equity in net income (loss) of subsidiaries                            (39,248)        (28,444)         13,865
                                                                 -------------   -------------   ------------

NET INCOME                                                       $       8,622   $      37,817   $     77,642
                                                                 =============   =============   ============



                    COMSAT CORPORATION (PARENT COMPANY)
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE SHEETS
                      As of December 31, 1996 and 1995


In thousands                                                                              1996           1995
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $       1,658   $    102,796
   Receivables                                                                          91,380         80,413
   Other                                                                                22,954         27,137
                                                                                 -------------   ------------
   Total current assets                                                                115,992        210,346
                                                                                 -------------   ------------

Property and equipment (net of accumulated depreciation of
   $923,617 in 1996 and $790,247 in 1995)                                            1,174,890      1,204,675
Investment in and amounts due from subsidiaries                                        625,113        542,525
Other assets                                                                           155,191         58,629
                                                                                 -------------   ------------
   TOTAL ASSETS                                                                  $   2,071,186   $  2,016,175
                                                                                 =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations                                   $      13,802   $     10,375
   Commercial paper                                                                     17,993              -
   Accounts payable and accrued liabilities                                             70,849         49,501
   Due to related parties                                                               34,602         22,825
                                                                                 -------------   ------------
   Total current liabilities                                                           137,246         82,701
                                                                                 -------------   ------------

Long-term debt                                                                         578,379        590,378
Note payable to subsidiary                                                             206,200        206,200
Deferred income taxes and investment tax credits                                       132,512        135,572
Other long-term liabilities                                                            183,262        160,820

STOCKHOLDERS' EQUITY:
   Common stock                                                                        340,691        324,074
   Retained earnings                                                                   502,839        533,238
   Treasury stock and other                                                             (9,943)       (16,808)
                                                                                 -------------   ------------
   Total stockholders' equity                                                          833,587        840,504
                                                                                 -------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   2,071,186   $  2,016,175
                                                                                 =============   ============

                    COMSAT CORPORATION (PARENT COMPANY)
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CASH FLOW STATEMENTS
            For the Years Ended December 31, 1996, 1995 and 1994


In thousands                                                              1996            1995           1994
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $     231,828   $     216,743   $    186,015
                                                                 -------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (177,448)       (171,247)      (165,185)
   Investments in unconsolidated businesses                            (57,350)        (27,200)        (1,895)
   Change in intercompany balances, net                               (118,693)        (48,738)      (158,957)
   Proceeds from sale of investment                                     22,626          17,919         13,520
   Insurance proceeds from satellite launch failure                     54,443               -              -
   Decrease (increase) in INTELSAT ownership                            (1,238)          17,919         13,520
   Other                                                                11,853          (13,155)           430
                                                                 -------------    -------------   ------------
  Net cash used in investing activities                               (265,807)        (242,421)      (312,087)
                                                                 -------------    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                  -          81,986        112,296
   Repayment of long-term debt                                          (9,848)         (2,975)       (71,306)
   Borrowings from subsidiary                                                -         206,200              -
   Net short-term borrowings (repayments)                               17,993        (121,356)        78,123
   Borrowings (repayments) against company-owned life
       insurance policies                                              (51,443)          2,542         32,437
   Common stock issued                                                  13,837          10,834          5,291
   Cash dividends paid                                                 (37,698)        (36,874)       (33,133)
   Other                                                                     -         (11,883)        (1,333)
                                                                 -------------   -------------   ------------
   Net cash provided by (used for) financing activities                (67,159)        128,474        122,375
                                                                 -------------   -------------   ------------

Net increase (decrease) in cash and cash equivalents                  (101,138)        102,796         (3,697)
Cash and cash equivalents, beginning of year                           102,796               -          3,697
                                                                 -------------   -------------   ------------
Cash and cash equivalents, end of year                           $       1,658   $     102,796              -
                                                                 =============   =============   ============

                    COMSAT CORPORATION (PARENT COMPANY)
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                NOTES TO CONDENSED FINANCIAL INFORMATION OF
                REGISTRANT For the Years Ended December 31,
                            1996, 1995 and 1994

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

2.   LONG-TERM DEBT

     The components of long-term debt are as follows:


     In thousands                                                                          1996            1995
     ----------------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                         $    160,000   $     160,000
     8.95% notes due 2001                                                                75,000          75,000
     6.75% INTELSAT Eurobonds due 2000                                                   28,693          28,659
     7.375% INTELSAT Eurobonds due 2002                                                  38,258          38,212
     8.375% INTELSAT Eurobonds due 2004                                                  38,258          38,212
     6.625% INTELSAT Asian bonds due 2004                                                38,258          38,212
     8.125% INTELSAT Eurobonds due 2005                                                  38,258          38,212
     Inmarsat lease financing obligations                                               103,186          12,203
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007                                    74,000          74,000
     Discounts on notes payable                                                          (1,730)         (1,957)
                                                                                    ------------   -------------
     Total                                                                              592,181         600,753
     Less current maturities                                                            (13,802)        (10,375)
                                                                                    ------------   -------------
     Total long-term debt                                                          $    578,379   $     590,378
                                                                                    ============   =============

     The principal amount of debt (excluding the Inmarsat lease financing obligation) maturing over the next five years is none in 1997 through 1999, $28,693,000 in 2000 and $74,979,000 in 2001. See Note 8 to the
     Consolidated Financial Statements on Form 10-K, Part II, Item 8, for a discussion of the Inmarsat lease financing obligation.

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

                    COMSAT CORPORATION AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING
                 ACCOUNTS For the Years Ended December 31,
                            1996, 1995 and 1994


                                                Balance at
                                              Beginning of      Charged to                       Balance at
In thousands                                          Year        Expenses    Deductions(a)     End of Year
-----------------------------------------------------------------------------------------------------------
1994:
Allowance for loss on accounts receivable     $     12,838    $      2,428    $       5,891   $       9,375
Allowance for loss on investments             $      1,000               -    $         250   $         750

1995:
Allowance for loss on accounts receivable     $      9,375    $      5,138    $       1,435   $      13,078
Allowance for loss on investments             $        750               -                -   $         750

1996:
Allowance for loss on accounts receivable     $     13,078    $      4,958    $       3,344   $      14,692
Allowance for loss on investments             $        750    $      3,417                -   $       4,167



(a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.