Form 10-K/A
period 1996-12-31
COMSAT CORP
filed 1997-05-01
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              AMENDMENT NO. 1
                                FORM 10-K/A

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

     48,820,044 shares of common stock, without par value, were outstanding on February 28, 1997.

     The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto.

     This Amendment No. 1 to the registrant's Annual Report on Form 10-K/A is being filed in accordance with General Instruction G(3) to Form 10-K to include the information required by Part III, since the registrant's definitive proxy statement pursuant to Regulation 14A will not be filed with the Commission within 120 days after the end of the registrant's fiscal year.


                                 PART III


Item 10.  Directors and Officers of the Registrant

Directors

     The Communications Satellite Act of 1962, as amended (the "Satellite Act"), provides that the Corporation's Board of Directors shall consist of 15 directors, of whom 12 are to be elected annually by the shareholders for terms of one year and three are to be appointed by the President of the United States, with the advice and consent of the United States Senate, for terms of three years or until their successors have been appointed and qualified. The Corporation's Board of Directors currently consists of 13 directors, pending action to fill an existing vacancy in one of the elected director positions and pending Presidential appointment and Senate confirmation to fill an existing vacancy in one of the Presidentially-appointed director positions.

     The following sets forth certain information concerning the directors of COMSAT Corporation.

                             ELECTED DIRECTORS

BETTY C. ALEWINE, 48, has been President and Chief Executive Officer of COMSAT since July 1996. She was President, COMSAT International Communications from January 1995 to July 1996, and was President, COMSAT World Systems from May 1991 to January 1995. She joined COMSAT from MCI Telecommunications Corporation in 1986 and has held various operational positions. She has been a director since July 1996.

LUCY WILSON BENSON, 69, has been a director of various business, educational and nonprofit organizations since 1980. She was Under Secretary of State for Security Assistance, Science and Technology from 1977 to 1980. She has been a COMSAT director since September 1987. She also is a director of General Re Corporation and Logistics Management Institute, a trustee of the Alfred P. Sloan Foundation and Vice Chairman of the Atlantic Council of the U.S. and Vice Chairman of the Board of Trustees of Lafayette College. She also is a director or trustee of funds of The Dreyfus Corporation.

EDWIN I. COLODNY, 70, was Chairman of US Airways Group, Inc. and of its subsidiary, US Airways, Inc., a commercial airline company, from 1978 until July 1992 and is a director of both corporations. He was Chief Executive Officer of US Airways Group from 1983 to June 1991 and of its subsidiary from 1975 to June 1991. Mr. Colodny has been counsel to the Washington, D. C. law firm of Paul, Hastings, Janofsky and Walker since September 1991. He has been a COMSAT director since May 1992. He also is a director of Ascent Entertainment Group, Inc. and Esterline Technologies Corporation and a member of the Board of Trustees of the University of Rochester.

LAWRENCE S. EAGLEBURGER, 66, has been Senior Foreign Policy Advisor for Baker, Donelson, Bearman & Caldwell, a Washington, D.C., law firm, since January 1993. He previously served as United States Secretary of State from December 1992 through January 1993, Acting Secretary of State from August 1992 to December 1992, and Deputy Secretary of State from February 1989 to August 1992. He has been a COMSAT director since May 1995. He also is a director of Corning Incorporated, Dresser Industries, Inc., Jefferson Bankshares, Inc., Phillips Petroleum Company, Stimsonite Corporation and Universal Corporation.

NEAL B. FREEMAN, 56, has been Chairman and Chief Executive Officer of The Blackwell Corporation, a television production and distribution company, since 1981. He was President of Jefferson Communications, Inc. from 1976 to 1986. He was a Presidentially appointed COMSAT director from November 1983 to September 1988 and has been an elected director since May 1991. He also is Chairman of the Institute on Political Journalism, Georgetown University, and a director of The Ethics and Public Policy Center and the National Review, Inc.

ARTHUR HAUSPURG, 71, is a director or trustee of various business organizations. He was Chairman of the Board and Chief Executive Officer of Consolidated Edison Company of New York, Inc. from September 1982 to September 1990 and remains a trustee of that Corporation. He has been a COMSAT director since July 1987.

CALEB B. HURTT, 65, is a director or trustee of various organizations. He was President of Martin Marietta Aerospace from 1982 to 1987 and then President and Chief Operating Officer of Martin Marietta Corporation from 1987 through 1989. He is a director of Lockheed Martin Corporation and is

Vice Chairman of the Board of Trustees of Stevens Institute of Technology. He also has served as Chairman of the Board of Governors of the Aerospace Industries Association, as Chairman of the NASA Advisory Council and as Chairman of the Federal Reserve Bank, Denver Branch. He has been a COMSAT director since May 1996.

PETER W. LIKINS, 60, has been President of Lehigh University since 1982. He was Provost of Columbia University from 1980 to 1982 and Professor and Dean of the Columbia University School of Engineering and Applied Science from 1976 to 1980. He has been a COMSAT director since September 1987. He also is a director of Parker Hannifin, Inc. and Safeguard Scientifics, Inc. and a trustee of Consolidated Edison Company of New York, Inc.

HOWARD M. LOVE, 66, is a director of various business organizations, and honorary Chairman of the Board of National Steel Corporation. He was Chief Executive Officer of National Intergroup, Inc. from August 1990 to April 1991, and Chairman and Chief Executive Officer and a director from April 1981 to August 1990. He has been a COMSAT director since May 1988. He also is a director of AEA Investors and Monsanto Company.

ROBERT G. SCHWARTZ, 69, is a director or trustee of various business organizations. He was Chairman of the Board, President and Chief Executive Officer of Metropolitan Life Insurance Co. (MetLife) from September 1989 to March 1993 and remains a director of MetLife. He was Chairman of the Board of MetLife from February 1983 to September 1989. He has been a COMSAT director since May 1986. He also is a trustee of Consolidated Edison
Company of New York, Inc. and a director of Ascent Entertainment Group, Inc., Lone Star Industries, Inc., Lowe's Companies, Inc., Mobil Oil Corporation, Potlatch Corporation and The Reader's Digest Association, Inc. DOLORES D. WHARTON, 69, is Chairman and Chief Executive Officer of The Fund for Corporate Initiatives, Inc., a private operating foundation she founded in 1980, devoted to strengthening the role of minorities and women in the corporate world. She has been a COMSAT director since February 1994. She also is a trustee of the Committee for Economic Development and a director of Gannett Company, Inc. and Capital Bank & Trust Company.

     C.J. Silas resigned as Chairman and as a member of the Board of Directors of the Corporation on April 29, 1997. The Board of Directors has elected Edwin I. Colodny to serve as Chairman.

                     PRESIDENTIALLY APPOINTED DIRECTORS

PETER S. KNIGHT, 46, has been a partner of Wunder, Diefenderfer, Cannon & Thelen, a Washington, D.C., law firm, since July 1991. He was Chair of the Clinton/Gore Vice Presidential Campaign from July to November 1992 and Deputy Director for Personnel for the Clinton/Gore Transition Team in November and December 1992. He was Campaign Manager for Clinton/Gore '96.

He was General Counsel and Secretary of Medicis Pharmaceutical Corporation from September 1989 to June 1991. He has been a Presidentially appointed COMSAT director since September 1994. He also is a director of Wertheim Schroeder Investment Services and Whitman Medical Corp. His current term expires at the 1999 Annual Meeting.

CHARLES T. MANATT, 60, is the senior partner of Manatt, Phelps & Phillips, a Washington, D.C., and Los Angeles law firm which he founded in 1965. He was Chairman of the Democratic National Committee from 1981 through 1985. He has been a Presidentially appointed COMSAT director since May 1995. He also is a director of the Federal Express Corporation and ICN Pharmaceuticals, Inc. His current term expires at the 1997 Annual Meeting.

     Barry M. Goldwater resigned as a director of the Corporation in April 1996. The President of the United States has not nominated a replacement to fill the vacancy created by Sen. Goldwater's resignation.

Executive Officers

     The information concerning the Corporation's executive officers required by Item 10 is included in Part I of this Report as previously filed. See "Executive Officers."

Compliance with Section 16(a) of the Exchange Act

     Mrs. Alewine, a director and executive officer of the Corporation, reported two transactions (the grant of options and phantom stock) on a single amended report less than one month late due to an inadvertent support staff oversight.

Item 11.  Executive Compensation


                           EXECUTIVE COMPENSATION

     The following table shows the compensation for the three fiscal years ended December 31, 1996 received by (1) Mrs. Alewine, the Chief Executive Officer since July 19, 1996; (2) the other four most highly compensated executive officers of the Corporation who were serving as such at year-end 1996; (3) Mr. Crockett, who served as the Chief Executive Officer until July 19, 1996; and (4) Richard E. Thomas, who resigned as an executive officer on September 20, 1996 and whose compensation would have been reportable under clause (2) above but for the fact that he was not an executive officer of the Corporation at year-end 1996 (the Named Executive Officers).


                         SUMMARY COMPENSATION TABLE

                            Annual Compensation        Long-Term Compensation
                            --------------------       ----------------------

                                                       Other          Restricted      Securities        All
                                                       Annual           Stock         Underlying       Other
  Name and Principal             Salary    Bonus    Compensation       Award(s)        Options      Compensation
       Position           Year     ($)       ($)       ($)(5)            ($)(6)            (#)          ($)(8)
----------------------    ----   --------  --------  ------------      ----------      ----------    ------------

Betty C. Alewine,         1996   $355,846  $180,000    $ 3,238         $ 238,188        210,000       $ 29,910
  President & Chief       1995    226,923   140,000        448           178,363         55,000         23,339
  Executive Officer       1994    210,000   190,000        387           562,788         80,000         31,221

John V. Evans,            1996    195,000    50,000      7,284            63,000         25,000         77,937
  Chief Technical         1995    184,000    50,000      6,103           123,061         25,000         58,346
  Officer                 1994    184,000    75,000      4,405           288,338         30,000         60,552

Allen E. Flower           1996    180,000    65,000     60,122            90,000         35,000         39,879
  Vice President and      1995    145,000    45,000          0           121,563          7,000         11,536
  Chief Financial Officer 1994    134,039    41,500          0            81,438          5,000         12,366

 Charles Lyons,           1996    500,000    75,000     62,399                 0              0        236,450
  President, Ascent       1995    335,961(3)150,000      1,886           382,113        352,500 (7)    303,275
  Entertainment Group,    1994    210,000   190,000        992           562,788         80,000         38,803
  Inc.

 Warren Y. Zeger,         1996    196,551   170,000(4)   2,422            63,000         30,000         37,358
  Vice President,         1995    184,050    65,000      2,755           123,061         30,000         29,873
  General Counsel and     1994    179,999    90,000     12,431           301,813         60,000         32,177
  Secretary

Bruce L. Crockett, (1)    1996    433,173         0      5,017           459,360        120,000         48,136
  Former President &      1995    350,000   160,000      6,142           547,091        130,000       $135,405
  Chief Executive Officer 1994    350,000   350,000     28,930         1,139,050        200,000        140,215

Richard E. Thomas, (2)    1996    315,016   140,000        440            90,000         40,000          5,073
  Retired President,      1995    315,071   140,000          0           239,680         55,000          6,648
  COMSAT RSI, Inc.        1994    181,740   150,000          0           431,281         80,000          4,251


---------------

     (1) Mr. Crockett resigned as President and Chief Executive Officer of the Corporation in July 1996. His compensation for 1996 includes amounts paid after that date pursuant to an agreement with the Corporation. See "Agreements with Executive Officers."

     (2) Mr. Thomas became an executive officer on June 3, 1994, when he became President, COMSAT RSI, Inc., upon consummation of the acquisition of Radiation Systems, Inc. His compensation for 1994 reflects amounts paid after that date. Mr. Thomas resigned in September 1996. His compensation for 1996 reflects amounts paid after that date pursuant to an agreement with the Corporation. See "Agreements with Executive Officers."

     (3) Mr. Lyons received a retroactive pay increase, thereby increasing his 1995 salary to $335,961 from the $328,461 reported in last year's proxy statement.
                                     6

     (4) The bonus reflected for Mr. Zeger for 1996 includes a special performance-based spot bonus in the amount of $100,000.

     (5) With the exception of Mr. Flower, Other Annual Compensation shown for 1994, 1995 and 1996 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10 percent of individual combined salary and bonus for the Named Executive Officer in each year. For Mr. Flower, Other Annual Compensation for 1996 includes $30,000 for club membership fees.

     (6)  Includes  restricted stock awards (RSAs),  restricted stock units
          (RSUs) and phantom stock units (PSUs). Dividends are paid on RSAs. Half of the RSAs granted to Named Executive Officers in 1994 were forfeited in 1996 based on the non-satisfaction of certain required performance measures during 1994 and 1995. Dividend equivalents are paid on RSUs and PSUs. The number and value of the aggregate restricted stock holdings of each of the Named Executive Officers as of December 31, 1996, are as follows:

                                  Number of         Value as of
                                RSAs/RSUs/PSUs        12/31/96
                                --------------      -----------

          Mrs. Alewine.........     62,305          $1,483,638
          Dr. Evans............     15,510             369,332
          Mr. Flower...........     12,550             298,847
          Mr. Lyons............     60,305           1,436,013
          Mr. Zeger............     26,000             619,125
          Mr. Crockett.........    121,380           2,890,361
          Mr. Thomas...........     26,515             631,388

     (7) Includes options to acquire 55,000 shares of the Corporation's Common Stock and options to acquire 297,500 shares of Ascent's common stock.

     (8)  All Other Compensation for 1996 includes the following  elements:
          (i) unused credits under the Corporation's cafeteria plan that were paid in cash to the Named Executive Officers; (ii) time off buy-back under the Corporation's cafeteria plan that was paid in cash to the Named Executive Officers; (iii) contributions by the Corporation to the Corporation's 401(k) Plan on behalf of the Named Executive Officers; (iv) above-market interest accrued for the Named Executive Officers under the Corporation's Deferred Compensation Plan; and (v) life insurance premiums for the Named Executive Officers. The life insurance premiums shown for Mr. Thomas represent the premiums paid by the Corporation with respect to a term life insurance policy for him. The life insurance premiums shown for the other Named Executive Officers represent split dollar premiums which include (i) the value of the premiums paid by the Corporation with respect to the term life insurance portion of the policy for each Named Executive Officer, determined under the P.S. 58 table published by the Internal Revenue Service, and (ii) the value of the benefit to each Named Executive Officer of the remainder of the premiums paid by the Corporation, determined by calculating the present value of the cumulative interest payments that would be made based on the assumption that the premiums were loaned to each Named Executive Officer at an interest rate of 7.5% until the Named Executive Officer reaches the normal retirement age of 65, at which time the policy splits and the premiums are refunded to the Corporation. All Other Compensation for Mr. Lyons for 1996 also includes $149,435 of relocation expenses paid to him as a result of the relocation of Ascent's offices to Denver.


                                                              Above-
                      Unused    Time Off     401(k) Plan      Market     Life Insurance
                     Credits    Buy-Back    Contributions    Interest       Premiums
                     -------    --------    -------------    --------    --------------

Mrs. Alewine.......  $ 9,111     $    0         $4,500        $ 6,680        $9,619
Dr. Evans........      4,695      1,170          4,244         58,717         9,111
Mr. Flower........     4,701      3,600          4,500          8,385        18,693
Mr. Lyons..........   22,491     10,000          4,500         34,648        15,376
Mr. Zeger.........     7,725      3,762          4,500          5,380        15,991
Mr. Crockett.......   20,244          0            346              2        27,544
Mr. Thomas.........        0          0              0              0         5,073


Option Grants

     The following table sets forth information on options granted to the Named Executive Officers in 1996.

                     OPTION GRANTS IN LAST FISCAL YEAR


                                              Individual Grants

                    -----------------------------------------------------------
                               Number of
                              Securities         % of Total
                          Underlying Options       Options      Exercise
                               Granted           Granted to      Price     Expiration     Grant Date
          Name                  (#)(1)          Empl in FY(2)    ($/Sh)       Date      Present Value(3)
          ----            -------------------  ---------------  ---------  -----------  ----------------

Betty C. Alewine.........        60,000             7.12%       $18.0000   01/19/06      $  286,200
                                150,000            17.79         22.4375   10/17/06       1,149,000
John V. Evans. ..........        25,000             2.97         18.0000   01/19/06         119,250
Allen E. Flower..........        35,000             4.15         18.0000   01/19/06         166,950
Charles Lyons............             0               --              --         --              --
Warren Y. Zeger..........        30,000             3.56         18.0000   01/19/06         143,100
Bruce L. Crockett........       120,000            14.23         18.0000   01/19/06         572,400
Richard E. Thomas........        40,000             4.74         18.0000   01/19/06         190,800


---------------

     (1) Except for the second option grant to Mrs. Alewine, the options shown were granted on January 19, 1996 to acquire the Corporation's Common Stock. The second option grant to Mrs. Alewine was made on October 17, 1996. All options granted in 1996 vest as follows: 25% on the first anniversary of the date of grant; another 25% on second anniversary of the date of grant; and the remaining 50% on the third anniversary of the date of grant.

     (2) The total number of COMSAT options granted to key employees in 1996 was 843,150.

     (3) The Corporation used the Black-Scholes option pricing model to determine grant date present values using the following assumptions: a dividend yield of 3.39% for the January grants and 3.32% for the October grant; stock price volatility of 0.28 for the January grants and 0.36 for the October grant; a seven-year option term; a risk-free rate of return of 5.48% for the January grants and 6.26% for the October grant; a retention discount of 3.39% for the January Grant and 3.32% for the October Grant; and the vesting schedule described in footnote 1 above. The use of this model is in accordance with SEC rules; however, the actual value of an option realized will be measured by the difference between the stock price and the exercise price on the date the option is exercised.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information on (1) options exercised by the Named Executive Officers in 1996, and (2) the number and value of their unexercised options as of December 31, 1996.

       AGGREGATED OPTION EXERCISES IN 1996 AND 12/31/96 OPTION VALUES


                                                  Number of Securities          Value of Unexercised
                                                 Underlying Unexercised             In-The-Money
                                                   Options at 12/31/96          Options at 12/31/96
                                               ---------------------------    ---------------------------
                             Shares
                           Underlying
                             Options    Value
                           Exercised  Realized  Exercisable  Unexercisable      Exercisable   Unexercisable
Name                          (#)       ($)         (#)          (#)                ($)            ($)
----                        ---------- -------- ------------ --------------     ------------ ---------------

Betty C. Alewine.........         0   $      0    165,984       291,250         $500,802       $  740,625
John V. Evans............     5,000    120,156     49,938        58,750          210,399          229,688
Allen E. Flower..........     2,000      8,685     28,450        42,750          247,768          227,063
Charles Lyons............         0          0    137,750        81,250          133,250          185,625
                                  0          0          0       297,500*               0                0
Warren Y. Zeger..........     1,000     11,719    104,144        82,500          116,411          275,625
Bruce L. Crockett........    11,400     57,342    332,500       317,500          146,250        1,136,250
Richard E. Thomas........         0          0     53,750       121,250           61,875          418,125


---------------

     * Option to acquire Ascent common stock. All other options shown are to acquire COMSAT Common Stock.

Pension Plans

     The following table shows the estimated annual benefits payable upon retirement under the Corporation's Retirement Plan to persons in the salary and years-of-service classifications specified. The Internal Revenue Code limits the annual benefits payable under the Retirement Plan. Under this limitation, the maximum annual benefit for 1996 is $120,000.



                                      Estimated Annual Benefits Payable Upon Retirement
                              ----------------------------------------------------------------
                                                      Years of Service
                              ----------------------------------------------------------------

Average Annual Salary             15           20            25            30            35
---------------------         --------      --------      --------      --------      --------

$100,000....................  $ 25,520      $ 38,056      $ 43,290      $52,176      $ 59,007
 150,000....................    39,645        58,501        67,415       81,301        91,882
 200,000....................    51,307        76,483        89,077      107,963       120,000
 250,000....................    60,095        91,591       107,865      120,000       120,000
 300,000....................    67,095       104,911       120,000      120,000       120,000
 350,000....................    74,095       118,231       120,000      120,000       120,000


     The compensation covered by the Retirement Plan includes only base salary. Benefits are determined on a straight life annuity basis under a formula based on length of service and average annual base salary for the highest five consecutive years during the final 10 years of employment. Prior to 1989, benefits were offset by a portion of each participant's estimated Social Security benefits. Beginning in 1989, each participant accrues a benefit at a specified percentage of salary up to the Social Security wage base, and at a higher percentage of salary above the Social Security wage base. The years of credited service for the Named Executive Officers as of December 31, 1996 are: 10 for Mrs. Alewine; 13 for Dr. Evans; 27 for Mr. Flower; 5 for Mr. Lyons; 21 for Mr. Zeger; and 16 for Mr. Crockett. Mr. Thomas was not a participant in the Retirement Plan, and Mr. Lyons ceased accruing benefits under the Retirement Plan as of December 31, 1995.

     The Corporation also maintains the Insurance and Retirement Plan for Executives, which covers those executive officers and other key employees who are designated by the Board of Directors to participate. The plan provides an annuity for life equal to 60% (70% for the Chief Executive
Officer) of the participant's average annual compensation (salary and incentive compensation) during the 48 consecutive months of highest compensation (or during all consecutive months of employment if the participant has been employed less than 48 months), offset by pension benefits payable under the Retirement Plan, the qualified retirement plans of former employers, Social Security, and government and military pensions.

     Payment begins upon the participant's normal retirement at age 65. A participant may retire as early as age 55 (but only with the Board's consent if before age 62) and receive an annuity reduced by 3% for each year payment begins before age 62. For employees who became participants in the Plan before January 1, 1993, benefits vest ratably over the first five years of the participant's service. For employees who become participants in the plan on or after January 1, 1993, benefits are 50% vested after five years of service and then vest an additional 10% per year over the following five years of service, provided that the sum of the participant's age and years of service equals 60.

     The annual benefits payable upon retirement at age 65 based upon the 48 consecutive months of highest compensation as of December 31, 1996 for each of the Named Executive Officers are: $270,173 for Mrs. Alewine; $102,945 for Dr. Evans; $42,313.24 for Mr. Flower; $86,001 for Mr. Zeger; and $251,605 for Mr. Thomas. Mrs. Alewine and Messrs. Evans, Flower, Zeger and Thomas are each 100% vested in the Plan. Mr. Lyons is not a participant in the Plan. For description of the annual benefits payable to Mr. Crockett upon retirement, see "Agreements with Executive Officers."

Directors Compensation

     In April 1997, the Board of Directors approved a change in the method in which directors are compensated. Subject to shareholder approval, directors will receive all of their annual retainer in shares of COMSAT common stock. Directors, other than the Chairman and Mrs. Alewine, currently receive an annual cash retainer of $10,000 payable in equal quarterly installments and 600 shares of the Corporation's Common Stock payable at the first meeting of the Board of Directors after each Annual Meeting of Shareholders. Prior to the 1997 Annual Meeting of Shareholders, each director who was not an employee of the Corporation, other than the Chairman, received a quarterly retainer of $5,375. Non-employee directors, other than the Chairman, also receive a fee of $1,000 per meeting for attending each Board meeting, Board committee meeting or meeting held pursuant to a special assignment; and, if he or she chairs a Board committee, an additional fee of $750 quarterly. As Chairman of the Board, Mr. Silas was compensated solely on an annual basis in the amount of $225,000 per year. Mrs. Alewine is not compensated separately for service as a director.

     Under the Directors and Executives Deferred Compensation Plan, a non-employee director may elect to defer all or part of his or her cash retainers and fees. Amounts deferred are credited with interest and are paid out after the director's retirement from the Board, in a lump sum or in up to 15 annual installments beginning not later than at age 73. In the case of death, the accumulated deferrals are paid to the director's beneficiary.

     In 1991, each then-current participating director was given an election to receive his or her account balance as of March 31, 1991, together with interest accumulated on such balance to a date in the year 2000 (to the extent that such amounts were not previously distributed), in a lump sum in the year 2000 if he or she is then an active director or a retiree receiving installment payments. The payment would be made to the beneficiary of a deceased electing director if such beneficiary is then receiving such installment payments. The lump sum payment will be offset against the amounts otherwise payable to the director or beneficiary under the Plan.

     In 1992, the Directors and Executives Deferred Compensation Plan was amended to provide an additional lump sum payment election for the additional amounts deferred under the plan from April 1, 1991 through March 31, 1992, together with interest accumulated on such amounts to a date in the year 2001, with payment of the lump sum to be made in the year 2001.

     A retirement plan for directors adopted in 1982 remains in effect for directors who commenced service before 1984. This plan provides for an annual benefit of $12,000, beginning at the later of age 72 or the director's retirement from the Board, and payable for the number of years equal to the director's years (including partial years) of Board service through 1983. In 1991, each then-current director covered by the plan was given an election to receive a lump sum payment on a date in the year 2000 if he or she survives until that date. The lump sum payment will be equal to the present value on such date of the remaining retirement benefits payable to the director under the plan. The payment would be made to the beneficiary of a deceased electing director if such beneficiary is then receiving survivor benefits under the plan.

     Under the Split Dollar Insurance Plan, the Corporation provides to non-employee directors, through split dollar life insurance policies, a death benefit equal to $50,000 for each year or partial year of his or her Board service until the benefit reaches $200,000, and then increased for each such director (except Presidential appointees) by 5.5% for each additional year of Board service to age 72. Such coverage continues after retirement from the Board. For 1996, the aggregate value of split dollar life insurance premiums paid for the benefit of all covered directors was $129,568.

     Under the Non-Employee Directors Stock Plan, the Corporation grants annually in March to each non-employee director, who was also serving on the date of the Annual Meeting of Shareholders for the prior year, an option to purchase shares of Common Stock. For options granted before March 16, 1990, each option is for 2,000 shares, the exercise price per share is the fair market value of a share of Common Stock on the date of grant, and the option expires 10 years from the date of grant. For options granted on or after March 16, 1990, and before March 19, 1993, each option is for 2,000 shares, the exercise price per share is 50% of the fair market value on the date of grant, and the option expires 15 years from the date of grant. For options granted on or after March 19, 1993, each option is for 4,000 shares, the exercise price per share is the fair market value of a share of Common Stock on the date of grant, and the option expires 15 years from the date of grant. All data related to shares of Common Stock, options to purchase shares of Common Stock and share prices prior to June 1, 1993 have been adjusted to reflect the two-for-one split in the Corporation's Common Stock effective June 1, 1993.

     All options granted before March 15, 1996 under the Non-Employee Directors Stock Plan are currently exercisable. For options granted on or after that date, each option becomes exercisable for 2,000 shares one year after the date of grant and for the remaining 2,000 shares two years after the date of grant. If the director's service on the Board terminates by reason of retirement at age 72, expiration of a term as a Presidentially appointed director, failure to stand for election with the Board's consent or resignation with the Board's consent, the option becomes fully exercisable and continues in force for the duration of its term. The option also becomes fully exercisable and continues in force for the duration of its term in the event of certain changes in control. A "Change of Control" includes: (1) the acquisition by any person (other than the Corporation or an employee benefit plan sponsored by the Corporation) of beneficial ownership of 50% or more of the outstanding voting securities of the Corporation; (2) any change in the composition of the Board of Directors such that the elected directors as of May 17, 1996 (the Incumbent Directors) cease to constitute a majority of the Board (provided that any individual whose nomination or election is approved by a vote of three-fourths of the then Incumbent Directors shall be treated as an
Incumbent Director); (3) approval by the shareholders of a merger, share exchange, swap, consolidation, recapitalization or other business combination which, if consummated, would result in the Corporation's shareholders holding less than 60% of the combined voting power of the
Corporation, the surviving entity or its parent (as applicable); (4) approval by the shareholders of the liquidation or dissolution of the Corporation, or sale by the Corporation of all or substantially all of the Corporation's assets, other than to an entity 80% of the combined voting power of which would be beneficially owned by the Corporation's then existing shareholders; or (5) any event which would have to be reported as a "change of control" under the regulations governing the solicitation of proxies by the SEC. If the director's service terminates for any other reason except death, the option terminates immediately. If the director dies at any time before the option terminates, the option becomes fully exercisable and continues in force for one year after the date of death.

     In 1996, options for a total of 56,000 shares of Common Stock were granted to non-employee directors at a purchase price per share of $28.8125, which was the fair market value of the Common Stock on the date of grant. In 1996, Mr. Goldwater exercised options for 4,000 shares previously granted under that plan and realized a net value (market value on exercise date less exercise price) of $36,156.

Agreements with Executive Officers

     The Corporation and Mrs. Alewine have entered into an employment agreement dated July 19, 1996 which provides for successive three-year terms from each successive day thereafter until July 19, 2003. The agreement provides for a base salary of $450,000 for the first year, with an increase to $500,000 in the second year, subject to further increases at the discretion of the Corporation's Board of Directors. Mrs. Alewine is eligible for an annual bonus based on performance measures determined by the Board's Compensation Committee with a target bonus equal to 70% of Mrs. Alewine's base salary. Pursuant to the agreement, on October 17, 1996, Mrs. Alewine was granted (i) an option to purchase 150,000 shares of the Corporation's common stock at a price equal to the market value of the stock on the grant date, which vests 25% after one year, another 25% after the second year and the remaining 50% after the third year; and (ii) 5,000 restricted stock units which vest after three years. Mrs. Alewine was also granted 20,000 restricted stock awards on February 20, 1997 pursuant to the agreement which are subject to the same terms as restricted stock awards made to other executives of the Corporation on that date.

     If Mrs. Alewine's employment is terminated without "cause," or if Mrs. Alewine elects to terminate her employment for "good reason" (both as defined in the agreement), Mrs. Alewine will be entitled to receive the following for three years from her termination date or until July 19, 2003, whichever is earlier, but in no case for less than one year following termination: (i) her then current base salary; (ii) an annual bonus equal to 70% of her then current base salary; and (iii) all other benefits provided for pursuant to the agreement, which shall be deemed fully and immediately vested if subject to vesting. The agreement provides that if Mrs. Alewine's employment is not renewed after July 19, 2003 or is terminated before then either by Mrs. Alewine for "good reason" or by the Corporation without "cause," Mrs. Alewine will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction.

     The Corporation and Mr. Flower have entered into a three-year employment agreement dated April 18, 1997. Pursuant to the agreement, Mr. Flower's base salary is $210,000 per year, subject to increases at the discretion of the Corporation's Board of Directors. Mr. Flower is eligible for an annual bonus based on performance measures determined by the Board's Compensation Committee with a target bonus equal to 50% of his base salary. If Mr. Flower's employment is terminated without "cause," or if Mr. Flower elects to terminate his employment for "good reason" (both as defined in the agreement), Mr. Flower will be entitled to receive the following until the later of one year from his termination date or April 17, 2000: (i) his then current base salary; (ii) an annual bonus equal to 50% of his then current base salary; and (iii) all other benefits provided for pursuant to the agreement, which shall be deemed fully and immediately vested if subject to vesting. The agreement provides that if Mr. Flower's employment is not renewed after April 17, 2000, Mr. Flower will be entitled to receive (i) the benefits described in the preceding sentence for one year thereafter and (ii) retirement benefits under the Insurance and Retirement Plan for Executives beginning on May 1, 2000 at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction. If Mr. Flower's employment is terminated by Mr. Flower for "good reason" or by the Corporation without "cause" before he attains age 55, Mr. Flower will be entitled to begin receiving retirement benefits under the plan at age 55 at the actuarially reduced rate for early retirement, again subject to the Board's discretion to waive such reduction. In the event that Mr. Flower dies after his employment terminates but before his retirement benefits begin, his spouse will receive the death benefits provided in the plan for participants who die while employed by the Corporation.

     The Corporation and Mr. Zeger have entered into a five-year employment agreement dated April 18, 1997. Pursuant to the agreement, Mr. Zeger's base salary is $230,000 per year, subject to increases at the discretion of the Corporation's Board of Directors. Mr. Zeger is eligible for an annual bonus based on performance measures determined by the Board's Compensation
Committee with a target bonus equal to 50% of his base salary. If Mr. Zeger's employment is terminated without "cause," or if Mr. Zeger elects to terminate his employment for "good reason" (both as defined in the agreement), Mr. Zeger will be entitled to receive the following until April, 2002: (i) his then current base salary; (ii) an annual bonus equal to 50% of his then current base salary; and (iii) all other benefits provided for pursuant to the agreement, which shall be deemed fully and immediately vested if subject to vesting. The agreement provides that if Mr. Zeger's employment is not renewed after April 17, 2002 or is terminated before then either by Mr. Zeger for "good reason" or by the Corporation without "cause," Mr. Zeger will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction. In the event that Mr. Zeger dies after his employment terminates but before his retirement benefits begin, his spouse will receive the death benefits provided in the plan for participants who die while employed by the Corporation.

     Ascent and Mr. Lyons have entered into a five-year employment agreement that became effective upon completion of Ascent's initial public offering on December 18, 1995. Pursuant to the agreement, Mr. Lyons' base salary is $500,000 per year, subject to increases at the discretion of Ascent's board of directors. Mr. Lyons is also eligible for an annual bonus based on performance measures determined by Ascent's compensation committee with a target bonus equal to 70% of Mr. Lyons' base salary. Pursuant to the agreement, Mr. Lyons was granted an option to purchase 297,500 shares of

Ascent's common stock, which represented 1% of Ascent's outstanding stock upon completion of Ascent's initial public offering, at the offering price of $15 per share. The option vests 10% after one year, an additional 15% after two years and an additional 25% each year thereafter until fully vested. Until the third anniversary of the grant, Mr. Lyons (i) may not exercise the option so long as COMSAT owns at least 80% of Ascent's common stock and (ii) is not eligible for any further option grants. Pursuant to the agreement, Mr. Lyons' participation in COMSAT's executive compensation plans ceased and Mr. Lyons will participate in benefit plans offered to executives of Ascent. However, existing COMSAT stock and option awards granted to Mr. Lyons will continue to vest according to their respective vesting schedules.

     If Mr. Lyons' employment is terminated without "cause" (as defined in the agreement), or if Mr. Lyons elects to terminate his employment as a result of certain events defined in the agreement which have the effect of a constructive termination, Mr. Lyons will be entitled, for the remainder of the term of the agreement as if the agreement had not been terminated, to receive: (i) his then current base salary; (ii) an annual bonus equal to 70% of his then current base salary; and (iii) all other benefits provided for pursuant to the agreement; provided that if Mr. Lyons becomes employed during such period, any compensation from such employment will offset up to 50% of the amounts owed by Ascent pursuant to the agreement. In addition, Mr. Lyons' employment agreement provides that upon a "Change of Control Event" (as defined in the agreement), Mr. Lyons will be entitled to elect to terminate his employment with Ascent and receive the same benefits described in the preceding sentence. A "Change of Control Event" is defined as an affirmative determination, either jointly by Mr. Lyons and the board of directors of Ascent or pursuant to an arbitration which Mr. Lyons has the right to invoke, that any "change of control" of Ascent (defined as an event as a result of which a person or entity other than COMSAT owns 50% or more of the voting stock of Ascent) or prospective change of control would be reasonably likely to have a materially detrimental effect on either the day-to-day circumstances of Mr. Lyons' employment or the compensation payable to Mr. Lyons under such agreement.

     Ascent and Mr. Lyons amended and restated Mr. Lyons' employment agreement on November 18, 1996. The material changes were (i) Mr. Lyons' stock options to purchase 297,500 shares of common stock of Ascent will vest immediately upon a "change of control," as defined above, or if Ascent is no longer publicly traded; (ii) Ascent agreed to use its best efforts to cause 100% of Mr. Lyons' COMSAT stock awards to vest upon a "change of control"; (iii) if Mr. Lyons' employment with Ascent is not renewed at the end of his term of employment, he will be retained as a consultant to Ascent for 18 months with full pay and benefits; and (iv) upon a termination of the agreement upon which Mr. Lyons receives continued benefits, such benefits shall continue for the longer of the remainder of the term or one year after termination.

     In connection with Mr. Crockett's resignation as President and Chief Executive Officer of the Corporation on July 19, 1996, the Corporation and Mr. Crockett entered into an agreement, which provided that he would remain an employee, and would continue to receive salary at the same rate and to participate in the Corporation's executive benefit plans, until January 31, 1998. The agreement provided, however, that Mr. Crockett would not be eligible for any bonuses or stock-based awards during this period. In accordance with their terms, the existing stock options and other stock-based awards granted to Mr. Crockett would have continued to vest during this period but any unvested options or awards would be forfeted after January 31, 1998 and options exercisable as of such date would have terminated if not exercised within three months thereafter, or such later date as provided in the option agreement. As executed, the agreement also provided that when Mr. Crockett reached age 55 in April 1999, he would be entitled to begin receiving retirement benefits under the Insurance and Retirement Plan for Executives at a reduced rate determined in accordance with the Plan's early retirement and termination of employment factors. The agreement also provided that in the event that Mr. Crockett died after his employment terminated but before his retirement benefits began, his spouse would be entitled to receive the death benefits provided in the plan for participants who die while employed by the Corporation.

     Mr. Crockett's salary continuation and benefits under the agreement were specifically conditioned upon his agreement not to disparage, harm, compete with or disclose confidential information about COMSAT (or its directors and officers)during the term of the agreement. On April 23, 1997, COMSAT filed suit against Mr. Crockett alleging, among other things, that he had breached his agreement with COMSAT. COMSAT has terminated the agreement with Mr. Crockett.

     In connection with his resignation as President of COMSAT RSI, Inc. on September 20, 1996, the Corporation and Richard Thomas entered into an agreement which amends and supersedes Mr. Thomas' employment agreement with the Corporation. The agreement provides that Mr. Thomas will remain an employee, and will continue to receive salary and to participate in the Corporation's executive benefit plans, until June 3, 1997, the date on which his employment agreement terminated, at which time he will retire. Pursuant to the agreement, Mr. Thomas received a bonus of $90,000 in February 1997 but is not eligible for any stock-based awards during the term of the agreement. In accordance with their terms, the existing stock options and other stock-based awards granted to Mr. Thomas will continue to vest during this period and will fully vest on his retirement to the extent not previously vested. The agreement also provides for Mr. Thomas to receive the $100,000 retention bonus payable on June 3, 1997 under his prior employment agreement. Upon his retirement, Mr. Thomas will be entitled to begin receiving retirement benefits under the Insurance and Retirement Plan. The agreement provides for the retention bonuses of

$150,000 previously paid to Mr. Thomas under his employment agreement and the $100,000 retention bonus payable upon his retirement to be included in the compensation which is taken into account in calculating his retirement benefits under the Plan.

Change in Control Arrangements

     Certain of the Corporation's benefit and compensation programs have provisions that are intended to assure the continuity and stability of management and the Board of Directors necessary to protect shareholders' interests, and to protect the rights of the participants under those programs, in the event of a "Change of Control" of the Corporation. A "Change of Control" for this purpose is defined in the same manner as described above under the caption "Directors' Compensation." The following actions will take place upon the occurrence of a Change of Control: (1) the vesting of all stock options, RSAs, RSUs and PSUs will be accelerated under the Corporation's 1990 and 1995 Key Employee Stock Plans and Annual Incentive Plan; (2) the deferred compensation accounts under the Corporation's Directors and Executives Deferred Compensation Plan, Annual Incentive Plan and Non-Employee Directors Stock Option Plan will become immediately payable; (3) participants in the Split Dollar Insurance Plan will receive fully-paid individual policies; (4) directors will receive an immediate lump sum payment of their accrued benefits under the Directors Retirement Plan using present value assumptions; and (5) participants in the Corporation's Insurance and Retirement Plan for Executives will become vested in their accrued benefits under the plan and will receive an immediate lump sum payment using present value assumptions.

     The Board of Directors retains the authority under the Change-of-Control provisions to determine that the provisions should not apply to a particular transaction. In the event of such a determination, the vesting of stock awards and the payment of various plan benefits would not be accelerated. This feature is intended to afford the Board of Directors flexibility in structuring transactions and to encourage negotiated transactions.

Compensation Committee Interlocks and Insider Participation

     There   were  no   compensation   committee   interlocks   or  insider
participation in compensation decisions during 1996.


           COMMITTEE ON COMPENSATION AND MANAGEMENT DEVELOPMENT
                     REPORT ON EXECUTIVE COMPENSATION

     The Committee on Compensation and Management Development, which is composed of independent outside directors, is responsible for establishing and administering the Corporation's executive compensation philosophy. Set forth below is the Committee's report on the 1996 compensation of the executive officers of the Corporation, including Mrs. Alewine and Mr. Crockett, each of whom held the position of Chief Executive Officer for a portion of 1996, and the other executive officers named in the Summary Compensation Table above (the Named Executive Officers).

     The Corporation's executive compensation philosophy is designed to attract, motivate and retain talented executives critical to the long-term success of the Corporation. The hallmark of this philosophy is to align executive compensation more closely with the interests of shareholders through performance incentives. The main components of this philosophy are annual compensation, consisting of salary plus bonuses awarded under the Corporation's Annual Incentive Plan, and long-term compensation, consisting of stock-based incentives. The Committee reviews and recommends to the Board the annual compensation of all executive officers, and reviews and approves executive officers' long-term compensation. Mr. Lyons' compensation as Chief Executive Officer of Ascent Entertainment Group, Inc. is determined by the Ascent Board of Directors and its Compensation Committee.

     There are two groups of competitive companies that are used in the executive compensation analysis. The first group, consisting of the larger companies that make up the Peer Group Index discussed under the caption "Performance Graph," is used to compare executive compensation strategy and practices. The second group, consisting of companies in the telecommunications and entertainment industries with revenues more comparable to the Corporation's, is used to benchmark competitive compensation levels.

     During 1995, the Committee engaged an independent consultant to evaluate the effectiveness of the executive compensation philosophy that had been in place since 1993. Based on the consultant's report, the Committee concluded that annual cash compensation levels for the five highest paid executives had fallen significantly behind the market while long-term compensation levels were above the market, with the result that total compensation (annual cash compensation plus long-term compensation) had been achieving desired 75th percentile positioning. However, the combination of low base salaries, aggressive annual bonus targets and above-market long-term compensation was causing salary compression below the executive officer level where annual bonus and long-term compensation comprise a smaller percentage of the total compensation package.

     Beginning  in 1996,  the  Committee  decided to modify  the  executive compensation philosophy to reflect a compensation mix that is more consistent with market practice. This involves setting base salaries at competitive levels and adjusting annual bonus targets, which are set as a percentage of base salary, to achieve competitive cash compensation when business results are attained. The Corporation will continue to use a mix of long-term compensation, awarding stock options at levels consistent with the median for the revenue group of competitive companies and performance-based restricted stock at levels consistent with the 75th percentile for these companies if the business achieves prescribed performance standards over the long term.

Annual Compensation

     The independent consultant engaged in 1995 conducted an analysis of competitive cash compensation for the Corporation's Chief Executive Officer position at the median of the market based on comparably sized telecommunications and entertainment companies. Based on this analysis, the consultant recommended a base salary of $500,000 with an annual bonus target of 70% of base salary. The Committee used this data in determining Mr. Crockett's base salary and bonus target for 1996. Mr. Crockett's salary remained frozen at $350,000 since January 1993. The Committee recommended that Mr. Crockett's base salary be increased to the median of the market in two steps, with a base salary increase to $425,000 for 1996 coupled with a bonus target of 100% of base salary. This would produce the same level of total cash compensation, provided the Corporation achieved targeted financial results in 1996. The Board approved the Committee's recommendation. Mr. Crockett resigned as Chief Executive Officer effective July 19, 1996, and did not receive a bonus for 1996.

     Mrs. Alewine was elected to succeed Mr. Crockett as Chief Executive Officer of the Corporation. Upon recommendation of the Committee, the Board approved an employment agreement for Mrs. Alewine which is summarized above under the caption "Agreements with Executive Officers." Mrs. Alewine's annual compensation under the employment agreement is based on the independent consultant's recommendations for the Chief Executive Officer position. The agreement provides for a base salary of $450,000 for the first year, with an increase to $500,000 beginning in the second year, and for an annual bonus target of 70% of base salary. Mrs. Alewine's 1996 bonus was prorated based on her base salary and bonus target for the first and second halves of the year, when she held the positions of President of COMSAT International Communications and Chief Executive Officer, respectively. The bonus formula for each position measures profit before tax compared to planned achievement at the corporate and business unit level, as well as individual performance based on the achievement of established performance goals for the year. Taking these factors into account, the Committee recommended to the Board a 1996 cash bonus award of $180,000 for Mrs. Alewine. The Board approved the Committee's recommendation.

     In accordance with the modifications to the Corporation's executive compensation philosophy beginning in 1996, base salary ranges have been established for the other executive officers based on the average of the market for comparable positions in the revenue group of competitive companies. Individual salaries within each range will be based on recommendations to the Committee by the Chief Executive Officer taking into account such factors as experience, performance and time in the position. The bonus opportunities for other executive officers for 1996 were based on target award percentages of base salary for each position determined by the Committee, as adjusted to reflect the adjustment of annual bonus targets pursuant to the compensation philosophy modification. A portion of each target award was tied to corporate and business unit performance criteria based on the achievement of one or more financial measures as compared to planned performance, and individual performance criteria based on the Committee's evaluation of each individual executive officer's achievement of established performance goals for the year. The actual award increased or decreased in relation to the target award, depending on the actual results. The Committee recommended a bonus award for each executive officer based on the targets and the performance measures noted above. The Board had final approval authority for these awards. Mr. Richard Thomas was awarded the same bonus as he received the prior year pursuant to the agreement entered into in connection with his resignation as an executive officer.

Long-Term Compensation

     Long-term compensation is an integral element of the Corporation's executive compensation philosophy because the Committee believes that stock ownership by senior management and stock-based performance-compensation arrangements enhance shareholder value. The Corporation's long-term compensation strategy includes a blend of stock compensation. For 1996, awards by the Committee consisted of non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and phantom stock units (PSUs). These awards were consistent with ranges in the revenue group of competitive companies which were approved by the Committee. In accordance with the 1996 modifications to the executive compensation philosophy, the stock option ranges position the Corporation at the median of the market for these companies while the performance-based restricted stock awards allow for total long-term compensation to reach the 75th percentile for this market if the business achieves prescribed performance standards over the long term.

     A significant portion of executive compensation is represented by stock options granted at fair market value which the Committee believes provide a strong tie to shareholder interests. In January 1996, Mr. Crockett was awarded 120,000 such stock options in his capacity as Chief Executive Officer at the time. This award was within the competitive range approved by the Committee. Pursuant to the terms of her employment agreement, on October 17, 1996, Mrs. Alewine was granted 150,000 stock options at fair market value in recognition of her promotion to Chief Executive Officer. She will not be eligible for another stock option grant until 1998.

     Stock options were also granted to the other Named Executive Officers in January 1996 as reflected in the table above setting forth 1996 option grants. These stock option awards were determined on the basis of two factors. First, the Committee established target award guidelines for each executive officer based on a percentage of that officer's base salary. Second, the Committee approved the actual awards for each executive officer based on these guidelines and performance recommendations made by Mr. Crockett when he was Chief Executive Officer based on his evaluation of each officer's performance for 1995.

     RSAs are restricted shares of COMSAT stock which are granted to executive officers and selected key employees as a retention device based on the vesting schedule established by the Committee for each grant. The vesting of RSAs is subject to both a length of service requirement and the achievement of objective performance-based criteria which have been approved by the Committee. The percent of the award earned is based on the level of achievement of the performance objectives over the performance period established by the Committee. The RSAs earned then become subject to vesting over an additional 1, 2 and 3 years at the rate of 20%, 40% and 40%, respectively. In January 1996, Mr. Crockett received 20,000 RSAs in recognition of his position as CEO at the time and his performance in that position during 1995, which award was designed to put more of his total compensation at risk in the form of long-term compensation. The other Named Executive Officers also received RSAs in January 1996 as shown in the Summary Compensation Table, the number of which in each case was consistent with the guidelines approved by the Committee.

     The performance-based criteria applicable to RSAs are intended to ensure the Federal tax deductibility under Section 162(m) of the Internal Revenue Code of compensation paid to the Corporation's executive officers pursuant to RSAs. The Corporation intends to preserve the tax deductibility under Section 162(m) of all compensation paid to its executive officers.

     RSUs and PSUs are equivalent in value to shares of COMSAT stock and vest after 3 years. In January 1996, the Committee awarded 5,520 PSUs to Mr. Crockett in his position as the Chief Executive Officer in lieu of $80,000 of the cash bonus that otherwise would have been paid to him for 1995 under the Annual Incentive Plan. As part of the modification of the executive compensation philosophy, PSUs have been eliminated and annual bonus awards are being paid solely in cash beginning with the 1996 bonuses reported in this Proxy Statement. Pursuant to the terms of her employment agreement, Mrs. Alewine was granted 5,000 RSUs on October 17, 1996 in recognition of her promotion to Chief Executive Officer.

Committee on Compensation and Management Development

Edwin I. Colodny, Chairman
Neal B. Freeman
Caleb B. Hurtt
Robert G. Schwartz
Dolores D. Wharton


                             PERFORMANCE GRAPH

     The following line graph compares the cumulative total shareholder return for the Corporation's Common Stock with the cumulative total return of the S&P 500 Stock Index and a Peer Group Index constructed by the Corporation for the five fiscal years beginning on January 1, 1992, and ending on December 31, 1996.

           Comparison of Five-Year Cumulative Total Return Among
                  COMSAT, S&P 500 Index & Peer Group Index

     (Assumes $100 Invested on December 31, 1991 & Dividends
     Reinvested)

[The following table is presented in lieu of the performance graph appearing in the printed version of this document in accordance with Rule 304(d) of Regulation S-T:


                    1991    1992    1993    1994    1995    1996
                    ----    ----    ----    ----    ----    ----

COMSAT              $100    $143    $184    $119    $123    $168

S&P 500 Index        100     108     118     120     165     203

Peer Group*          100     118     134     127     180     185

* Peer Group consists of three S&P Industry Groups: Telecommunications (Long-Distance) (AT&T Corporation, MCI Communications, Inc. and Sprint Corporation); Telephone Companies (Ameritech Corp., Bell Atlantic Corp., BellSouth Corp., GTE Corp., NYNEX Corp., Pacific Telesis Group, Inc., SBC Communications Inc., and US West Corp.); and Entertainment (The Walt Disney Company, King World Productions Inc. and Viacom Inc.).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                         OWNERSHIP OF COMMON STOCK

     To the knowledge of the Corporation, based upon Schedules 13G or 13D filed with the Securities and Exchange Commission (the SEC) as of March 1, 1997, the following persons reported beneficial ownership of more than five percent of the Corporation's Common Stock.

  Name and Address of           Amount and Nature of                Percent
   Beneficial Owner               Beneficial Ownership *            of Class
----------------------        ----------------------------          --------

Capital Group
 Companies, Inc. (1)                 2,567,100                       5.3%
  333 South Hope Street
  Los Angeles, CA  90071

Ryback Management
 Corporation (2)                     2,591,400                       5.4%
  7711 Carondelet Avenue
  Box 16900
  St. Louis, MO  63105

Travelers Group, Inc.                 4,100,425                       8.4%
Smith Barney Holdings Inc. (3)
  388 Greenwich Street
  New York, NY  10013

-----------------

     (1) The Capital Group Companies, Inc., a parent holding company of a group of investment management companies, reported indirect sole voting power with respect to 2,282,500 shares and indirect sole dispositive power with respect to 2,567,100 shares. The Capital Group Companies, Inc. disclaims beneficial ownership of all of the shares reported.

     (2) Ryback Management Corporation reported sole voting and dispositive power with respect to 2,591,400 shares held in a fiduciary capacity by Ryback Management Corporation and/or the Lindner Investment Series Trust.

     (3) Travelers Group, Inc. and Smith Barney Holdings Inc. reported shared voting and dispositive power with respect to 4,100,425 and 3,810,425 shares, respectively. The Travelers Group, Inc. and Smith Barney Holding Inc. both disclaim beneficial ownership of the shares reported.

     On April 23, 1997, COMSAT filed suit against Burce Crockett, Herbert Denton, Providence Capital, Inc., Wyser-Pratte, Inc. and others alleging, among other things, that those persons are acting in concert and constitute a "syndicate" or "affiliated group" of shareholders in violation of the Communications Satelliet Act of 1962, pursuant to which COMSAT was created and in regulated.

                    COMMON STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Corporation's Common Stock and the common stock of Ascent Entertainment Group, Inc., a publicly-traded, 80.67%-owned subsidiary of the Corporation, as of March 1, 1997, by all directors and nominees, by each of the executive officers named in the Summary Compensation Table under the caption "Executive Compensation," and by all directors and executive officers as a group. Under the rules of the SEC, beneficial ownership includes any shares which an individual has the right to acquire within 60 days through the exercise of any stock option or other right.



                                    Amount and
                                     Nature of                    Amount and
                                    Beneficial                    Nature of
                                   Ownership of                   Beneficial
                                     COMSAT                      Ownership of
                                     Common                        Ascent
Name (1)                             Stock(2)                    Common Stock
--------                           ------------                  ------------

Betty C. Alewine                   321,301(3)                           -
Lucy Wilson Benson                  24,800                            500
Edwin I. Colodny                    15,000                          1,800
Bruce L. Crockett                  616,564(4)                       1,000
Lawrence S. Eagleburger              2,700                              -
John V. Evans                       95,279(5)                           -
Allen E. Flower                     70,276(6)                           -
Neal B. Freeman                     18,400                              -
Arthur Hauspurg                     18,400                              -
Caleb B. Hurtt                       1,000                              -
Peter S. Knight                      3,000                          1,000
Peter W. Likins                     21,850(7)                           -
Howard M. Love                      22,300(8)                           -
Charles Lyons                      243,663(9)                       2,500
Charles T. Manatt                    3,500                          1,000
Robert G. Schwartz                  26,600                          2,800
C. J. Silas                         11,600                          4,800
Richard E. Thomas                  267,439(10)                        200(11)
Dolores D. Wharton                   7,600                              -
Warren Y. Zeger                    179,979(12)                          -
All directors and executive
    officers as a group (30      2,210,424(13)                    15,950
    persons)

--------------

     (1) Unless otherwise indicated, each person has sole voting and investment powers over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the common stock of the Corporation or Ascent.
     (2) Each number in this column has been rounded to the nearest whole share. Beneficial ownership of COMSAT Common Stock includes shares that may be acquired within 60 days after March 1, 1997 through the exercise of options as follows: Mrs. Alewine, 234,734 shares; Mrs. Benson, 24,000 shares; Mr. Colodny, 14,000 shares; Mr. Crockett, 495,000 shares; Mr. Eagleburger, 2,000 shares; Dr. Evans, 77,438 shares; Mr. Flower, 41,450 shares; Mr. Freeman, 18,000 shares; Mr. Hauspurg, 14,000 shares; Mr. Knight, 2,000 shares; Dr. Likins, 19,000 shares; Mr. Love, 17,000 shares; Mr. Lyons, 191,500 shares; Mr. Manatt, 2,000 shares; Mr. Schwartz, 24,000 shares; Mr. Silas, 10,000 shares; Mr. Thomas, 117,500; Mrs. Wharton, 6,000; Mr. Zeger, 147,644 shares; and all directors and executive officers as a group, 1,607,391 shares.

     (3) Includes 57,900 shares which are restricted against transfer and 865 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996.

     (4) Includes 3,400 shares held by Mrs. Crockett with respect to which Mr. Crockett disclaims beneficial ownership. Also includes 86,800 shares which are restricted against transfer and 81 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996. Mr. Crockett beneficially owned 1% of the Corporation's outstanding Common Stock as of March 1, 1997.
     (5) Includes 15,300 shares which are restricted against transfer and 789 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996.
     (6) Includes 14,200 shares which are restricted against transfer and 664 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996.
     (7) Includes 2,850 shares over which Dr. Likins shares voting power and investment power with Mrs. Likins.
     (8) Includes 2,500 shares held in a trust over which Mr. Love has no voting and shared investment power.
     (9) Includes 30,900 shares which are restricted against transfer and 862 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996.
     (10) Includes 104,371 shares over which Mr. Thomas shares voting power and investment power with Mrs. Thomas. Also includes 21,750 shares which are restricted against transfer and 6,268 shares which are held in the COMSAT RSI, Inc. Employee Stock Ownership Plan as of December 31, 1996.
     (11) Mr. Thomas shares voting and investment power for the shares with Mrs. Thomas.
     (12) Includes 27,300 shares which are restricted against transfer and 792 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996.
     (13) Includes 3,900 shares with respect to which beneficial ownership is disclaimed. Also includes an aggregate of 325,823 shares which are restricted against transfer, which are held in the Corporation's Savings and Profit-Sharing Plan as of December 31, 1996, or which are held in the COMSAT RSI, Inc. Employee Stock Ownership Plan as of December 31, 1996. All directors and executive officers as a group beneficially owned 5% of the Corporation's outstanding Common Stock as of March 1, 1997.

Item 13.  Certain Relationships and Related Transactions

     None.

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

     (c) Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Articles of Incorporation and By-laws

     3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993)

     3.2       By-laws of  Registrant,  as amended  through  April 18, 1997
               (Incorporated   by   reference   from  Exhibit  No.  3.2  to
               Registrant's Report on Form 8-K dated April 21, 1997)

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

     4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the Registrant to The Chase Manhatta n Bank, N.A., as Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992)

     4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached) (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

     4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

Exhibit No. 10 - Material Contracts

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

     10.8 Agreement dated October 6, 1983, between COMSAT General Corporation and National Broadcasting Company for the provision of satellite distribution network programming (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1983)

     10.9 Amendment to Exhibit 10.8 dated September 1, 1992 (Incorporated by reference from Exhibit No. 10(j)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.10* Registrant's Insurance and Retirement Plan for Executives, as amended and restated effective January 1, 1997**

     10.11*    Registrant's Non-Employee Directors Stock Plan**

     10.12 Memorandum of Understanding between Registrant and National Aeronautics and Space Administration (NASA), dated July 21, 1988 and amended through February 22, 1990 (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.13 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.14 Service Agreement, dated September 14, 1989, between Registrant and Aeronautical Radio, Inc. relating to satellite-based communications services (Incorporated by reference from Exhibit No. 10(y) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.15 Agreement, dated January 22, 1990, between Registrant and Kokusai Denshin Denwa Co., Ltd. for provision of aeronautical services (Incorporated by reference from Exhibit No. 10(z) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.16 Amendment No. 1 to Exhibit 10.15 dated May 20, 1993 (Incorporated by reference from Exhibit No. 10(q)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.17* Registrant's 1990 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

     10.18* Amendment No. 1 to Exhibit 10.17 dated January 15, 1993 (Incorporated by reference from Exhibit No. 10(r)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.19* Amendment No. 2 to Exhibit 10.17 dated January 16, 1994 (Incorporated by reference from Exhibit No. 10(o)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.20 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.21 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.22 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

     10.23 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

     10.24* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993 (Incorporated by reference from Exhibit No. 10(v) to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.25 Service Agreement, dated September 12, 1990, between Registrant and GTE Airfone, Incorporated, for the provision of aeronautical satellite services (Incorporated by reference from Exhibit No. 10(r) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

     10.26 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.27 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

     10.28 Lease Agreement, dated June 8, 1993, between GTE Airfone, Incorporated, United Airlines, Inc. and Registrant for the provision and financing of aeronautical satellite equipment (Incorporated by reference from Exhibit No. 10(aa) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.29 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.30 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.31 Amendment to Exhibit 10.30 dated as of December 1, 1995 (Incorporated by reference from Exhibit No. 10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.32     Amendment to Exhibit 10.30 dated as of January 8, 1997**

     10.33 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.34 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.35 Amendment to Exhibit 10.34 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995)

     10.36 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by refere nce from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.37 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.38 Amendment No. 1 to Exhibit 10.37 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.39 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.40     Amendment  to  Exhibit  10.39  dated  as  of  July  1,  1995
               (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.41     Amendment to Exhibit 10.39 dated as of September 17, 1996**

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

     10.47 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of February 28, 1995 (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

     10.48 Consent Agreement, dated as of July 1, 1995, by and among the National Hockey League, Le Club de Hockey Les Nordiques, Les Nordiques de Quebec 1988, Marcel Aubut, COMSAT Hockey Enterprises, LLC, COMSAT Video Enterprises, Inc., Ascent Entertainment Group, Inc., and the Registrant (Incorporated by reference from Exhibit No. 10.7 to Ascent Entertainment Group, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1996)

     10.49* Amended and Restated Employment Agreement, dated as of December 18, 1995, between Ascent and Charles Lyons**

     10.50* Agreement, dated as of November 4, 1996, between the Registrant and Richard E. Thomas**

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

     10.54 Tax Sharing Agreement, dated as of December 18, 1995, between the Registrant and Ascent relating to certain tax matters arising subsequent to Ascent's initial public offering (Incorporated by reference from Exhibit No. 10.56 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

     10.55 $200,000,000 Credit Agreement dated as of October 8, 1996 among Ascent Entertainment Group, Inc., the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.56 $125,000,000 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A. (Incorporated by reference from the Current Report on Form 8-K filed by Ascent Entertainment Group, Inc. on October 17, 1996)

     10.57 Agreement between Beacon Communications Corp. and Universal Pictures, a division of Universal City Studios, Inc., dated as of July 10, 1996 (Incorporated by reference from Exhibit No. 10.5 to the Quarterly Report on Form 10-Q filed by Ascent Entertainment Group, Inc. on November 13, 1996 as amended on January 6, 1997)

     10.58 Employment Agreement, dated as of July 19, 1996, between the Registrant and Betty C. Alewine**

     10.59 Agreement, dated as of July 19, 1996, between the Registrant and Bruce L. Crockett (Incorporated by reference from Exhibit No. 10 to the Registrant's Report on Form 10-Q filed on November 14, 1996)

     10.60 Employment Agreement, dated as of April 18, 1997, between the Registrant and Allen E. Flower.

     10.61 Employment Agreement, dated as of April 18, 1997, between the Registrant and Warren Y. Zeger.

Exhibit No. 11     -    Statement re computation of per share earnings**

Exhibit No. 21     -    Subsidiaries of the Registrant as of March 1, 1997

Exhibit No. 23     -    Consents of experts and counsel

                        Consent of Independent Auditors dated March 21, 1997.**

Exhibit No. 27     -    Financial Data Schedule

*Compensatory plan or arrangement.
**Previously filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMSAT CORPORATION
                                (Registrant)

Date: April 30, 1997          By  /s/ Alan G. Korobov
                                  ---------------------------------
                                  (Alan G. Korobov, Controller)

                               EXHIBIT INDEX
                               -------------

     Exhibit
       No.                      Description
     -------                    -----------

     10.60 Employment Agreement, dated as of April 18, 1997, between the Registrant and Allen E. Flower

     10.61 Employment Agreement, dated as of April 18, 1997, between the Registrant and Warren Y. Zeger

     21        Subsidiaries of the Registrant as of March 1, 1997