Form 10-Q
period 1997-03-31
COMSAT CORP
filed 1997-05-15
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 1997
                       Commission File Number 1-4929




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

49,074,000 shares of the Registrant's common stock were outstanding as of March 31, 1997.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements



                                                                                         Quarter Ended March 31,
                                                                                       ----------------------------
In thousands, except per share amounts                                                    1997             1996
-------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                $  281,680      $   248,555
                                                                                        -----------     ------------

Operating expenses:
      Cost of services                                                                     199,290          157,856
      Depreciation and amortization                                                         70,504           52,704
      Research and development                                                               3,697            5,142
      General and administrative                                                             5,849            7,089
                                                                                        -----------     ------------
      Total operating expenses                                                             279,340          222,791
                                                                                        -----------     ------------

OPERATING INCOME                                                                             2,340           25,764

Interest and other income (expense), net                                                    (1,005)          (3,181)
Interest expense, net of amounts capitalized                                               (14,474)          (9,101)
                                                                                        -----------     ------------

Income (loss) before taxes, minority interest,
      and extraordinary item                                                               (13,139)          13,482

Income tax expense                                                                            (109)          (5,710)

Minority interest in net losses of consolidated
      subsidiaries                                                                           8,967            1,555
                                                                                        -----------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                     (4,281)           9,327

Extraordinary loss from early extinguishment
      of debt (net of $585 tax)                                                             (1,010)               -
                                                                                        -----------     ------------

NET INCOME (LOSS)                                                                       $   (5,291)     $     9,327
                                                                                        ===========     ============

EARNINGS (LOSS) PER SHARE:
      Before extraordinary item                                                         $    (0.09)     $      0.19
      Extraordinary loss                                                                     (0.02)               -
                                                                                        -----------     ------------
      Net income (loss)                                                                 $    (0.11)     $      0.19
                                                                                        ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                     March 31,     December 31,
In thousands                                                                              1997             1996
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                  $      22,359     $     12,721
      Receivables                                                                      329,563          314,766
      Inventories                                                                       39,308           39,635
      Other                                                                             38,922           42,717
                                                                                 -------------     ------------
         Total current assets                                                         430,152          409,839
                                                                                 -------------     ------------

Property and equipment (net of accumulated depreciation
      of $1,306,257 in 1997 and $1,266,560 in 1996)                                  1,643,904        1,656,763
Investments                                                                             93,038          133,592
Goodwill                                                                               151,979          155,250
Franchise rights                                                                       100,984          102,189
Other assets                                                                           221,100          208,170
                                                                                 -------------     ------------
      TOTAL ASSETS                                                               $   2,641,157     $  2,665,803
                                                                                 =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current notes payable                                                      $     170,755     $    159,719
      Commercial paper                                                                  63,487           17,993
      Accounts payable and accrued liabilities                                         163,602          168,039
      Deferred income                                                                   75,493           81,942
      Due to related parties                                                            13,770           34,602
      Other                                                                             26,971           22,788
                                                                                 -------------     ------------
         Total current liabilities                                                     514,078          485,083
                                                                                 -------------     ------------

Long-term debt                                                                         603,745          635,474
Deferred income taxes and investment tax credits                                       133,665          136,322
Accrued postretirement benefit costs                                                    50,979           50,423
Other long-term liabilities                                                            153,058          147,818
Minority interest                                                                      158,717          167,472
Preferred securities issued by subsidiary                                              200,000          200,000

STOCKHOLDERS' EQUITY:
      Common stock                                                                     344,442          340,691
      Retained earnings                                                                488,006          502,839
      Treasury stock                                                                   (2,228)          (3,006)
      Other                                                                            (3,305)            2,687
         Total stockholders' equity                                                    826,915          843,211
                                                                                 -------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   2,641,157     $  2,665,803
                                                                                 =============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                         Quarter Ended March 31,
                                                                                       ----------------------------
In thousands                                                                              1997             1996
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                 $   (5,291)     $     9,327
      Adjustments for noncash depreciation and amortization                                 70,504           52,704
      Changes in operating assets and liabilities                                           (4,890)         (42,866)
      Other                                                                                    707            8,784
                                                                                        -----------     ------------
      Net cash provided by operating activities                                             61,030           27,949
                                                                                        -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                   (85,571)         (91,713)
      Expenditures for film production cost                                                 (2,297)            (687)
      Investments in unconsolidated businesses                                              (9,395)         (34,783)
      Proceeds from sale of investments                                                      9,060                -
      Proceeds from note on sale of investment                                               6,809                -
      Decrease in INTELSAT ownership                                                           191                -
      Decrease in Inmarsat ownership                                                             -            5,739
      Other                                                                                  2,282           (4,198)
                                                                                        -----------     ------------
      Net cash used in investing activities                                                (78,921)        (125,642)
                                                                                        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued                                                                    3,314            2,234
      Cash dividends paid                                                                   (9,542)          (9,328)
      Proceeds from issuance of long-term debt                                                 912                -
      Repayment/extinguishment of long-term debt                                           (29,649)          (5,830)
      Net short-term borrowings                                                             62,494           47,998
      Repayment against company-owned life insurance policies                                    -          (51,175)
      Other                                                                                      -               (6)
                                                                                        -----------     ------------
      Net cash provided by (used for) financing activities                                  27,529          (16,107)
                                                                                        -----------     ------------

Net increase (decrease) in cash and cash equivalents                                         9,638         (113,800)
Cash and cash equivalents, beginning of period                                              12,721          124,156
                                                                                        -----------     ------------
Cash and cash equivalents, end of period                                                $   22,359      $    10,356
                                                                                        ===========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    COMSAT CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation (COMSAT or the corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements should be read in the context of the financial statements and notes thereto filed with the SEC in the corporation's 1996 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   INTELSAT AND INMARSAT SHARE CHANGES


     The corporation's ownership share of INTELSAT decreased from 19.1% at December 31, 1996 to 18.0% as of March 31, 1997. As a result of the change in ownership, the corporation will receive $22.5 million, the majority of which is expected to be received during the second quarter of 1997.

     The corporation's 23% ownership share of Inmarsat as of March 31, 1997 is unchanged from December 31, 1996.

3.   INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out) or market, consist of the following:


                                                                                March 31,     December 31,
In thousands                                                                         1997             1996
----------------------------------------------------------------------------------------------------------
Finished goods                                                                $    18,484     $     18,015
Work in progress                                                                   10,809           11,811
Raw materials                                                                      10,015            9,809
                                                                              -----------     ------------
Total                                                                         $    39,308     $     39,635
                                                                              ===========     ============

4.   INVESTMENTS

     In January 1997, the corporation sold its remaining interest in Philippine Global Communications, Inc. (PhilCom) at book value in exchange for cash and a collateralized note receivable totaling $34.3 million. The corporation received cash proceeds of $8.5 million in the first quarter with the balance to be paid in installments with interest through December 31, 1998.

5.   ASCENT ENTERTAINMENT GROUP, INC.

     ASCENT CREDIT FACILITIES. In March 1997, On Command Corporation (OCC) amended its credit facility to increase the amount that OCC may borrow to $150.0 million from $125.0 million. Concurrently, Ascent Entertainment Group, Inc. (Ascent) amended its credit facility to reduce the amount that Ascent can borrow to $140.0 million from $200.0 million and committed to raise not less than $50.0 million in subordinated debt before October 1997 as a condition to further renewal of its credit facility. Additionally, the amendment (i) eliminated the $125.0 million limit on the available borrowings  under the  facility  prior to receipt of NBA and NHL  consents;
(ii) provided that those financial covenants in the Ascent Credit Facility related to the financial results of OCC will not be measured until year-end 1997; (iii) provided for the $140.0 million of availability to be divided into a term loan of $50.0 million and a revolving facility of $90.0 million; and (iv) modified certain other financial covenants. Ascent's management believes it will successfully raise the subordinated debt.

     DENVER ARENA PROJECT. On May 7, 1997, Ascent entered into a Land Purchase Agreement (the "Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which Ascent would purchase approximately 49 acres in Denver as the site for the proposed arena for $20.0 million. The Agreement is similar to the previously expired agreement between SPT and Ascent. Pursuant to the Agreement, the closing of the land purchase needs to occur on or before August 31, 1997. Consummation of the transaction is subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at McNichols Arena. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and to provide continuing partial indemnification with regard to certain environmental liabilities. Management believes that these negotiations will be successfully concluded, but there can be no assurance that Ascent will be able to reach acceptable terms for the construction of the new arena.

6.   REGULATORY MATTERS AND CONTINGENCIES

     GOVERNMENT REGULATION. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, as well as CWS and CMC's plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation. For a discussion of these matters refer to Management's Discussion and Analysis of Operations of Financial Condition - Outlook, and Notes 10 and 11 to the corporation's 1996 financial statements (Form 10-K).

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 10 and 11 to the corporation's 1996 financial statements (Form 10-K).

     As discussed in Note 11 to the 1996 financial statements, in September 1996, the U.S. District Court for the Southern District of New York granted the corporation's motion for summary judgment against an anti-trust suit brought by PanAmSat Corporation and dismissed the complaint in its entirety. PanAmSat filed an appeal, which was argued before the U.S. Court of Appeals for the Second Circuit in April 1997, and a decision is pending before the court.

7.   EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF DEBT

     During the period March 25, 1997 through April 9, 1997, the corporation offered to purchase for cash its 8.125% notes due April 1, 2004 in a fixed-spread offering. As of March 31, 1997, $23.0 million of the notes had been repurchased, and the corporation incurred a loss on debt extinguishment of $1.6 million ($1.0 million after tax) in the first quarter of 1997. In April 1997, the corporation repurchased an additional $66.5 million of the 8.125% notes and $10.0 million of its 7.7% medium term notes. The debt extinguishment loss related to the April 1997 repurchases was $4.3 million ($2.7 million after tax).

8.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; early application is not permitted. The corporation will adopt this standard in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. Adoption of this statement will not have a material impact on the corporation's reported net income (loss) per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS
-----------------------

     Consolidated revenues for the first quarter of 1997 were $281.7 million, an increase of $33.1 million over the first quarter of 1996. The majority of the increase came from both the Technology Services and Entertainment segments. All business units reported increases in first quarter revenues over the same period of last year, except COMSAT Mobile Communications (CMC). First quarter 1997 revenues in the Entertainment segment include $18.1 million related to SpectraVision, Inc., which was acquired in October 1996 by On Command Corporation (OCC), a 57.2% subsidiary of Ascent Entertainment Group, Inc. (Ascent).

     Operating income in the first quarter was $2.3 million, down $23.4 million from the same quarter last year. The decline resulted primarily from increased operating losses at Ascent associated with OCC's acquisition of SpectraVision and a lower operating income in CMC.

     Interest and other income (expense) for the first quarter was a net expense of $1.0 million, which improved from a net expense of $3.2 million in the same period last year primarily due to interest income and a currency gain on the sale of an equity investment.

     Interest expense, net of amounts capitalized, for the first quarter was $14.5 million as compared to $9.1 million for the first quarter of 1996. The increase stems from increased borrowings at Ascent and the reduction of interest capitalized due to the completion of several satellite projects.

     Income tax expense for the first quarter of 1997 totaled $100,000 due to non-deductible losses incurred at Ascent's OCC subsidiary. Since October 1996, OCC is no longer included in COMSAT's consolidated tax group, and COMSAT is not able to recognize a benefit from OCC's losses in its tax return.

     Minority interest in net losses of consolidated subsidiaries primarily reflects the minority interest in the losses of Ascent, net of taxes, which have increased from the same quarter last year due principally to increased losses at OCC after its SpectraVision acquisition in October 1996.

     Extraordinary loss from early extinguishment of debt ($1.0 million or $0.02 per share), net of tax, represents first quarter costs incurred from the corporation's purchase of its 8.125% notes (see Note 7 to the financial statements). Of the notes purchased through a tender offer, $23.0 million was tendered during the first quarter of 1997.

     The consolidated net loss for the first quarter was $5.3 million, compared with net income of $9.3 million for the first quarter of 1996. The loss per share for the first quarter was $0.11, which was $0.30 per share below the same period last year.

SEGMENT OPERATING RESULTS
-------------------------

     The  corporation   reports   operating   results  in  three  segments:
International Communications, Technology Services and Entertainment. The International Communications segment includes COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC) and COMSAT International (CI). The Technology Services sebment includes COMSAT RSI, Inc. (CRSI) and COMSAT Laboratories. The Entertainment segment represents the corporation's 80.67% ownership interest in Ascent. The method of allocating certain research and development costs was changed in 1997, and 1996's segment operating results have been restated for this change.



RESULTS BY SEGMENT:

                                                                                                  Quarter Ended March 31,
In millions                                                                                       1997               1996
--------------------------------------------------------------------------------------------------------------------------

REVENUES
International Communications:
      World Systems                                                                           $    66.8        $    65.6
      Mobile Communications                                                                        35.2             42.6
      International                                                                                16.4             11.9
                                                                                              ----------       ----------
      Total International Communications                                                          118.4            120.1
Technology Services                                                                                82.9             61.6
Entertainment                                                                                      89.9             72.4
Eliminations and other                                                                             (9.5)            (5.5)
                                                                                              ----------       ----------
      Total revenues                                                                          $   281.7        $   248.6
                                                                                              ==========       ==========

OPERATING INCOME (LOSS)
International Communications:
      World Systems                                                                           $    28.1        $    25.6
      Mobile Communications                                                                         5.5             13.8
      International                                                                                (4.5)            (3.8)
                                                                                              ----------       ----------
      Total International Communications                                                           29.1             35.6
Technology Services                                                                                 2.9              1.6
Entertainment                                                                                     (23.5)            (4.2)
                                                                                              ----------       ----------
      Total segment operating income                                                                8.5             33.0
General and administrative expenses                                                                (5.9)            (7.1)
Other                                                                                              (0.3)            (0.1)
                                                                                              ----------       ----------
      Total operating income                                                                  $     2.3        $    25.8
                                                                                              ==========       ==========

INTERNATIONAL COMMUNICATIONS
----------------------------

     Revenues in the International Communications segment in the first quarter were $118.4 million, which was slightly below the same period last year. Operating income for the first quarter was $29.1 million, a decline of 18% compared to the first quarter of 1996.

     CWS's revenues for the first quarter increased 2% to $66.8 million, primarily due to increased Very Small Aperture Terminal (VSAT) leases and International Business Service (IBS) traffic. Operating income for the first quarter was $28.1 million, up 10% from the comparable period last year. The increase in operating income was a result of improved earnings on carrier-to-carrier contracts, offset in part, by increased depreciation from placing in service two INTELSAT satellites during 1996.

     Revenues in CMC were $35.2 million in the first quarter, a decline of 17% compared to the first quarter of last year. The lower revenues were primarily the result of decreases in analog telephone and telex revenues and lower volume in the bulk service contract with IDB Mobile Communications (IDB). CMC's operating income for the first quarter was $5.5 million, compared with $13.8 million in the same quarter last year. The decrease in operating income is attributable to lower revenues, increased depreciation associated with three Inmarsat-3 satellites placed in service during 1996 and early 1997, and increased costs related to Planet 1SM service, which began commercial operation in January 1997.

     CI's revenues in the first quarter increased 38% to $16.4 million compared to the first quarter of 1996. Revenues increased in nearly all of the international companies of CI, with the largest improvement occurring in Brazil where revenues increased by 132% over the comparable period of 1996. Increased start-up costs at new companies drove CI's operating loss in the first quarter to $4.5 million compared to $3.8 million for the first quarter last year. In January 1997, CI sold its remaining interests in Philippine Global Communications, Inc. (PhilCom) at book value (see Note 4 to the financial statements).

TECHNOLOGY SERVICES
-------------------

     Revenues from the Technology Services segment for the first quarter were $82.9 million, a 35% increase over the first quarter of last year. The improvement was primarily the result of increases in revenues from transponder leases under the Commercial Satellite Communications Initiative
(CSCI) contract, sales of wireless antennas for personal communication systems (PCS), gateway earth stations for the Asia Cellular Satellite system (ACeS) and ORBCOMM Global, L.P. (ORBCOMM) mobile satellite systems, and revenues related to intelligent transportation system projects. In addition, COMSAT Laboratories revenues in the first quarter of 1997 more than doubled compared to the first quarter of 1996 because of increased technical consulting. Operating income in Technology Services for the first quarter of 1997 was $2.9 million, which was 81% higher than the comparable period of 1996, due primarily to the higher revenues at COMSAT Laboratories.

ENTERTAINMENT
-------------

     The Entertainment segment is comprised of COMSAT's 80.67% ownership interest in Ascent. Revenues for the first quarter were $89.9 million, which was 24% higher than the first quarter of 1996. The increase in revenues was due to a larger room installation base at OCC resulting primarily from the acquisition of SpectraVision. The operating loss in the Entertainment segment during the first quarter was $23.5 million compared to a loss of $4.2 million for the first quarter of last year. The increased operating loss was primarily attributable to increased depreciation expense and other costs at OCC, a satellite failure in January 1997 affecting certain SpectraVision rooms, lower revenues at the Denver Nuggets and higher costs at the Colorado Avalanche and the Denver Nuggets.

OUTLOOK
-------

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

     As discussed in the corporation's 1996 Annual Report on Form 10-K, COMSAT's Board of Directors approved, in March 1997, a strategic plan to refocus the corporation on international satellite services and digital networking services and technology. As a part of the strategic plan, the corporation reaffirmed its commitment to divest its 80.67% interest in Ascent through a spin-off or sale. In response to the corporation's January 1997 request the Internal Revenue Service issued a ruling letter dated May 12, 1997. The ruling confirms that, if the corporation were to spin-off its ownership interest in Ascent to its shareholders, the spin-off would not be taxable to the corporation and its shareholders. The corporation also announced that it intends to sell substantially all of the assets and operations of CRSI, as well as other non-core assets.

     At its April 1997 meeting, the Board of Directors authorized the corporation's quarterly dividend at $0.05 per share. This is a reduction from the $0.195 per share paid for the previous eleven quarters.

     In April 1997, the corporation petitioned the Federal Communications Commission (FCC) for classification as a non-dominant carrier and for forbearance from certain regulation. The petition requests that CWS be allowed to change its tariff rates and introduce new services over the INTELSAT satellite system on one-day notice. It also requests that limits on the company's rate-of-return and structural separation requirements be removed.

     CWS operating results in 1997 are expected to be at approximately the same level as last year as a result of increased earnings from carrier-to-carrier contracts, offset by higher depreciation from INTELSAT satellites placed in service during 1996 and 1997. The carrier-to-carrier contracts are not subject to tariff requirements or to regulatory requirements associated with tariffs.

     Operating income in CMC is expected to be lower in 1997 as compared to last year, because of continuing competition among existing Inmarsat service providers and increased depreciation associated with the Inmarsat-3 satellites placed in service during 1996 and 1997.

     CI's operating loss in 1997 is expected to be improved over last year. Improvements at CI's more mature companies are expected to be partially offset by start-up costs in CI's newer companies. The corporation has initiated efforts to either seek an operating partner or sell its non-strategic operations in Russia and in the Commonwealth of Independent States before the end of 1997.

     On May 1, 1997, CI acquired full ownership of the Mexican corporation IntelCom Red S.A. de C.V. (IntelCom Mexico), which was previously a wholly owned-subsidiary of ICG Satellite Services, Inc., and named it COMSAT Mexico S.A. de C.V. (COMSAT Mexico). COMSAT Mexico will offer business customers digital, domestic and international private-line services to support voice, data and image applications.

     Technology Services' 1997 revenues and operating income are expected to improve over 1996, exclusive of royalties from the license agreement recognized in the third quarter of 1996 and the reserves taken in the fourth quarter of 1996 on certain long-term, fixed-price contracts. Future earnings growth in Technology Services will continue to depend upon this segment's ability to contain costs and complete projects with favorable margins.

     Backlog in the Technology Services segment at March 31, 1997 was $256 million, compared to $244 million at December 31, 1996. Included in this segment's March 31, 1997 backlog is $145 million of U.S. Government contracts and $29 million of contracts that are unfunded. As is customary, these contracts include provisions for cancellation at the convenience of the U.S. Government or the prime contractor. If such a provision were exercised, the corporation would likely assert a claim for reimbursement of costs and a reasonable allowance for profit thereon.

     Operating losses at Ascent are projected to be higher during 1997 as compared to last year, primarily as a result of the acquisition by OCC of SpectraVision in October 1996, as well as increased costs in the sports franchises. In addition, Ascent's ownership of OCC declined at the time of the acquisition of SpectraVision to less than 80%. As a result, OCC is no longer a part of the COMSAT consolidated tax group, and COMSAT is no longer able to recognize tax benefits on OCC losses in its tax returns.

     As a result of anticipated continued losses at Ascent, COMSAT expects to report net losses in 1997 until Ascent is no longer a part of COMSAT's consolidated results.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first three months of 1997 were operations and short-term borrowings. Cash was used primarily for property, equipment and dividends. The corporation's working capital deficit at March 31, 1997 was $83.9 million, an increase of $8.7 million from December 31, 1996. The increased deficit was primarily the result of purchasing $23.0 million of long-term debt using proceeds from short-term debt.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $63.5 million in borrowings outstanding at March 31, 1997. Ascent had $160.0 million in short-term debt at March 31, 1997. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program.

     In March and April 1997, the corporation purchased a total of $89.5 million of its 8.125% notes due 2004 using proceeds from short-term debt. Of the total, $23.0 million was tendered in March 1997. This reduced the total outstanding of the 8.125% notes from $160.0 million at December 31, 1996 to $70.5 million at April 30, 1997. In addition, the corporation in April 1997 repurchased $10.0 million of its medium-term notes. This reduced the corporation's total outstanding medium-term notes from $74.0 million at December 31, 1996 and March 31, 1997 to $64.0 million at April 30, 1997.

The corporation had $36 million remaining under a $100 million medium-term note program at April 30, 1997. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994. The corporation plans to reduce short-term debt with proceeds from the sale of substantially all of the assets and operations of CRSI and other non-core assets.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on the corporation's 1997 capital plan. The corporation was in compliance with the $325 million short-term debt limit as of March 31, 1997. The corporation submitted its 1997 capitalization plan on April 30, 1997. As a result of restructuring actions being undertaken, the corporation expects to be in compliance with the unmodified guidelines at the applicable measurement dates.

     If the corporation were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, the corporation would be required to seek advance FCC approval of future financing activities on a case-by-case basis. If such approval were not granted, the corporation could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          See Note 6 of this Form 10-Q and Item 3 of the Corporation's 1996 Form 10-K, which are incorporated herein by reference.

ITEM 2.   Change in Securities
          None

ITEM 3.   Defaults Upon Senior Securities
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None

ITEM 5.   Other Information
          None

ITEM 6.   (a)     Exhibits

          No. 11 - Computation of Earnings per Share

          No. 27 - Financial Data Schedule

         (b)      Reports on Form 8-K
                  Report   dated   February   11,   1997,   reporting   the
                  Corporation's   comments  on  the  final  report  of  the
                  INTELSAT 2000 Working Party.

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


Date: May 15, 1997


                                                                                                         Exhibit 11
                    COMSAT CORPORATION AND SUBSIDIARIES
                     Computation of Earnings Per Share



                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
In thousands, except per share amounts                                                    1997             1996
-------------------------------------------------------------------------------------------------------------------

PRIMARY
Earnings (loss):
      Before extraordinary item                                                         $   (4,281)      $     9,327
      Extraordinary loss                                                                    (1,010)                -
                                                                                        -----------      -----------
      Net income (loss)                                                                 $   (5,291)      $     9,327
                                                                                        ===========      ===========

Shares:
      Weighted average number of common
         shares outstanding                                                                 48,948           47,904
      Add shares issuable from assumed
         exercise of options                                                                     -              643
                                                                                        -----------      -----------
      Weighted average shares                                                               48,948           48,547
                                                                                        ===========      ===========

Primary earnings (loss) per share:
      Before extraordinary item                                                         $    (0.09)      $     0.19
      Extraordinary loss                                                                     (0.02)               -
                                                                                        -----------      -----------
      Net income (loss)                                                                 $    (0.11)      $     0.19
                                                                                        ===========      ===========

ASSUMING FULL DILUTION
Earnings (loss):
      Before extraordinary item                                                         $   (4,281)      $    9,327
      Extraordinary loss                                                                    (1,010)               -
                                                                                        -----------      -----------
      Net income (loss)                                                                 $   (5,291)      $    9,327
                                                                                        ===========      ===========

Shares:
      Weighted average number of common
         shares outstanding                                                                 48,948           47,904
      Add shares issuable from assumed
         exercise of options                                                                     -              846
                                                                                        -----------      -----------
      Weighted average shares                                                               48,948           48,750
                                                                                        ===========      ===========

Fully diluted earnings (loss) per share:
      Before extraordinary item                                                         $    (0.09)      $     0.19
      Extraordinary loss                                                                     (0.02)               -
                                                                                        -----------      -----------
      Net income (loss)                                                                 $    (0.11)      $     0.19
                                                                                        ===========      ===========