Form 10-Q
period 1997-07-30
COMSAT CORP
filed 1997-08-15
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


                   For Quarter Ended June 30, 1997
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

49,132,000 shares of the Registrant's common stock were outstanding as of June 30, 1997.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements

                                                            Quarter Ended June 30,   Six Months Ended June 30,
                                                            ----------------------   -------------------------
In thousands, except per share amounts                          1997         1996         1997           1996
--------------------------------------------------------------------------------------------------------------

REVENUES                                                    $141,274     $134,130     $275,100       $264,639
                                                            ---------    ---------    ---------      ---------

Operating expenses:
     Cost of services                                         63,919       61,888      123,837        120,365
     Depreciation and amortization                            44,846       37,863       88,309         73,230
     Research and development                                  2,304        2,633        3,794          4,823
     General and administrative                                6,793        5,529       12,597         12,618
                                                            ---------    ---------    ---------      ---------
     Total operating expenses                                117,862      107,913      228,537        211,036
                                                            ---------    ---------    ---------      ---------

OPERATING INCOME                                              23,412       26,217       46,563         53,603

Interest and other income (expense), net                         798       (4,356)        (210)        (7,320)
Interest expense, net of amounts capitalized                 (10,176)      (8,103)     (19,838)       (15,613)
                                                            ---------    ---------    ---------      ---------
Income from continuing operations before
     taxes, minority interest and extraordinary item          14,034       13,758       26,515         30,670
Income tax expense                                            (5,483)      (6,728)     (10,254)       (13,459)
Minority interest in net losses of consolidated
     subsidiaries                                                547        1,302          936          2,263
                                                            ---------    ---------    ---------      ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY ITEM                                        9,098        8,332       17,197         19,474
                                                            ---------    ---------    ---------      ---------
Discontinued operations, net of income tax:
     Loss from operations                                     (5,192)      (2,550)     (17,572)        (4,365)
     Loss on disposal                                        (11,289)           -      (11,289)             -
                                                            ---------    ---------    ---------      ---------
     Total discontinued operations                           (16,481)      (2,550)     (28,861)        (4,365)
Income (loss) before extraordinary item                       (7,383)       5,782      (11,664)        15,109
Extraordinary loss from early extinguishment
     of debt (net of tax)                                     (2,936)           -       (3,946)             -
                                                            ---------    ---------    ---------      ---------
NET INCOME (LOSS)                                           $(10,319)    $  5,782     $(15,610)      $ 15,109
                                                            =========    =========    =========      =========
EARNINGS (LOSS) PER SHARE:
     Income from continuing operations                      $   0.18     $   0.17     $   0.35       $   0.40
     Loss from discontinued operations                         (0.33)       (0.05)       (0.58)         (0.09)
     Extraordinary loss                                        (0.06)           -        (0.08)             -
                                                            ---------    ---------    ---------      ---------
     Net income (loss)                                      $  (0.21)    $   0.12     $  (0.31)      $   0.31
                                                            =========    =========    =========      =========


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                           June 30,                December 31,
In thousands                                                                   1997                        1996
----------------------------------------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                           $    6,584                  $    7,659
     Receivables                                                            162,266                     132,616
     Other                                                                   18,473                      18,402
     Net assets of discontinued operations                                  176,329                     386,506
                                                                         -----------                 -----------
          Total current assets                                              363,652                     545,183
                                                                         -----------                 -----------

Property and equipment (net of accumulated depreciation
     of $1,067,203 in 1997 and $1,027,437 in 1996)                        1,324,308                   1,322,985
Investments                                                                  87,209                     124,442
Goodwill                                                                     12,801                      13,189
Other assets                                                                112,425                      98,512
                                                                         -----------                 -----------
     Total assets                                                        $1,900,395                  $2,104,311
                                                                         -----------                 -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                                $   10,376                  $   13,802
     Commercial paper                                                       161,014                      17,993
     Accounts payable and accrued liabilities                                69,142                      73,314
     Due to related parties                                                  32,554                      42,562
     Other                                                                   18,810                      15,342
                                                                         -----------                 -----------
          Total current liabilities                                         291,896                     163,013
                                                                         -----------                 -----------

Long-term debt                                                              466,630                     578,379
Deferred income taxes and investment tax credits                            124,977                     131,827
Accrued postretirement benefit costs                                         51,350                      50,423
Other long-term liabilities                                                 137,339                     134,523
Minority interest                                                             5,256                       4,329
Preferred Securities issued by subsidiary                                   200,000                     200,000

STOCKHOLDERS' EQUITY:
     Common stock                                                           346,914                     340,691
     Retained earnings                                                      280,595                     502,839
     Treasury stock                                                          (1,377)                     (3,006)
     Other                                                                   (3,185)                      1,293
                                                                         -----------                 -----------
          Total stockholders' equity                                        622,947                     841,817
                                                                         -----------                 -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,900,395                  $2,104,311
                                                                         ===========                 ===========


The accompanying notes are an integral part of these financial statements.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements

                                                                                     Six Months Ended June 30,
                                                                                  -----------------------------
In thousands                                                                    1997                       1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $  (15,610)    $   15,109
     Adjustments  to  reconcile  net  income  (loss) to cash flow of continuing operations:
          Depreciation and amortization                                                   88,309         73,230
          Extraordinary loss on extinguishment of debt                                     3,946              -
          Loss from discontinued operations                                               28,861          4,365
     Changes in operating assets and liabilities                                         (19,346)        (1,622)
     Other                                                                                (3,741)         4,023
                                                                                      -----------    -----------
     Net cash provided by continuing operations                                           82,419         95,105
     Net cash used by discontinued operations                                             (5,442)       (22,802)
                                                                                      -----------    -----------
     Net cash provided by operating activities                                            76,977         72,303
                                                                                      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (120,757)      (120,241)
     Investments in unconsolidated businesses                                            (10,092)       (34,170)
     Proceeds from sale of investments                                                     9,060              -
     Proceeds from note on sale of investment                                              6,809              -
     Insurance proceeds from satellite launch failure                                          -         54,443
     Decrease (increase) in INTELSAT ownership                                            20,986         (1,054)
     Decrease in Inmarsat ownership                                                            -          5,746
     Other                                                                                (4,425)         7,072
                                                                                      -----------    -----------
     Net cash used in investing activities                                               (98,419)       (88,204)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                                                                   5,792          8,066
     Cash dividends paid                                                                 (12,000)       (18,753)
     Repayment/extinguishment of long-term debt                                         (112,710)        (8,460)
     Net short-term borrowings                                                           143,021              -
     Repayment against company-owned life insurance policies                              (3,736)       (51,443)
     Other                                                                                     -            (16)
                                                                                      -----------    -----------
     Net cash provided by (used for) financing activities                                 20,367        (70,606)
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                                 (1,075)       (86,507)
Cash and cash equivalents, beginning of period                                             7,659        109,512
                                                                                      -----------    -----------

Cash and cash equivalents, end of period                                              $    6,584     $   23,005
                                                                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.

See non-cash dividend discussed in Note 2 to the financial statements.

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

2.   DISCONTINUED OPERATIONS

     The corporation placed Ascent Entertainment Group, Inc. (Ascent), its entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its manufacturing subsidiary, into discontinued operations during the second quarter of 1997. The condensed consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Ascent and CRSI as discontinued operations.

Ascent Entertainment Group
--------------------------

     The corporation distributed its 80.67% ownership interest in Ascent through a tax-free dividend to shareholders on June 27, 1997 (the "Distribution"). COMSAT shareholders of record on June 19, 1997 received
0.4888 of a share of Ascent common stock for each share of COMSAT common stock owned. Ascent was placed in discontinued operations on May 16, 1997, the date on which the corporation's Board of Directors adopted a formal plan to effect the Distribution. The book value of the net assets of Ascent totaled approximately $195 million at June 27, 1997 and consisted of the following:

In millions
--------------------------------------------------------------------
Current assets                                              $  89.2
Property and equipment, net                                   308.2
Intangible and other assets                                   343.3
Short-term debt                                               176.0
Other current liabilities                                     151.3
Long-term debt                                                 50.0
Other non-current liabilities                                 168.8
                                                            --------
Net assets                                                  $ 194.6
                                                            ========


     The non-cash dividend was recorded as an adjustment to retained earnings.

     The operating results of the discontinued entertainment operations, net of minority interests, are summarized below. The loss on disposal includes Ascent's operating loss subsequent to May 16, 1997 through June 27, 1997 of $7.4 million, and costs of $4.1 million incurred by COMSAT to facilitate the distribution. The tax expense associated with the loss on disposal also includes a charge of $4.4 million to recognize an additional tax provision on deferred inter-company gains while Ascent was included in COMSAT's consolidated tax return.

COMSAT RSI, Inc.
----------------

     CRSI was placed in discontinued operations as of June 30, 1997. As part of its strategic plan, the corporation has announced that it intends to sell substantially all of the assets and operations of CRSI. See "Management's Discussion and Analysis --Outlook." CRSI designs, manufacturers and integrates earth stations as well as wireless and advanced antenna systems.

     The operating results of the discontinued operations for the three and six months ended June 30, 1997 and June 30, 1996 are summarized below.

                                                                             Three Months Ended June 30,
                                                            ------------------------------------------------------
In millions                                                            1997                      1996
------------------------------------------------------------------------------------------------------------------
                                                             Ascent    CRSI    Total      Ascent    CRSI    Total
                                                            -------  -------  -------    -------  -------  -------

Revenues                                                    $ 87.7   $ 61.1   $148.8     $ 56.0   $ 49.0   $105.0
                                                            =======  =======  =======    =======  =======  =======

Income (loss) from operations before
     taxes and minority interest                            $ (6.7)  $ (2.7)  $ (9.4)    $ (8.4)  $  2.9   $ (5.5)
Income tax benefit (expense)                                   0.6      1.1      1.7        2.6     (0.9)     1.7
Minority interest                                              2.2      0.3      2.5        1.1      0.1      1.2
                                                            -------  -------  -------    -------  -------  -------
Income (loss) from operations                                 (3.9)    (1.3)    (5.2)      (4.7)     2.1     (2.6)
                                                            -------  -------  -------    -------  -------  -------

Loss on disposal before taxes                                (11.5)            (11.5)
Income tax benefit (expense)                                  (2.0)             (2.0)
Minority interest                                              2.2               2.2
                                                            -------  -------  -------
Loss on disposal                                             (11.3)       -    (11.3)
                                                            -------  -------  -------

Income (loss) on discontinued
     operations                                             $(15.2)  $ (1.3)  $(16.5)    $ (4.7)  $  2.1   $ (2.6)
                                                            =======  =======  =======    =======  =======  =======


                                                                             Six Months Ended June 30,
                                                            -------------------------------------------------------
In millions                                                            1997                      1996
-------------------------------------------------------------------------------------------------------------------
                                                             Ascent    CRSI    Total      Ascent    CRSI    Total
                                                            -------  -------  -------    -------  -------  --------

Revenues                                                    $177.5   $121.3   $298.8     $128.4   $ 94.7    $223.1
                                                            =======  =======  =======    =======  =======   =======

Income (loss) from operations before
     taxes and minority interest                            $(34.7)  $(0.4)   $(35.1)    $(13.8)  $  4.9    $ (8.9)
Income tax benefit (expense)                                   6.2     0.2       6.4        4.2     (1.5)      2.7
Minority interest                                             10.7     0.4      11.1        1.7      0.1       1.8
                                                            -------  ------   -------    -------  -------   -------
Income (loss) from operations                                (17.8)    0.2     (17.6)      (7.9)     3.5      (4.4)
                                                            -------  ------   -------    -------  -------   -------


Loss on disposal before taxes                                (11.5)            (11.5)
Income tax benefit (expense)                                  (2.0)             (2.0)
Minority interest                                              2.2               2.2
                                                            -------  ------   -------
Loss on disposal                                             (11.3)     -      (11.3)
                                                            -------  ------   -------


Income (loss) on discontinued
     operations                                             $(29.1)  $ 0.2    $(28.9)    $(7.9)   $  3.5   $ (4.4)
                                                            =======  ======   =======    ======   =======  =======


     The net assets of the discontinued operations are summarized below:

                                                            June 30, 1997                December 31, 1996
                                                            -------------       ----------------------------------
In millions                                                     CRSI               Ascent      CRSI      Total
------------------------------------------------------------------------------------------------------------------

Current assets                                                $184.5               $ 83.4      $174.4    $257.8
Fixed assets, net                                               32.0                301.5        32.3     333.8
Intangible and other assets                                     14.4                 12.9       351.4     364.3
Short-term debt                                                  0.3                  0.4       145.5     145.9
Other current liabilities                                       44.4                 39.3       143.6     182.9
Long-term debt                                                   6.6                 52.0         5.1      57.1
Other non-current liabilities                                    3.3                  4.6       178.9     183.5
                                                              -------              -------     -------   -------
Net assets discontinued operations                            $176.3               $216.3      $170.2    $386.5
                                                              =======              =======     =======   =======


3.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's ownership share of INTELSAT decreased from 19.1% at December 31, 1996 to 18.0% as of June 30, 1997. As a result of the change in ownership, the corporation is expected to receive a total of $23.0 million, of which $21.0 million was received during the first six months of 1997.

     The corporation's 23% ownership share of Inmarsat as of June 30, 1997 is unchanged from December 31, 1996.

4.   INVESTMENTS

     In January 1997, the corporation sold its remaining interest in Philippine Global Communications, Inc. (PhilCom) at book value in exchange for cash and a collateralized note receivable totaling $34.3 million, to be paid in installments with interest through December 31, 1998. The corporation received cash proceeds of $8.5 million in the first quarter of 1997 and $8.8 million in July 1997.

     In the second quarter of 1997, the corporation sold certain marketable equity securities and recognized a $2.0 million pre-tax gain.

5.   REGULATORY MATTERS AND CONTINGENCIES

     GOVERNMENT REGULATION. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, as well as CWS and CMC's plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation. For a discussion of these matters refer to the description of the corporation's "Business" and Notes 10 and 11 to the corporation's 1996 financial statements included as part of the corporation's 1996 Form 10-K and the "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q.

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 10 and 11 to the corporation's 1996 financial statements and "Item 3 - Legal Proceedings" included as part of the corporation's 1996 Form 10-K

     As discussed in Note 11 to the 1996 financial statements, in September 1996, the U.S. District Court for the Southern District of New York granted the corporation's motion for summary judgment in an anti-trust suit brought by PanAmSat Corporation and dismissed the complaint in its entirety.
PanAmSat subsequently filed an appeal. In April 1997, the U.S. Court of Appeals for the Second Circuit denied PanAmSat's appeal.

6.   EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF DEBT

     During the period March 25, 1997 through April 9, 1997, the corporation offered to purchase for cash its 8.125% notes due April 1, 2004 in a fixed-spread offering. The corporation repurchased $89.5 million of the 8.125% notes and $10.0 million of its 7.7% medium term notes using proceeds from short-term debt. The debt extinguishment loss related to the repurchases was $4.6 million ($2.9 million after tax) and $6.2 million ($3.9 million after tax) for the three and six months ended June 30, 1997, respectively.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early application is not permitted. The corporation will adopt this standard in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. Adoption of this statement is not expected to have a material effect on the corporation's reported net income
(loss) per common share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No.130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas, and major customers. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The corporation is reviewing what effect the new standards will have on future reporting; however, the new standards will not have any material effect on the corporation's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

                           ANALYSIS OF OPERATIONS

Consolidated Operations
-----------------------

     During the second quarter of 1997, the corporation placed both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) in discontinued operations. The condensed consolidated financial statements (unaudited) have been restated for all periods presented to reflect them as discontinued operations.

Continuing Operations
---------------------

     In the second quarter of 1997, the corporation realigned its business segments and for that and subsequent periods will report operating results from its continuing operations in two segments -- Satellite Services and Network Services. The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs. COMSAT Laboratories and Government Programs results now include certain non-manufacturing business that was previously reported as part of CRSI.

     Consolidated revenues from continuing operations in the second quarter were $141.3 million, an increase of $7.2 million over the second quarter of 1996. The increase came predominantly in the Network Services segment. Revenues from continuing operations in the six months ended June 30, 1997 were $275.1 million, $10.5 million higher than the same period last year. This improvement was the result of a 50% increase in Network Services revenues, which was partially offset by a decrease in Satellite Services due to lower revenues in CMC.

     Operating income from continuing operations for the second quarter and year-to-date were $23.4 million and $46.6 million, respectively, which was below the comparable periods of last year by $2.8 million and $7.0 million. The declines in both periods resulted from lower operating income in CMC offset, in part, by improvements in the Network Services segment and CWS. Also affecting operating income in the second quarter were expenses of $1.8 million related to a potential proxy contest which was settled in the second quarter and litigation costs of $1.5 million related to an action brought against certain of the proxy contestants and the corporation's former chief executive officer to enforce certain provisions of the Communications Satellite Act of 1962, which action was dismissed in connection with settlement of the proxy contest. For additional information concerning settlement of the proxy contest and such litigation, see the corporation's Form 8-K dated June 9, 1997.

     Interest and other income (expense) for the second quarter and year-to-date were income of $800,000 and expense of $200,000, respectively, compared to net expense of $4.4 million and $7.3 million for the same periods in 1996. The improvements in both periods stems primarily from the impact of sales of equity investments and increased interest income.

     Interest expense, net of amounts capitalized, for the second quarter and first six months of 1997 was $10.2 million and $19.8 million, respectively, which was $2.1 million and $4.2 million higher than the comparable periods last year. The increases reflect reduced interest capitalized due to the completion of several satellite projects.

     The consolidated tax rate on income from continuing operations before taxes, minority interest and extraordinary item, for both the second quarter and year-to-date, has improved over the comparable periods of last year principally because of a net reduction in non-deductible items.

     The change in minority interest in net losses of consolidated subsidiaries primarily reflects the increased ownership of CI operations in Russia.

     Income from continuing operations before extraordinary item for the second quarter was $9.1 million ($0.18 per share), which was $800,000 ($0.01 per share) better than the second quarter of 1996. Year-to-date income from continuing operations before extraordinary item was $17.2 million ($0.35 per share), $2.3 million ($0.05 per share) below the same period last year.

     Extraordinary loss from early extinguishment of debt, net of tax, for the second quarter and year-to-date was $2.9 million ($0.06 per share) and $3.9 million ($0.08 per share), respectively. This represents the costs incurred from the corporation's repurchase of $89.5 million of its 8.125% notes and $10.0 million of its Medium Term Notes (see Note 6 to the financial statements). Of the 8.125% notes purchased through a fixed-spread tender offer, $66.5 million was tendered during the second quarter of 1997.

Discontinued Operations
-----------------------

     The loss from discontinued operations, net of tax, for the second quarter was $16.5 million ($0.33 per share) compared to a loss of $2.6 million ($0.05 per share) for the same period last year. For the six months ended June 30, 1997, the loss was $28.9 million ($0.58 per share) versus a loss of $4.4 million ($0.09 per share) in the first half of 1996. Discontinued operations include both Ascent and substantially all of CRSI.

     Ascent was placed in discontinued operations on May 16, 1997 when COMSAT's Board of Directors approved a plan to distribute the corporation's 80.67% interest in Ascent to COMSAT's shareholders. On June 27, 1997, COMSAT completed the spin-off of Ascent as a tax-free dividend to COMSAT's shareholders. The loss on disposal of Ascent ($11.3 million) includes COMSAT's share of Ascent's operating losses subsequent to May 16, 1997 through  June  27,  1997,  costs  incurred  by  COMSAT  to  facilitate  the distribution and additional tax provision recognized on deferred inter-company gains when COMSAT divested its ownership in Ascent. See Note 2 to the financial statements.

     COMSAT placed substantially all of CRSI in discontinued operations on June 30, 1997. The results reported for CRSI for the second quarter and first six months of 1997 include the results of their operations. See "Management Discussions and Analysis --Outlook" and Note 2 to the financial statements.

Consolidated Results
--------------------

     On a consolidated basis, including discontinued operations and the extraordinary item, the net loss for the second quarter was $10.3 million, or $0.21 per share, compared with net income of $5.8 million, or $0.12 per share, in the same period last year. Through the first six months of 1997, the consolidated net loss was $15.6 million, or $0.31 per share, versus net income of $15.1 million, or $0.31 per share, in the same period of last year.

Segment Operating Results
-------------------------

     As noted above, effective as of the second quarter of 1997, the corporation is reporting operating results from continuing operations in two segments: Satellite Services and Network Services.

RESULTS BY SEGMENT:

                                             Quarter Ended June 30,        Six Months Ended June 30,
                                             ----------------------        -------------------------
In millions                                     1997      1996                    1997      1996
----------------------------------------------------------------------------------------------------

REVENUES
--------
Satellite Services:
     World Systems                            $ 66.5    $ 67.5                   $133.3   $133.1
     Mobile Communications                      38.5      39.3                     73.7     81.9
                                              -------   -------                  -------  -------
     Total Satellite Services                  105.0     106.8                    207.0    215.0
                                              -------   -------                  -------  -------

Network Services:
     International                              21.0      12.3                     37.4     24.2
     Laboratories                                9.8       5.0                     17.9     10.1
     Government Programs                        14.9      13.2                     29.6     22.1
                                              -------   -------                  -------  -------
     Total Network Services                     45.7      30.5                     84.9     56.4
                                              -------   -------                  -------  -------

Eliminations and other                          (9.4)     (3.2)                   (16.8)    (6.8)
                                              -------   -------                  -------  -------
     Total revenues                           $141.3    $134.1                   $275.1   $264.6
                                              =======   =======                  =======  =======

OPERATING INCOME (LOSS)
-----------------------
Satellite Services:
     World Systems                            $ 27.2    $ 24.1                   $ 55.3   $ 49.7
     Mobile Communications                      5.4       11.4                     10.9     25.3
                                              -------   -------                  -------  -------
     Total Satellite Services                  32.6       35.5                     66.2     75.0
                                              -------   -------                  -------  -------

Network Services:
     International                             (2.1)      (4.6)                    (6.6)    (8.5)
     Laboratories                              (0.2)      (0.9)                    (0.3)    (1.9)
     Government Programs                        0.5        1.5                      0.8      2.1
                                              -------   -------                  -------  -------
     Total Network Services                    (1.8)      (4.0)                    (6.1)    (8.3)
                                              -------   -------                  -------  -------

     Total segment operating income            30.8       31.5                     60.1     66.7
General and administrative expense             (6.8)      (5.5)                   (12.6)   (12.6)
Other                                          (0.6)       0.2                     (0.9)    (0.5)
                                              -------   -------                  -------  -------
     Total operating income                   $ 23.4    $ 26.2                   $ 46.6   $ 53.6
                                              =======   =======                  =======  =======


Satellite Services
------------------

     Revenues in the Satellite Services segment in the second quarter and year-to-date were $105.0 million and $207.0 million, respectively, which was $1.8 million and $8.0 million below the same periods last year. Operating income for the second quarter and first six months of 1997 was $32.6 million and $66.2 million, respectively, a decline of $2.9 million and $8.8 million from the same periods of 1996.

     CWS revenues for the second quarter and first six months of 1997 at $66.5 million and $133.3 million, respectively, which was 1% below the second quarter of 1996 and was essentially unchanged from the first six months of last year. Increased revenues from Very Small Aperture Terminal
(VSAT) leases and International Business Service (IBS) traffic were offset by declines in full-time voice and fiber-optic cable restoration revenues. The lower voice revenues stemmed primarily from rate reductions in long-term carrier contracts. Operating income for the second quarter was $27.2 million and for the year-to-date was $55.3 million, up 13% and 11% from the comparable periods last year. The increase in the second quarter primarily reflects the recovery of litigation costs. In addition, the year-to-date increase reflects improved earnings on carrier-to-carrier contracts, offset in part, by increased depreciation from placing in service two INTELSAT satellites in the second half of 1996 and the first half of 1997.

     Revenues in CMC were $38.5 million in the second quarter, a decline of 2% compared to the second quarter of last year. For the year-to-date CMC revenues were $73.7 million, 10% below the same period of last year. The lower revenues were primarily the result of decreases in analog telephone transmissions and lower volume in the bulk service contract with IDB Mobile Communications (IDB). CMC's operating income for the second quarter was $5.4 million and $10.9 million year-to-date, down $6.0 million and $14.4 million from the respective periods of 1996. The lower operating income is attributable to lower revenues, increased depreciation associated with three Inmarsat-3 satellites placed in service during 1996 and early 1997, and increased costs related to Planet 1SM service, which began commercial operation in January 1997.

Network Services
----------------

     Network Services segment revenues in the second quarter and year-to-date were $45.7 million and $84.9 million, respectively, which was $15.2 million and $28.5 million better than the same periods of 1996. The operating losses in the second quarter and for the first six months of 1997 were $1.8 million and $6.1 million, respectively, an improvement of $2.2 million for both periods over last year.

     CI's revenues in the second quarter and year-to-date were $21.0 million and $37.4 million, respectively, 70% and 54% better than the same periods of last year. Revenue increases were driven primarily by advances in CI operations in Argentina and Brazil. CI's operating loss in the second quarter improved from $4.6 million in the second quarter of 1996 to $2.1 million in the same period this year because of increases in revenues in the Americas region and improved operational performance in the Russian company (BelCom). For the first six months of 1997, the operating loss of $6.6 million, was $1.9 million better than the comparable period of last year. CI's revenue commitments under long-term contracts were $254 million at June 30, 1997, compared to $220 million at December 31, 1996.

     In May 1997, CI acquired full ownership of the Mexican corporation IntelCom Red S.A. de C.V. (IntelCom Mexico), which was previously a wholly owned-subsidiary of ICG Satellite Services, Inc., and named it COMSAT Mexico S.A. de C.V. (COMSAT Mexico). COMSAT Mexico will offer business customers digital, domestic and international private-line services to support voice, data and image applications. In January 1997, CI sold its remaining interests in Philippine Global Communications, Inc. (PhilCom) at book value (see Note 4 to the financial statements).

     COMSAT Laboratories' revenues for the second quarter and year-to-date were $9.8 million and $17.9 million, up 95% and 78% compared with the respective periods of 1996. The increases were primarily driven by improvements in technical consulting revenues. The operating loss for the second quarter and the first six months was $200,000 and $300,000, respectively, which was $700,000 and $1.6 million better than the same periods in 1996. The improved operating performance was as a result of increased revenues and lower R&D expenditures. The Laboratories' backlog at June 30, 1997 was $24 million, which was 65% higher than at the same time last year.

     Government Programs revenues in the second quarter of 1997 were $14.9 million, which was $1.7 million better than the same period of last year. For the year-to-date, revenues were $29.6 million, which was $7.5 million higher than last year. The increased revenues were related to the Commercial Satellite Communications Initiative (CSCI) contract and were offset by lower revenues from two Marisat satellites that ceased operating in the second half of 1996 after 20 years of operations. Operating income for the second quarter and year-to-date was $500,000 and $800,000, respectively, which was $1.0 million and $1.3 million below the comparative periods in 1996. The lower operating income was primarily the result of the impact of lower revenues from the loss of the Marisat satellites and increased costs associated with the CSCI contract.

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

     In March 1997, COMSAT's Board of Directors approved a strategic plan to refocus the corporation on international satellite services and digital networking services and technology as discussed in the corporation's 1996 Annual Report on Form 10-K. As a part of the strategic plan the corporation reaffirmed its decision to divest its ownership interest in Ascent, sell substantially all of the assets and operations of CRSI, and other non-core assets. On June 27, 1997, the corporation distributed its ownership interest in Ascent to its shareholders by means of a spin-off. The company expects to complete the sale of substantially all of CRSI by the end of 1997. It is anticipated that CRSI will be sold in at least two pieces. The timing, estimated sale proceeds and completion of those sales, however, are subject to, and could be affected adversely by, factors which are not wholly within the control of the corporation (e.g., completion of due diligence by the prospective purchasers, negotiation of definitive agreements on mutually acceptable terms, receipt of any necessary third party consents and satisfaction of any conditions which may be agreed to by the parities as part of the definitive terms).

     The Board of Directors declared a quarterly dividend of $0.05 per share on the corporation's common stock in the second quarter, which represents a reduction from the $0.195 per share paid in recent quarters. The Board of Directors determines the dividend on the corporation's common stock quarterly based on the corporation's earnings from continuing operations, capital requirements and other factors.

     In April 1997, the corporation petitioned the Federal Communications Commission (FCC) for classification as a non-dominant carrier and for regulatory forbearance. The petition requests that limits on the company's rate-of-return and structural separation requirements be removed and that CWS be allowed to change its tariff rates and introduce new services over the INTELSAT satellite system on one-day notice.

Satellite Services
------------------

     Satellite Services operating income is expected to continue to be lower in 1997 than in 1996 due to anticipated decreased earnings at CMC.

     CWS's operating results in 1997 are expected to be at approximately the same level as last year as a result of increased earnings from carrier-to-carrier contracts and the recovery in the second quarter of 1997 of certain litigation costs, offset by higher depreciation from INTELSAT satellites placed in service during 1996 and 1997. The carrier-to-carrier contracts are not subject to tariff requirements or to regulatory requirements associated with tariffs.

     Operating income in CMC is expected to be lower in 1997 compared to 1996, because of continuing competition among existing Inmarsat service providers, increased depreciation associated with Inmarsat-3 satellites placed in service during 1996 and 1997 and costs related to Planet 1SM service, which began commercial operations in January 1997.

Network Services
----------------

     Network Services 1997 operating losses are expected to be approximately at the same level as last year, excluding the impact to operating income of $7.8 million in revenues at COMSAT Laboratories associated with the resolution of a patent dispute that was recorded in the third quarter of 1996.

     CI's operating loss in 1997 is expected to improve over 1996. Improvements in CI's more mature companies are expected to be partially offset by start-up costs in CI's newer companies. The corporation is in the process of either seeking a strategic partner or selling the non-strategic portions of BelCom's operations in Russia and in the Commonwealth of Independent States. It is anticipated that this process will be completed before the end of 1997.

     Excluding the impact to operating income from the patent revenues noted above, COMSAT Laboratories operating loss in 1997 is expected to be higher than 1996. COMSAT Laboratories results now include Satellite Construction Monitoring (SCM) which was previously reported as a part of CRSI. SCM's operating income in 1997 is expected to be lower than 1996.

     Government Programs operating income is expected to be lower in 1997 than last year because of the loss of revenues related to two 20-year old Marisat satellites which ceased operation in the second half of 1996, and costs associated with the CSCI contract.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the six months of 1997 were operations and short-term borrowings. Cash was used primarily for the purchase of property and equipment.

     The corporation's working capital at June 30, 1997 was $71.8 million, which was $310.4 million lower than at December 31, 1996. The decrease in working capital during the first six months of 1997 was primarily the result of the reduction in current assets of $216.3 million due to the spin-off of Ascent on June 27, 1997 and the use of commercial paper to repurchase long-term debt (see Note 6 to the financial statements).

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $161.0 million in borrowings outstanding at June 30, 1997. The corporation plans to reduce short-term debt with proceeds from the sale of substantially all of the assets and operations of CRSI and other non-core assets. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program.

     During the first six months of 1997, the corporation repurchased a total of $89.5 million of its 8.125% notes due 2004 using proceeds from short-term debt. This reduced the total outstanding of the 8.125% notes from $160.0 million at December 31, 1996 to $70.5 million June 30, 1997. In addition, the corporation in the second quarter repurchased $10.0 million of its medium-term notes. This reduced the corporation's total outstanding medium-term notes from $74.0 million at December 31, 1996 to $64.0 million at June 30, 1997. The corporation had $36 million remaining under a $100 million medium-term note program at June 30, 1997. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. Under the approved FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. The corporation was in compliance with the $200 million short-term debt limit as of June 30, 1997. The corporation expects to be in compliance with the other guidelines at the year-end 1997 measurement dates.

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

PART II.     OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------
          See Note 5 of this Form 10-Q and Item 3 of the Corporation's 1996 Form 10-K, which are incorporated herein by reference.

ITEM 2.   Change in Securities
          --------------------
          None

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

ITEM 5.   Other Information
          -----------------
          None

ITEM 6.   (a)  Exhibits
               --------

               No. 11 - Computation of Earnings per Share

               No. 27 - Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------
               Report dated April 21, 1997, reporting certain amendments to the Corporation's By-laws and scheduling the Annual Meeting of Shareholders for August 15, 1997.

               Report dated April 30, 1997, reporting the resignation of C.
               J. Silas as chairman and a member of the Board of Directors and the election of Edwin I. Colodny to serve as chairman.

               Report dated May 16, 1997, reporting the Board of Directors approval of a plan to distribute the corporation's 80.67% ownership interest in Ascent Entertainment Group, Inc. to its shareholders through a tax-free dividend.

               Report dated June 9, 1997, reporting a settlement agreement with Herbert A. Denton, Guy P. Wyser-Pratte and certain other persons and entities (collectively, the "Group"), pursuant to which existing disputes between COMSAT and the Group were resolved.

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


                          COMSAT Corporation
                          ------------------


                          By  /s/ Alan G. Korobov
                              -------------------
                                  Alan G. Korobov
                                  Controller


Date:  August 14, 1997

                                                            Exhibit 11
                    COMSAT CORPORATION AND SUBSIDIARIES
                     Computation of Earnings Per Share


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                       ---------------------------          ---------------------------
In thousands, except per share amounts                      1997      1996                          1997     1996
-----------------------------------------------------------------------------------------------------------------------

PRIMARY
-------
Earnings (loss):
     Income from continuing operations                      $  9,098    $  8,332                 $ 17,197    $ 19,474
     Loss from discontinued operations                       (16,481)     (2,550)                 (28,861)     (4,365)
     Extraordinary loss                                       (2,936)          -                   (3,946)          -
                                                            ---------   ---------                ---------   ---------
     Net income (loss)                                      $(10,319)   $  5,782                 $(15,610)   $ 15,109
                                                            =========   =========                =========   =========
Shares:
     Weighted average number of common
          shares outstanding                                  49,152      48,267                  49,050       48,086
     Add shares issuable from assumed
          exercise of options                                    460       1,078                     584          859
                                                            ---------   ---------                ---------   ---------
Weighted average shares                                       49,612      49,345                  49,634       48,945
                                                            =========   =========                =========   =========

Primary earnings (loss) per share:
     Income from continuing operations                     $    0.18    $   0.40                 $  0.17      $  0.35
     Loss from discontinued operations                         (0.33)      (0.05)                  (0.58)       (0.09)
     Extraordinary loss                                        (0.06)          -                   (0.08)           -
                                                            ---------   ---------                ---------   ---------
     Net income (loss)                                     $   (0.21)   $   0.12                 $ (0.31)     $  0.31
                                                            =========   =========                =========   =========

ASSUMING FULL DILUTION
----------------------

Earnings (loss):
     Income from continuing operations                     $  9,098     $  8,332                 $ 17,197     $ 19,474
     Loss from discontinued operations                      (16,481)      (2,550)                 (28,861)      (4,365)
     Extraordinary loss                                      (2,936)           -                   (3,946)           -
                                                           ----------   ---------                ---------   ---------
     Net income (loss)                                     $(10,319)    $  5,782                 $(15,610)    $ 15,109
                                                            =========   =========                =========   =========
Shares:
     Weighted average number of common
          shares outstanding                                 49,152       48,267                   49,050       48,086
Add shares issuable from assumed
     exercise of options                                        529        1,085                      609        1,060
                                                            ---------   ---------                ---------   ---------
Weighted average shares                                      49,681       49,352                   49,659       49,146
                                                            =========   =========                =========   =========

Fully diluted earnings (loss) per share:
     Income from continuing operations                     $   0.18     $   0.17                  $  0.35     $  0.40
     Loss from discontinued operations                        (0.33)       (0.05)                   (0.58)      (0.09)
     Extraordinary loss                                       (0.06)           -                    (0.08)          -
                                                            ---------   ---------                ---------   ---------
     Net income (loss)                                     $  (0.21)    $   0.12                   $(0.31)    $  0.31
                                                            =========   =========                =========   =========
