Form 10-Q
period 1997-09-30
COMSAT CORP
filed 1997-11-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 1997
                       Commission File Number 1-4929




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

49,722,000 shares of the Registrant's common stock were outstanding as of September 30, 1997.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements



                                                     Quarter Ended September 30,    Nine Months Ended September 30,
                                                     ---------------------------    -------------------------------
In thousands, except per share amounts                   1997            1996                1997           1996
-------------------------------------------------------------------------------------------------------------------

REVENUES                                             $  147,122      $  143,085          $  422,222     $  407,724
                                                     -----------     -----------         -----------    -----------
Operating expenses:
     Cost of services                                    74,467          63,555             198,304        183,920
     Depreciation and amortization                       47,222          40,006             135,531        113,236
     Research and development                             2,381           2,777               6,175          7,600
     General and administrative                           5,399           5,835              17,996         18,453
                                                      -----------     -----------         -----------    -----------
     Total operating expenses                           129,469         112,173             358,006        323,209
                                                      -----------     -----------         -----------    -----------

OPERATING INCOME                                         17,653          30,912              64,216         84,515

Interest and other income (expense), net                  6,502          (3,182)              6,292        (10,502)
Interest expense, net of amounts capitalized            (11,190)        (10,135)            (31,028)       (25,748)
                                                     -----------     -----------         -----------    -----------
Income from continuing operations before taxes,
     minority interest, and extraordinary item           12,965          17,595              39,480         48,265
Income tax expense                                       (4,208)        (10,301)            (14,462)       (23,760)
Minority interest in net losses of consolidated
     subsidiaries                                           638             914               1,574          3,177
                                                     -----------     -----------         -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
     EXTRAORDINARY ITEM                                   9,395           8,208              26,592         27,682
                                                     -----------     -----------         -----------    -----------

Discontinued operations, net of income tax:
     Loss from operations                                     -          (3,171)            (17,572)        (7,536)
     Loss on disposal                                   (30,207)              -             (41,496)             -
                                                     -----------     -----------         -----------    -----------
     Discontinued operations                            (30,207)         (3,171)            (59,068)        (7,536)
                                                     -----------     -----------         -----------    -----------
Income (loss) before extraordinary item                 (20,812)          5,037             (32,476)        20,146
Extraordinary loss from early extinguishment
     of debt (net of tax)                                     -               -              (3,946)             -
                                                     -----------     -----------         -----------    -----------

NET INCOME (LOSS)                                    $  (20,812)     $    5,037          $  (36,422)    $   20,146
                                                     ===========     ===========         ===========    ===========

EARNINGS (LOSS) PER SHARE:
     Income from continuing operations               $     0.19      $     0.16          $     0.53     $     0.56
     Loss from discontinued operations                    (0.60)          (0.06)              (1.18)         (0.15)
     Extraordinary loss                                       -               -               (0.08)             -
                                                     -----------     -----------         -----------    -----------
     Net income (loss)                               $    (0.41)     $     0.10          $    (0.73)    $     0.41
                                                     ===========     ===========         ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                 September 30,     December 31,
In thousands                                                                              1997             1996
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $      7,361      $     7,659
     Receivables                                                                      167,615          133,952
     Other                                                                             21,812           18,395
     Net assets of discontinued operations                                            162,658          385,315
                                                                                 -------------     ------------
          Total current assets                                                        359,446          545,321
                                                                                 -------------     ------------

Property and equipment (net of accumulated depreciation
     of $1,113,853 in 1997 and $1,027,437 in 1996)                                  1,346,343        1,322,985
Investments                                                                            82,063          124,442
Goodwill                                                                               12,952           13,189
Other assets                                                                          107,564           98,486
                                                                                 -------------     ------------
     TOTAL ASSETS                                                                $  1,908,368      $ 2,104,423
                                                                                 =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $     10,376      $    13,802
     Commercial paper                                                                 135,627           17,993
     Accounts payable and accrued liabilities                                          77,617           73,426
     Due to related parties                                                            35,117           42,562
     Other                                                                             20,930           15,342
                                                                                 -------------     ------------
          Total current liabilities                                                   279,667          163,125
                                                                                 -------------     ------------

Long-term debt                                                                        468,659          578,379
Deferred income taxes and investment tax credits                                      123,744          131,827
Accrued postretirement benefit costs                                                   50,931           50,423
Other long-term liabilities                                                           173,792          134,523
Minority interest                                                                       5,113            4,329
Preferred Securities issued by subsidiary                                             200,000          200,000

STOCKHOLDERS' EQUITY:
     Common stock                                                                     358,647          340,691
     Retained earnings                                                                257,307          502,839
     Treasury stock                                                                    (1,332)          (3,006)
     Other                                                                             (8,160)           1,293
                                                                                 -------------     ------------
          Total stockholders' equity                                                  606,462          841,817
                                                                                 -------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,908,368      $ 2,104,311
                                                                                 =============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     3

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                  Nine Months Ended September 30,
                                                                                 ----------------------------------
In thousands                                                                              1997             1996
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                 $  (36,422)     $    20,146
      Adjustments to reconcile net income (loss) to cash flow of continuing operations:
         Depreciation and amortization                                                     135,531          113,236
         Extraordinary loss from early extinguishment of debt                                3,946                -
         Loss from discontinued operations                                                  59,068            7,536
      Changes in operating assets and liabilities                                          (26,890)          10,640
      Other                                                                                  5,379            3,002
                                                                                        -----------     ------------
         Net cash provided by continuing operations                                        140,612          154,560
         Net cash used by discontinued operations                                          (27,690)         (23,023)
                                                                                        -----------     ------------
      Net cash provided by operating activities                                            112,922          131,537
                                                                                        -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                  (191,585)        (175,225)
      Investments in unconsolidated businesses                                              (9,831)         (31,733)
      Proceeds from sale of investments                                                      9,060                -
      Proceeds from note on sale of investment                                              15,655                -
      Net proceeds from sale of land                                                         9,293                -
      Insurance proceeds from satellite launch failure                                           -           54,443
      Decrease (increase) in INTELSAT ownership                                             23,024           (1,238)
      Decrease in Inmarsat ownership                                                             -            5,746
      Other                                                                                 (4,254)           2,067
                                                                                        -----------     ------------
      Net cash used in investing activities                                               (148,638)        (145,940)
                                                                                        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued                                                                   12,605            9,484
      Cash dividends paid                                                                  (14,476)         (28,212)
      Repayment/extinguishment of long-term debt                                          (110,952)          (7,479)
      Net short-term borrowings                                                            117,634                -
      Repayment against company-owned life insurance policies                               (3,736)         (51,443)
      Net proceeds from sale-leaseback financing                                            34,343                -
                                                                                        -----------     ------------
      Net cash provided by (used for) financing activities                                  35,418          (77,650)
                                                                                        -----------     ------------

Net decrease in cash and cash equivalents                                                     (298)         (92,053)
Cash and cash equivalents, beginning of period                                               7,659          109,512
                                                                                        -----------     ------------

Cash and cash equivalents, end of period                                                $    7,361      $    17,459
                                                                                        ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS. (SEE NON-CASH DIVIDEND DISCUSSED IN NOTE 2 TO THE FINANCIAL STATEMENTS.)

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


In millions
------------------------------------------------------------------------------------------
Current assets                                                                 $     89.2
Property and equipment, net                                                         308.2
Intangible and other assets                                                         343.3
Short-term debt                                                                     176.0
Other current liabilities                                                           151.3
Long-term debt                                                                       50.0
Other non-current liabilities                                                       168.8
                                                                                ----------
Net assets                                                                      $   194.6
                                                                                ==========

The  non-cash  dividend  was  recorded as an  adjustment  to retained earnings.

     The operating results of the discontinued entertainment operations, net of minority interests, for the periods through May 16, 1997 are summarized below. The loss on disposal includes Ascent's operating loss subsequent to May 16, 1997 through June 27, 1997 of $7.4 million, and costs of $4.1 million incurred by COMSAT to facilitate the distribution. The tax expense associated with the loss on disposal also includes a charge of $4.4 million to recognize an additional tax provision on deferred inter-company gains while Ascent was included in COMSAT's consolidated tax return.

COMSAT RSI, INC.

     Substantially all of CRSI was placed in discontinued operations as of June 30, 1997. CRSI designs, manufactures and integrates earth stations as well as wireless and advanced antenna systems. The assets of JEFA Wireless Systems (JEFA), a wholly-owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems businesses, are being disposed of in a separate transaction. The corporation has determined to retain certain non-manufacturing businesses of CRSI (E.G., CRSI's satellite control facility, satellite construction monitoring business and certain government contracts). The retained businesses are reported as continuing operations within the Network Services segment. See "Management's Discussion and Analysis - Segment Operating Results" below.

     The operating results of the discontinued manufacturing operations for the periods through June 30, 1997 are summarized below. At June 30, 1997, no loss was anticipated. In the third quarter of 1997, the corporation recorded a provision for an estimated loss on disposal of $46.7 million ($30.2 million after tax). This change in the estimate for discontinued operations resulted from new information, obtained in part, through negotiation activity and buyers' due diligence, primarily with respect to the estimated sale price for the disposal of JEFA. The estimated loss on disposal of CRSI includes the write-down of JEFA's assets to net realizable value, facility closure costs and the estimated operating results through the date of disposal of CRSI (including JEFA). Included in the estimated loss on disposal was an unanticipated third quarter loss from operations of $15.7 million ($12.9 million after tax), which included operating losses at JEFA and adjustments in the estimated cost to complete certain long-term contracts at CRSI. The estimated loss on disposal is subject to change in the near term due to continuing negotiations and does not include a potential additional material loss that may be incurred if negotiations are concluded successfully within the range of sales prices currently being discussed. See "Management's Discussion and Analysis - Outlook" below.



                                                                QUARTER ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------------
In millions                                             1997                                   1996
-------------------------------------------------------------------------------------------------------------------
                                                        CRSI                      Ascent       CRSI        Total
                                                     -----------                ----------  ----------  -----------

Revenues                                                                        $    38.1   $    52.8   $     90.9
                                                                                ==========  ==========  ===========

Income (loss) from operations before
    taxes and minority interest                                                      (8.3)        2.0         (6.3)
Income tax benefit (expense)                                                          2.5        (0.6)         1.9
Minority interest                                                                     1.4        (0.1)         1.3
                                                                                ----------  ----------  -----------
Income (loss) from operations                                                        (4.4)        1.3         (3.1)
                                                                                ----------  ----------  -----------

Loss on disposal before taxes                        $    (46.7)
Income tax benefit                                         15.8
Minority interest                                           0.7
                                                     -----------
Loss on disposal                                          (30.2)
                                                     -----------

Income (loss) on discontinued                        $    (30.2)                $    (4.4)  $     1.3   $     (3.1)
    operations                                       ===========                ==========  ==========  ===========








                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------
In millions                                             1997                                   1996
-------------------------------------------------------------------------------------------------------------------
                                           Ascent       CRSI        Total         Ascent       CRSI        Total
                                         ----------  ----------- -----------    ----------  ----------  -----------

Revenues                                 $   177.5   $    121.3  $    298.8     $   166.5   $   147.5   $    314.0
                                         ==========  =========== ===========    ==========  ==========  ===========

Income (loss) from operations before
      taxes and minority interest            (34.7)        (0.4)      (35.1)        (22.1)        6.9        (15.2)
Income tax benefit (expense)                   6.2          0.2         6.4           6.7        (2.1)         4.6
Minority interest                             10.7          0.4        11.1           3.1                      3.1
                                         ----------  ----------- -----------    ----------  ----------  -----------
Income (loss) from operations                (17.8)         0.2       (17.6)        (12.3)        4.8         (7.5)
                                         ----------  ----------- -----------    ----------  ----------  -----------

Loss on disposal before taxes                (11.5)       (46.7)      (58.2)
Income tax benefit (expense)                  (2.0)        15.8        13.8
Minority interest                              2.2          0.7         2.9
                                         ----------  ----------- -----------
Loss on disposal                             (11.3)       (30.2)      (41.5)
                                         ----------  ----------- -----------

Income (loss) on discontinued            $   (29.1)  $    (30.0) $    (59.1)    $   (12.3)  $     4.8   $     (7.5)
operations                               ==========  =========== ===========    ==========  ==========  ===========


                                     7

      The net assets of the discontinued operations are summarized below:


                                                 September 30, 1997                      December 31, 1996
                                         -----------------------------------    -----------------------------------
In millions                                             CRSI                      Ascent       CRSI        Total
-------------------------------------------------------------------------------------------------------------------

Current assets                                       $    169.7                 $    83.4   $   173.0   $    256.4
Fixed assets, net                                          33.3                     301.5        32.3        333.8
Intangible and other assets                                15.5                     351.4        13.0        364.4
Short-term debt                                             4.4                     145.5         0.4        145.9
Other current liabilities                                  30.2                     143.6        39.3        182.9
Provision for estimated loss on
     disposal of discontinued operations                   17.3
Long-term debt                                              1.8                      52.0         5.1         57.1
Other non-current liabilities                               2.1                     178.9         4.5        183.4
                                                     -----------                ----------  ----------  -----------
Net assets discontinued operations                   $    162.7                 $   216.3   $   169.0   $    385.3
                                                     ===========                ==========  ==========  ===========

3.   SALE AND LEASEBACK OF THE CLARKSBURG PROPERTY

     During the third quarter, the corporation sold its Clarksburg, Maryland office building and the surrounding land for $45.8 million in an all cash transaction. A gain of $7.3 million ($4.2 million net of tax) was recognized on the sale of land and is included in "Interest and other income (expense), net." As part of the transaction, the corporation entered into a ten year lease-back transaction with the new owner to continue occupying the office building, that principally houses COMSAT Laboratories. The sale-leaseback of the office building has been accounted for as a financing, wherein the historical cost of the building remains on the books and continues to be depreciated. A financing obligation, of approximately $36 million, representing the proceeds was recorded in other current and other long-term liabilities, and will be reduced based on lease payments under the lease.

4.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's ownership share of INTELSAT decreased from 19.1% at December 31, 1996 to 18.0% as of September 30, 1997. As a result of the change in ownership, the corporation received a total of $23.0 million during the first nine months of 1997.

     The corporation's 23% ownership share of Inmarsat as of September 30, 1997 is unchanged from December 31, 1996.

5.   INVESTMENTS

     In January 1997, the corporation sold its remaining interest in Philippine Global Communications, Inc. (PhilCom) at book value in exchange for cash and a collateralized note receivable totaling $34.3 million, to be paid in installments with interest through December 31, 1998. The corporation received cash proceeds of $17.3 million during the nine months ended September 30, 1997.

     In the second quarter of 1997, the corporation sold certain marketable equity securities and recognized a $2.0 million pre-tax gain that is recorded in "Interest and other income (expense) net."

6.   REGULATORY MATTERS AND CONTINGENCIES

     GOVERNMENT REGULATION. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, as well as COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation. For a discussion of these matters refer to the description of the corporation's "Business" and Notes 10 and 11 to the corporation's 1996 financial statements included as part of the corporation's 1996 Form 10-K and the "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q.

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 10 and 11 to the corporation's 1996 financial statements included as part of the corporation's 1996 Form 10-K and "Item 1 - Legal Proceedings" of Part II of the Form 10-Q herein.

7.   EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

     During the period March 25, 1997 through April 9, 1997, the corporation offered to purchase for cash its 8.125% notes due April 1, 2004 in a fixed-spread offering. The corporation repurchased $89.5 million of the 8.125% notes and $10.0 million of its 7.7% medium term notes using proceeds from short-term debt. The debt extinguishment loss related to the repurchases was $6.2 million ($3.9 million after tax) during the first half of 1997.

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

     During the second quarter of 1997, the corporation placed both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) in discontinued operations. The condensed consolidated financial statements (unaudited) have been restated for all periods presented to reflect them as discontinued operations.

CONTINUING OPERATIONS

     Consolidated revenues from continuing operations in the third quarter were $147.1 million, an increase of $4.0 million over the third quarter of 1996. The increase came predominantly in the Network Services segment. Revenues from continuing operations in the nine months ended September 30, 1997 were $422.2 million, $14.5 million higher than the same period last year. This improvement was the result of a 35% increase in Network Services revenues, which was partially offset by a decrease in Satellite Services due to lower revenues in COMSAT Mobile Communications (CMC). The third quarter 1996 revenues included $7.8 million of revenues in Network Services related to an agreement that resolved patent-infringement disputes.

     Operating income from continuing operations for the third quarter and year-to-date was $17.6 million and $64.2 million, respectively, as compared to $30.9 million and $84.5 million for the comparable periods of last year. The lower operating income in the third quarter was primarily the result of lower operating income at COMSAT Laboratories which was related to the third quarter 1996 agreement that resolved patent-infringement disputes which did not reoccur this year. The decline in the year-to-date operating income was the result of lower operating income in CMC as well as the impact of the agreement at COMSAT Laboratories noted above. Also affecting operating income in the year-to-date results were expenses of $1.8 million related to a potential proxy contest which was settled in the second quarter and litigation costs of $1.5 million related to an action brought against certain of the proxy contestants and the corporation's former chief executive officer to enforce certain provisions of the Communications
Satellite Act of 1962, which action was dismissed in connection with settlement of the proxy contest. The dispute with the former chief executive officer was resolved in the third quarter of 1997. For additional information concerning settlement of the proxy contest and such litigation, see the corporation's Form 8-K dated June 9, 1997.

     Interest and other income (expense) for the third quarter and year-to-date were income of $6.5 million and $6.3 million, respectively, compared to net expense of $3.2 million and $10.5 million for the comparative periods in 1996. The improvement in both periods stems primarily from the impact of a gain of $7.3 million from the sale of real estate. In addition, the year-to-date period includes a $2.0 million gain related to the sale of marketable equity securities and increased interest income.

     Interest expense, net of amounts capitalized, for the third quarter and first nine months of 1997 was $11.2 million and $31.0 million, respectively, which was $1.1 million and $5.3 million higher than the comparable periods last year. The increases reflect reduced interest capitalized due to the completion of several satellite projects.

     The consolidated tax rate on income from continuing operations before taxes, minority interest and extraordinary item, for both the third quarter and year-to-date, has improved over the comparable periods of last year principally because of a net reduction in non-deductible items.

     The  change  in  minority  interest  in  net  losses  of  consolidated
subsidiaries   primarily   reflects  the  increased   ownership  of  COMSAT
International's (CI) operations in Russia.

     Income from continuing operations before extraordinary item for the third quarter was $9.4 million ($0.19 per share), which was $1.2 million ($0.03 per share) better than the third quarter of 1996. Year-to-date income from continuing operations before extraordinary item was $26.6 million ($0.53 per share), $1.1 million ($0.03 per share) below the comparative period last year.

     Extraordinary loss from early extinguishment of debt, net of tax, for the year-to-date was $3.9 million ($0.08 per share). This represents the costs incurred in the first half of 1997 from the corporation's repurchase of $89.5 million of its 8.125% notes and $10.0 million of its 7.7% medium term notes (see Note 7 to the financial statements).

DISCONTINUED OPERATIONS

     The loss from discontinued operations, net of tax, for the third quarter was $30.2 million ($0.60 per share) compared to a loss of $3.2 million ($0.06 per share) for the same period last year. For the nine months ended September 30, 1997, the loss was $59.1 million ($1.18 per share) versus a loss of $7.65 million ($0.15 per share) in the first nine months of 1996. Discontinued operations include both Ascent and substantially all of CRSI.

     COMSAT placed substantially all of CRSI in discontinued operations on June 30, 1997. The third quarter charge in discontinued operations of $30.2 million, after tax, is primarily attributable to losses now anticipated on the separate disposition of JEFA Wireless Systems (JEFA), a subsidiary of CRSI, as well as adjustments in the estimated cost to complete certain long-term contracts in CRSI. The estimated loss on disposal of CRSI (including JEFA) is subject to change in the near term and does not include a potential additional material loss that may be a incurred if negotiations are concluded successfully within the range of sales prices currently being discussed. See Note 2 to the financial statements and Management's Discussion and Analysis -- Outlook.

     Ascent was placed in discontinued operations on May 16, 1997 when COMSAT's Board of Directors approved a plan to distribute the corporation's 80.67% interest in Ascent to COMSAT's shareholders. On June 27, 1997, COMSAT completed the spin-off of Ascent as a tax-free dividend to COMSAT's shareholders. The loss in discontinued operations for the first nine months of 1997, which is unchanged from June 30, 1997, was $29.1 million, after tax. The loss on disposal of Ascent of $11.3 million includes COMSAT's share of Ascent's operating losses subsequent to May 16, 1997 through June 27, 1997, costs incurred by COMSAT to facilitate the distribution and additional tax provision recognized on deferred inter-company gains when COMSAT divested its ownership in Ascent (see Note 2 to the financial statements).

CONSOLIDATED RESULTS

     On a consolidated basis, including discontinued operations and the extraordinary item, the net loss for the third quarter was $20.8 million, or $0.41 per share, compared with net income of $5.0 million, or $0.10 per share, in the same period last year. Through the first nine months of 1997, the consolidated net loss was $36.4 million, or $0.73 per share, versus net income of $20.1 million, or $0.41 per share, in the same period of last year.

SEGMENT OPERATING RESULTS

     Commencing with the second quarter of 1997, the corporation has reported operating results in two segments -- Satellite Services and Network Services. The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs. COMSAT Laboratories and Government Programs results now include certain non-manufacturing businesses that were previously reported as part of CRSI.

RESULTS BY SEGMENT:


                                                     Quarter Ended September 30,              Nine Months Ended September 30,
                                                    ------------------------------         -------------------------------------
In millions                                            1997                1996                     1997               1996
--------------------------------------------------------------------------------------------------------------------------------

REVENUES
Satellite Services:
      World Systems                                 $     66.0         $     67.1                 $    199.3         $    200.2
      Mobile Communications                               41.6               38.4                      115.3              120.3
                                                    -----------        -----------                -----------        -----------
      Total Satellite Services                           107.6              105.5                      314.6              320.5
                                                    -----------        -----------                -----------        -----------

Network Services:
      International                                       25.1               15.6                       62.5               39.8
      Laboratories                                         8.9               14.4                       26.8               24.5
      Government Programs                                 15.6               13.5                       45.2               35.6
                                                    -----------        -----------                -----------        -----------
      Total Network Services                              49.6               43.5                      134.5               99.9
                                                    -----------        -----------                -----------        -----------

Eliminations and other                                   (10.1)              (5.9)                     (26.9)             (12.7)
                                                    -----------        -----------                -----------        -----------
      Total revenues                                $    147.1         $    143.1                 $    422.2         $    407.7
                                                    ===========        ===========                ===========        ===========

OPERATING INCOME (LOSS)
Satellite Services:
      World Systems                                 $     22.3         $     24.4                 $     77.6         $     74.1
      Mobile Communications                                6.8                7.3                       17.7               32.6
                                                    -----------        -----------                -----------        -----------
      Total Satellite Services                            29.1               31.7                       95.3              106.7
                                                    -----------        -----------                -----------        -----------

Network Services:
      International                                       (3.9)              (3.6)                     (10.5)             (12.1)
      Laboratories                                        (1.0)               8.4                       (1.3)               6.5
      Government Programs                                 (0.3)               1.4                        0.5                3.5
                                                    -----------        -----------                -----------        -----------
      Total Network Services                              (5.2)               6.2                      (11.3)              (2.1)
                                                    -----------        -----------                -----------        -----------

      Total segment operating income                      23.9               37.9                       84.0              104.6
General and administrative expense                        (5.4)              (5.8)                     (18.0)             (18.4)
Other                                                     (0.9)              (1.2)                      (1.8)              (1.7)
                                                    -----------        -----------                -----------        -----------
      Total operating income                        $     17.6         $     30.9                 $     64.2         $     84.5
                                                    ===========        ===========                ===========        ===========


SATELLITE SERVICES

     Revenues in the Satellite Services segment in the third quarter and year-to-date were $107.6 million and $314.6 million, respectively, which was $2.1 million better and $5.9 million below the same periods last year. Operating income for the third quarter and year-to-date 1997 was $29.1 million and $95.3 million, respectively, a decline of $2.6 million and $11.4 million from the comparative periods of 1996.

     CWS revenues for the third quarter and first nine months of 1997 at $66.0 million and $199.3 million, respectively, was 2% below the third quarter of 1996 and was essentially unchanged from the first nine months of last year. Increased revenues from Very Small Aperture Terminal (VSAT) leases and International Business Service (IBS) traffic were offset by declines in full-time voice and fiber-optic cable restoration revenues. The lower voice revenues stemmed primarily from rate reductions in long-term carrier contracts. Operating income for the third quarter was $22.3 million and for the year-to-date was $77.6 million, which was 8% below and 5% higher than the comparable periods last year. The Federal Communications Commission regulations limit the amount that CWS can earn during the year. During the second quarter of 1997, CWS's operating income was increased by the recovery of certain litigation costs. Accordingly, the third quarter results were lower. The year-to-date increase reflects improved earnings realized on carrier-to-carrier contracts, offset in part, by increased depreciation from placing in service two INTELSAT satellites during the past 12 months.

     Revenues in CMC were $41.6 million in the third quarter, an increase of 8% compared to the third quarter of last year. For the year-to-date, CMC revenues were $115.3 million, 4% below the same period of last year. The higher revenues in the third quarter were the result of sales of Planet 1TM terminals and Planet 1SM service which did not commence service until January 1997. For the year-to-date, the lower revenues were primarily the result of decreases in analog telephone transmissions and lower volume in the bulk service contract with IDB Mobile Communications (IDB). CMC's operating income for the third quarter was $6.8 million, which was $0.5 million below the third quarter of 1996. For the first nine months of 1997, the operating income was $17.7 million, down $14.9 million from last year. The decrease in year-to-date operating income is attributable to lower revenues, increased depreciation associated with three Inmarsat-3 satellites placed in service during the past 12 months, and increased costs related to Planet 1SM service, which began commercial operation this year.

NETWORK SERVICES

     Network Services segment revenues in the third quarter and year-to-date were $49.6 million and $134.5 million, respectively, which was $6.1 million and $34.6 million better than the comparative periods of 1996. The operating loss in the third quarter was $5.2 million, compared to operating income of $6.2 million in the third quarter of last year. For the year-to-date, the operating loss was $11.3 million, compared to a operating loss of $2.1 million over the same period last year. The third quarter of 1996 included revenues and operating income at COMSAT Laboratories of $7.8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment.

     CI's revenues in the third quarter and year-to-date were $25.1 million and $62.5 million, respectively, 61% and 57% better than the same periods of last year. The increase in revenues in CI were driven primarily by advances in CI's operations in Brazil. CI's operating loss in the third quarter was $3.9 million as compared to $3.6 million in the third quarter of 1996. For the first nine months of 1997, the operating loss was $10.5 million, which was $1.6 million better than the comparable period of last year. The improvement year-to-date was primarily the result of a decrease in losses at BelCom, CI's company operating in Russia and in the Commonwealth of Independent States (CIS). Revenue commitments under long-term contracts increased to $287 million at September 30, 1997, as compared to $220 million at the end of 1996.

     In May 1997, CI acquired full ownership of the Mexican corporation IntelCom Red S.A. de C.V. (IntelCom Mexico), which was previously a wholly-owned subsidiary of ICG Satellite Services, Inc., and named it COMSAT Mexico S.A. de C.V. (COMSAT Mexico). COMSAT Mexico offers business customers digital, domestic and international private-line services to support voice, data and image applications. In January 1997, CI sold its remaining interest in Philippine Global Communications, Inc. (PhilCom) at book value (see Note 5 to the financial statements).

     COMSAT Laboratories' revenues for the third quarter and year-to-date were $8.9 million and $26.8 million, as compared to $14.4 million and $24.5 million in the respective periods of 1996. Exclusive of the $7.8 million of revenues related to the agreement in the third quarter of 1996 that resolved patent disputes, COMSAT Laboratories revenues were up 35% in the quarter and 61% for the nine months ending September 30, 1997, primarily driven by improvements in technical consulting revenues. The operating loss for the third quarter and the first nine months was $1.0 million and $1.3 million, respectively, as compared to operating income of $8.4 million and $6.5 million for the same periods of last year. Exclusive of the impact of the agreement on patent disputes, the operating result in the quarter was $1.6 million lower than the same period last year and unchanged for the year-to-date period. The Laboratories' backlog at September 30, 1997 was $25.4 million, which was 19% higher than at the end of 1996.

     Government Programs revenues in the third quarter and year-to-date were $15.6 million and $45.2 million, respectively, which was $2.1 million and $9.6 million better than the same periods of last year. The increased revenues were related to the Commercial Satellite Communications Initiative
(CSCI) contract and were offset by lower revenues from two Marisat satellites that ceased operating in the third quarter of 1996 after 20 years of operation. Operating loss for the third quarter was $0.3 million and the operating income for the year-to-date was $0.5 million, which was $1.7 million and $3.0 million below the comparative periods in 1996. The lower operating results were primarily the result of the impact of lower revenues from the loss of the Marisat satellites and increased costs associated with the CSCI contract.

                                  OUTLOOK

MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS AND THE CORPORATION'S FUTURE OPERATING RESULTS MAY BE AFFECTED BY THE TIMING AND OUTCOME OF PENDING REGULATORY AND LEGISLATIVE ACTIONS, EFFORTS TO

RESTRUCTURE INTELSAT AND INMARSAT, COMPETITIVE BUSINESS CONDITIONS, THE DISPOSITION OF DISCONTINUED OPERATIONS AND OTHER FACTORS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

     In March 1997, COMSAT's Board of Directors approved a strategic plan to refocus the corporation on international satellite services and digital networking services and technology as discussed in the corporation's 1996 Annual Report on form 10-K. As a part of the strategic plan the corporation decided to divest its ownership interest in Ascent, sell substantially all of the assets and operations of CRSI, and other non-core assets. On June 27, 1997, the corporation distributed its ownership interest in Ascent to its shareholders through a tax-free dividend.

     Negotiations for the sale of substantially all of CRSI (including JEFA Wireless Systems, a wholly-owned subsidiary of CRSI which is being disposed of in a separate transaction) are continuing. Although the negotiations are at an advanced stage, the corporation is unable to predict whether the negotiations will be concluded on acceptable terms. In the event that the corporation is unable to conclude negotiations successfully, the corporation would evaluate all options then available to it, including selling or retaining and continuing to operate all or portions of CRSI. If negotiations are successfully concluded, based on the range of sales prices currently being discussed, it appears that the corporation would be required to recognize an additional loss on disposal which is materially in excess of that recorded to date for discontinued operations. The magnitude of the additional potential loss on disposal is estimated to be within a range of $20 million to $30 million. If negotiations are successfully concluded, the sale process likely will not be completed until the first quarter of 1998 or as soon as reasonably possible thereafter. The timing, completion and estimated losses on disposal of substantially all of CRSI are subject to, and may be affected adversely by, a number of factors, including factors which are not wholly within the control of the corporation (E.G., completion of due diligence by the prospective purchasers, negotiation of definitive agreements on acceptable terms, receipt of any necessary third-party consents and satisfaction of any conditions agreed to between the parties).

     The corporation's operating results are expected to continue to be constrained in the near term predominantly due to the effect of regulation on CWS operations. Following is a discussion on COMSAT's two business segments.

SATELLITE SERVICES

     INTELSAT AND INMARSAT RESTRUCTURING. In the third quarter, continued progress was made in the corporation's ongoing efforts to restructure the International Telecommunications Satellite Organization (INTELSAT) and the International Mobile Satellite Organization (Inmarsat).

      The restructuring proposal currently under consideration at INTELSAT would create a separate entity (referred to as "INC") to which an as yet to be determined number of satellites would be transferred. An internal working group has made provisional recommendations to the INTELSAT Board of Governors on several key outstanding issues, including INC's ownership structure and competitive safeguards. As currently proposed, INTELSAT's direct ownership in INC would be limited to 10%, and individual ownership levels would be limited to between 15% and 20%. The proposal, however, would grandfather the corporation's direct ownership in INC pending completion of the initial public offering to the extent that the corporation's direct ownership would exceed the limit ultimately established. The issue of which satellites would be transferred to INC is not expected to be resolved until the next round of working group meetings scheduled for December 1997. An Assembly of Parties (meeting of governments) is now scheduled for March 1998 at which final approval for an overall restructuring plan is to be considered. Assuming that schedule is maintained, INC would be formally established as a separate business entity in the second quarter of 1998, and an initial public offering for INC would be expected to occur sometime during the first half of 1999.

     At Inmarsat, a provisional agreement has been reached within the Inmarsat Council on the broad contours of a restructuring proposal. As proposed, the operating assets of the current Inmarsat intergovernmental organization would be transferred to a new company. While the company initially would not be publicly-traded, it is expected that the new company would proceed with an initial public offering within 24 months after its creation. A number of significant details, both political and commercial, remain to be determined before the proposal is submitted for final approval. An Assembly of Parties is scheduled in April 1998 to review and approve the restructuring proposal, with implementation then envisioned in late 1998 or early 1999 assuming the proposal is adopted.

     Final approval of the restructuring proposals under consideration at INTELSAT and Inmarsat will require a vote of two-thirds of the member governments that are present and voting (up to 142 in the case of INTELSAT and 81 in the case of Inmarsat, with each having one vote) at the Assembly of Parties at which final approval is presented. The corporation, as a minority shareholder and the U.S. signatory to both organizations, lacks the ability to independently effect a restructuring of either INTELSAT or Inmarsat. The success and timing of the corporation's privatization efforts will be dependent upon the corporation's ability to achieve a consensus among other signatories and participating member governments.

     REGULATORY   AND   LEGISLATIVE   DEVELOPMENTS.   In  April  1997,  the
corporation petitioned the Federal Communications Commission (FCC) for classification as a non-dominant carrier and for regulatory forbearance. The petition requests that limits on the company's rate of return and structural separation requirements be removed and that CWS be allowed to change its tariff rates and introduce new services over the INTELSAT satellite system on one-day notice. The petition has been opposed by certain of the corporation's competitors and customers. The corporation expects that the FCC will act on the petition in 1998. The outcome and timing of FCC regulatory action, however, cannot be predicted with accuracy.

     In June 1997, Congressmen Thomas Bliley and Edward Markey introduced a bill captioned as the "Communications Satellite Competition and Privatization Act of 1997" (H.R. 1872) in the U.S. House of Representatives. The bill's stated objective is to promote a fully competitive global market for satellite communications services by fully privatizing INTELSAT and Inmarsat. If enacted as proposed, however, H.R. 1872 would adversely affect COMSAT by placing restrictions on COMSAT's ability to offer certain existing and future services via the INTELSAT and Inmarsat satellite systems and would require the return of orbital positions and spectrum currently needed in INTELSAT and Inmarsat operations. The bill would direct the FCC not to act on the corporation's pending petition for non-dominant carrier status for as long as three years or until direct access to INTELSAT and Inmarsat is available for U.S. users. Moreover, the bill would direct the FCC to require direct access to INTELSAT and Inmarsat in the U.S. market and discontinue COMSAT's exclusive provider role. The bill also specifies privatization criteria for the anticipated INTELSAT restructuring proposal that, if not agreed to by the other member nations of INTELSAT, would bar INC from accessing the U.S. market. In addition, if privatization of INTELSAT and Inmarsat in accordance with the criteria were not effected by a mandatory timetable, all non-core INTELSAT and Inmarsat services would be foreclosed from U.S. markets. In October 1997, Senator Daniel Inouye introduced companion legislation (S. 1328) in the U.S. Senate. The corporation is, and will continue, opposing H.R. 1872 and S. 1328, unless they are modified in an acceptable, pro-competitive manner that would not adversely affect the corporation's business and the value of its investments in the INTELSAT and Inmarsat satellite systems.

     Satellite Services operating income is expected to be lower in 1997 than in 1996 due to anticipated decreased earnings at CMC. CWS's operating results in 1997 are expected to be at approximately the same level as last year as a result of the continued effects of increased earnings realized from carrier-to-carrier contracts and the recovery in the second quarter of 1997 of certain litigation costs, offset by higher depreciation from INTELSAT satellites placed in service. Operating income in CMC is expected to be lower in 1997 compared to 1996, because of continuing competition among existing Inmarsat service providers, increased depreciation associated with Inmarsat-3 satellites placed in service, and costs related to Planet 1SM service, which began commercial operations in January 1997.

NETWORK SERVICES

     Network Services 1997 operating losses are expected to be approximately at the same level as last year, excluding the impact to operating income of $7.8 million in revenues at COMSAT Laboratories associated with the resolution of a patent dispute that was recorded in the third quarter of 1996.

     CI's operating loss in 1997 is expected to improve over 1996. Improvements in CI's more mature companies are expected to be partially offset by start-up costs in CI's newer companies. The corporation is in the process of either seeking a strategic partner or selling the non-strategic portions of BelCom's operations in Russia and in the Commonwealth of Independent States. It is the corporation's current expectation that this process will be completed in the first quarter of 1998.

     In September 1997, the Communications Secretariat of Argentina (Secretariat) issued a resolution that permits Telintar, the exclusive provider of international voice telephony and data services in Argentina, to provide switched domestic Internet services within Argentina. The resolution is drafted broadly enough that it may be also construed to permit Telintar to provide switched domestic data services. Presently it is unclear, however, whether the Secretariat will interpret the resolution to apply to data services. COMSAT Argentina has challenged the resolution on the grounds that domestic switching of Internet and/or data services by Telintar is not permitted under its franchise. In November 1997, COMSAT Argentina received a preliminary injunction suspending the resolution. The injunction will remain in effect until the Secretariat rules on COMSAT Argentina's request for administrative structure relief from the resolution. The resolution, together with other recent actions by the Secretariat, including its resolutions awarding Nahuelsat the exclusive right to sell domestic Ku-band capacity in Argentina, appears to indicate a willingness of the Secretariat to adopt initiatives that benefit large, domestic and incumbent telecommunications service providers to the detriment of competitors, such as COMSAT Argentina, which are smaller than the domestic incumbents. For additional information concerning the Nahuelsat matter, see the "Management's Discussion & Analysis - Outlook" section of the corporation's 1996 Form 10-K. The corporation intends to monitor regulatory developments in Argentina closely. There can be no assurance, however, that recent actions of the Secretariat or other regulatory developments those actions will be resolved without any material affect on COMSAT Argentina's future business prospects.

     Excluding the impact to operating income from the patent revenues noted above, COMSAT Laboratories operating loss in 1997 is expected to be higher than 1996 as the Labs continue to expand its technical consulting and communications products business. COMSAT Laboratories results now include Satellite Construction Monitoring (SCM) which was previously reported as a part of CRSI. SCM's operating income in 1997 is expected to be lower than 1996.

     Government Programs operating income is expected to be lower in 1997 than last year because of the loss of revenues related to two 20-year old Marisat satellites which ceased operation in the third half of 1996 and costs associated with the CSCI contract.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the nine months of 1997 were operations, short-term borrowings, proceeds received from the sale and leaseback of the Clarksburg, Maryland property (see Note 3 to the financial statements) and from the sale of PhilCom (see Note 5 to the financial statements) . Cash was used primarily for the purchase of property and equipment.

     The corporation's working capital at September 30, 1997 was $79.8 million, which was $302.4 million lower than at December 31, 1996. The decrease in working capital during the first nine months of 1997 was primarily the result of the reduction in current assets of $216.3 million due to the spin-off of Ascent on June 27, 1997 (see Note 2 to the financial statements) and the use of commercial paper to repurchase long-term debt (see Note 7 to the financial statements).

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $135.6 million in borrowings outstanding at September 30, 1997. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program. The corporation plans to reduce short-term debt if proceeds become available from the sale of substantially all of the assets and operations of CRSI. Consummation of the sale of CRSI, however, remains subject to a number of contingencies (see "Management's Discussion & Analysis - Outlook").

     During the first half of 1997, the corporation repurchased a total of $89.5 million of its 8.125% notes due 2004 using proceeds from short-term debt. This reduced the total outstanding of the 8.125% notes from $160.0 million at December 31, 1996 to $70.5 million at September 30, 1997. In addition, the corporation in the second quarter repurchased $10.0 million of its medium-term notes. This reduced the corporation's total outstanding medium-term notes from $74.0 million at December 31, 1996 to $64.0 million at September 30, 1997. The corporation had $36 million remaining under a $100 million medium-term note program at September 30, 1997. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. Under the approved FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. The corporation was in compliance with the $200 million short-term debt limit as of September 30, 1997. The corporation expects to be in compliance with the other guidelines at the year-end 1997 measurement dates.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             See Item 3 of the Corporation's 1996 Form 10-K, which is incorporated herein by reference.

             As discussed in Note 11 to the 1996 financial statements, in September 1996, the U.S. District Court for the Southern District of New York granted the corporation's motion for summary judgment in an anti-trust suit brought by PanAmSat Corporation and dismissed the complaint in its entirety. PanAmSat subsequently filed an appeal. In April 1997, the U.S. Court of Appeals for the Second Circuit denied PanAmSat's appeal. PanAmSat did not seek Supreme Court review, and the Second Circuit decision has become final.

             In October 1997, CRSI commenced an arbitration proceeding against Associated Universities, Inc. (AUI) in accordance with the rules of the American Arbitration Association in McLean, Virginia. The arbitration demand relates to a $55 million contract entered into between AUI and CRSI (then Radiation Systems, Inc.) on December 19, 1990 for the construction of a 100-meter radio telescope to be constructed in Greenbank, West Virginia. CRSI is seeking approximately $29 million, plus interest, as a contract price adjustment or damages in respect of alleged breaches of contract and changes in contract requirements by AUI. In November 1997, AUI filed a counterclaim in the arbitration proceeding seeking $4.5 million in estimated damages for alleged delayed completion and undetermined damages for alleged potential defects in the telescope's back-up structure.


ITEM 2.      CHANGE IN SECURITIES
             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             At the Corporation's Annual Meeting of Shareholders held on August 15, 1997 (the "Annual Meeting"), all twelve of the Corporation's nominees for director were elected by vote totals noted below:


             NOMINEE                                 FOR                        WITHHELD
             -------                                 ---                        --------
             Betty C. Alewine                        39,208,025                   776,528
             Marcus C. Bennett                       39,021,001                   963,552
             Lucy Wilson Benson                      37,636,565                 2,347,988
             Edwin I. Colodny                        37,645,666                 2,338,887
             Lawrence S. Eagleburger                 37,442,568                 2,541,985
             Neal B. Freeman                         37,671,467                 2,313,086
             Caleb B. Hurtt                          37,636,717                 2,347,836
             Peter W. Likins                         37,615,535                 2,369,018
             Larry G. Schafran                       39,121,231                   863,322
             Robert G. Schwartz                      37,647,850                 2,336,703
             Kathryn C. Turner                       38,988,550                   996,003
             Guy P. Wyser-Pratte                     39,126,340                   858,213

                                    21

             The Corporation also has two directors, Peter S. Knight and Charles T. Manatt, who are appointed by the President pursuant to the Satellite Act of 1962 and whose terms continued after the Annual Meeting. A third director position is vacant pending appointment by the President.

             The following  additional  matters were approved at the Annual
             Meeting:

             o amendment of the Non-Employee Directors Stock Plan to (1) authorize the grant of share awards or phantom stock units in lieu of the annual cash retainer for Directors, and (2) authorize the Chairman of the Board of Directors to elect to receive stock or stock options in lieu of all or a portion of his or her annual cash compensation, which amendment was approved by a vote of 38,104,264 for, 1,324,658 against and 554,631 abstentions.

             o appointment of Deloitte & Touche LLP as independent public accountants of the Corporation for the fiscal year ending December 31, 1997 which appointment was approved by a vote of 39,723,037 for, 141,173 against and 120,343 abstentions.

             A shareholder proposal requiring the corporation to reaffirm its political non-partisanship and require the reporting of certain practices was defeated by a vote of 3,661,791 for, 25,486,724 against and 3,381,677 abstentions.

             A potential proxy contest was settled in the second quarter of 1997. The corporation incurred expenses of $1.8 million related to the potential proxy contest and litigation costs of $1.5 million related to an action brought against certain of the proxy contestants and the corporation's former chief executive officer to enforce certain provisions of the
             Communications Satellite Act of 1962, which action was dismissed in connection with settlement of the proxy contest. The dispute with the former chief executive officer was resolved in third quarter of 1997 (see Exhibit 10). For additional information concerning settlement of the proxy contest and such litigation, see the corporation's Form 8-K dated June 9, 1997.

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      (a)  EXHIBITS
                  No. 10 - Settlement Agreement between the corporation and
                           Bruce L. Crockett dated as of September 17, 1997.

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


                             COMSAT CORPORATION


                             By  /s/  Alan G. Korobov
                                 --------------------
                                 Alan G. Korobov
                                 Controller


Date:  November 14, 1997