Form 10-K
period 1997-12-31
COMSAT CORP
filed 1998-03-31
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1997 Commission file number 1-4929

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

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $1,635,327,690 based on a closing market price of $33 7/16 per share on February 27, 1998, as reported on the composite tape for New York Stock Exchange listed issues.

     51,012,180 shares of common stock, without par value, were outstanding on February 28, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE
           The following documents are incorporated by reference:

                                               Part of the Form 10-K into
     Title                                which the document is incorporated
     -----                                ----------------------------------
COMSAT - Annual Meeting of                             Part III
  Shareholders - Notice and
  Proxy Statement - 1998

                                   PART I

ITEM 1.  BUSINESS

                            GENERAL INFORMATION

BUSINESS SEGMENTS

     COMSAT Corporation (COMSAT, the corporation or Registrant) reports operating results and financial data in two business segments: Satellite Services and Network Services.

     The Satellite Services segment consists of the corporation's COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) businesses. CWS provides voice, data, video and audio communications services between the U.S. and other countries using the satellite system of the International Telecommunications Satellite Organization (INTELSAT). CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world primarily using the satellite system of the International Mobile Satellite Organization (Inmarsat).

     The Network Services segment consists of the corporation's COMSAT International (CI), COMSAT Laboratories (Labs) and Government Programs businesses. CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital communications network solutions to business clients and carriers in high-growth emerging markets overseas. Labs provides technical consulting in the design and development of advanced digital communications technologies and also designs, develops and licenses communications products for satellite access, compression and networking applications. Government Programs includes the operations of COMSAT General Corporation (COMSAT General) and COMSAT Government Services, Inc. (CGSI), both of which are wholly-owned subsidiaries of the corporation. The Labs and Government Programs sectors of Network Services now include certain non-manufacturing, telecommunications contracts and businesses that were previously reported as part of COMSAT RSI, Inc. (CRSI) in the Technology Services segment.

     The revenues, operating income (loss) and identifiable assets by business segment, for each of the last three years are shown in Note 15 to the financial statements.

      During the second quarter of 1997, the corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of the manufacturing assets of CRSI as discontinued operations. See Note 2 to the financial statements. Ascent, through its subsidiaries, provides on-demand in-room entertainment programming and information services primarily to the domestic lodging industry, owns a professional basketball team and a professional hockey team, owns a film and television production company, and provides satellite distribution
support   services  to  the  National   Broadcasting   Company  (NBC).  The
corporation   distributed  its  80.67%  ownership  interest  in  Ascent  to shareholders on June 27, 1997.

     CRSI designs, manufactures and integrates earth stations, as well as wireless and advanced antenna systems. In March 1998, the corporation entered into a stock purchase agreement to sell substantially all of CRSI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook." The sale of substantially all of the assets and liabilities of JEFA Wireless Systems, a subsidiary of CRSI, was completed in a separate transaction in February 1998. Also included as part of discontinued operations is Electromechanical System, Inc. (EMS), a wholly-owned subsidiary of CRSI, and an equity ownership interest in Plexsys International Corporation (Plexsys), which are being retained by COMSAT per the terms of the stock purchase agreement, pending evaluation of available alternatives. The long-term contract for construction of a radio telescope in Greenbank, West Virginia also is to be retained and completed by the corporation in connection with the stock purchase agreement

     Prior  to  the  second  quarter  of  1997,  the  corporation  reported
operating   results  and  financial  data  in  three   business   segments:
International Communications (consisting of CWS, CMC and CI), Technology Services (consisting of CRSI and the Labs) and Entertainment (consisting of Ascent).

     The corporation had approximately 2,732 employees as of December 31, 1997, approximately 1,367 of whom were employed in the corporation's continuing operations. None of the employees is represented by a labor union, except for approximately 68 employees working for CRSI on the construction of the Greenbank radio telescope. The union employees are expected to become employees of COMSAT or a subsidiary on or prior to consummation of the CRSI sale.

COMMUNICATIONS SATELLITE ACT OF 1962

     COMSAT was incorporated in 1963 under District of Columbia law, as authorized by the Communications Satellite Act of 1962 (the Satellite Act). In 1993, COMSAT changed its corporate name from "Communications Satellite Corporation" to "COMSAT Corporation." COMSAT is not an agency or establishment of the U.S. Government. The U.S. Government has not invested funds in COMSAT, guaranteed funds invested in COMSAT or guaranteed the payment of dividends by COMSAT.

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

     In June 1997, a bill captioned as the "Communications Satellite Competition and Privatization Act of 1997" (H.R. 1872) was introduced in the U.S. House of Representatives by Congressmen Thomas Bliley and Edward Markey. If enacted as proposed, H.R. 1872 would have a material adverse effect on COMSAT's financial condition and results of operations by restricting or prohibiting COMSAT from offering certain existing and future services via the INTELSAT and Inmarsat satellite systems, would relieve major customers from existing contracts with the corporation and would damage or impair COMSAT's investment in INTELSAT and Inmarsat by, among other actions, requiring the return or orbital positions and spectrum currently needed in INTELSAT and Inmarsat operations. Moreover, the bill would direct the FCC to require direct access to INTELSAT and Inmarsat in the U.S. market and discontinue COMSAT's exclusive provider role. The corporation is, and plans to continue, opposing H.R. 1872 in its present form. For a discussion of H.R. 1872, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

GOVERNMENT REGULATION

     Under the Satellite Act, the International Maritime Satellite Telecommunications Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the FCC with respect to its capital and organizational structure, as well as CWS's and CMC's plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation. For a discussion of certain of these matters see Note 9 to the financial statements.

     In April 1997, the corporation petitioned the FCC for classification as a non-dominant carrier and for regulatory forbearance. Because COMSAT is currently classified by the FCC as a dominant carrier, COMSAT is subject to rate base/rate-of-return regulation for the services it provides via the INTELSAT system, is required to file tariffs for voice, data and video service on 14 days' notice, and is subject to structural separation requirements. In contrast, COMSAT's competitors are entirely free of rate-of return regulation, tariff regulation and structural separation requirements.

     The petition requests that limits on the corporation's rate of return and structural separation requirements be removed and that CWS be allowed to change its tariff rates and introduce new services on one-day notice. The corporation believes that the relief requested will enable the corporation to compete more effectively under current market conditions. In particular, lifting rate-of-return regulation and more flexible tariffing requirements, are expected to permit the corporation to offer customers a wider range of services at lower prices by eliminating inefficiencies associated with structural separation and cost-of-services rules.

     The petition would not eliminate all FCC regulatory oversight over COMSAT or all existing regulatory constraints. If COMSAT is classified as a non-dominant carrier or the FCC exercises its forbearance authority, COMSAT would continue to be governed by the reasonableness and nondiscrimination requirements of the Communications Act, would still file tariffs, and would remain subject to the FCC's complaint procedures. In addition, COMSAT's capital structure and debt-financing activities would continue to be regulated by the FCC under the Satellite Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." The Satellite Act provides that no shareholder

(other than communications common carriers authorized to hold shares by the FCC) may own more than 10% of the corporation's common stock. COMSAT also is barred from providing domestic service in the U.S., which precludes it from providing "one-stop" shopping for international and domestic services. In addition, unlike its competitors, COMSAT is only permitted to provide earth station services through a separate subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for a discussion of proposed legislation which could affect certain of those requirements.

     CI's companies operate in various developing countries and are subject to regulation by the local regulatory authorities in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, CI's companies face increasing business uncertainties which could have an adverse effect on their operations in those countries. For a discussion of a pending regulatory proceeding in Argentina affecting COMSAT Argentina, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook-Network Services."

                            SATELLITE SERVICES


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

     The largest portion of CWS's revenues comes from leasing full-time voice grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are AT&T Corp. (AT&T), MCI International Inc. (MCI) and Sprint Communications Company (Sprint). CWS offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. Approximately 93% of all eligible voice-grade half-circuits are now under such commitments.

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

     For private-line customers, CWS offers an all-digital International Business Service (IBS), as well as an international VSAT (Very Small Aperture Terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year-end 1997, approximately 95% of CWS's IBS traffic was covered by long-term commitments. CWS's customers have established international VSAT networks in both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, corporations doing business internationally can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications.

     To the growing international broadcasting community, CWS provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the introduction of the INTELSAT VII, VIIA and VIII satellites (see "Item 2. Properties -- INTELSAT Satellites"), CWS has expanded the availability of high-power, flexible capacity for broadcasters and satellite news gatherers.

     To maintain the quality of the INTELSAT network, CWS provides tracking, telemetry, control and monitoring services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including broadband, integrated services digital networks (ISDN), and asynchronous transfer mode (ATM).

     INTELSAT.  INTELSAT  is a  142-nation  organization  headquartered  in
Washington, D.C. It operates under three agreements: (1) an intergovernmental agreement; (2) a headquarters agreement with the U.S. Government; and (3) an operating agreement signed by each nation's government or designated telecommunications entity (a signatory). COMSAT is the U.S. signatory. It represents the United States in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each signatory has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. The investment shares are readjusted as of March 1 of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 18.0% as of December 31, 1997 and 19.1% as of December 31, 1996.

     Signatories also pay INTELSAT for their use of the satellite system. In 1997, INTELSAT established a range of 17-21% for the pretax target rate of return on signatory capital used by another signatory or from non-owners who use the satellite system. The actual rate of return on signatory's capital was 18.3% in 1997. In 1998, COMSAT expects to receive a pretax rate of return of between 15% to 19% on its capital investment after appropriate accounting adjustments. CWS realized revenue from its INTELSAT ownership, net of use charges paid, of $35.4 million in 1997.

     At December 31, 1997, total INTELSAT Owners' Equity was approximately $2.04 billion.

     At year end 1997, approximately 78% of CWS's IDR, IBS and FM traffic was under long term commitments with INTELSAT. CWS has short-term commitments with INTELSAT for the remaining portion of its FM, IDR and IBS traffic. CWS also enters into commitments with INTELSAT for video traffic, which vary in length depending on the length of commitments from CWS's customers.

     Under the  INTELSAT  agreements,  the member  nations  that  authorize international satellite systems separate from INTELSAT are required to ensure that such systems are technically compatible with the INTELSAT system and will not cause significant economic harm to the INTELSAT system. Beginning in 1990, INTELSAT initiated certain reforms to its process for coordinating with these separate satellite systems. These reforms culminated in 1997, when INTELSAT decided to effectively eliminate the economic harm test. As a result, there is no longer a limit on the number of circuits that a separate system can provide beyond which it would be deemed to cause significant economic harm to the INTELSAT system. In addition, the submission of non-technical information is no longer required in connection with INTELSAT coordination procedures. For a discussion of separate satellite systems competition to CWS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and
Note 9 to the financial statements.

     The corporation continues to promote efforts to restructure the INTELSAT satellite system. For a discussion of the current status of INTELSAT restructuring, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     INTELSAT generally procures spacecraft and launch services under long-term, multi-satellite contracts which provide for payments by INTELSAT over the contract periods. Under the satellite construction contracts, approximately 60% of spacecraft cost is typically paid to the manufacturer during construction prior to spacecraft delivery and satellite launch. In addition, approximately 20% typically is paid after the satellite has been placed in orbit and has satisfactorily completed in-orbit testing. The remaining portion of the spacecraft cost is payable periodically as performance incentives over the designated design life of the satellite contingent upon continued successful operation of the satellite during the respective periods.

     Under the launch service contracts, launch services costs are typically paid in quarterly installments with the final payment due at the end of the planned launch period. Launch payments are payable in full whether or not the launch has resulted in launch success.

     INTELSAT has purchased launch and post-separation insurance coverage for possible losses that may occur during the launch and subsequent one year periods for satellites scheduled for launch during 1998. The coverage includes the cost of the satellite and launch services, as well as the cost of the insurance itself. The corporation typically buys additional insurance to cover its capitalized interest associated with the satellites. Neither the corporation nor INTELSAT has procured insurance to cover in-orbit failures beyond one year after launch. While the corporation and INTELSAT typically procure insurance coverage of the type described, there can be no assurance that insurance coverage will be available on commercially reasonable terms or purchased by INTELSAT or the corporation for future launches.

     Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See ""Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     INTELSAT generally offers its customers (including COMSAT) long-term commitments for transponder capacity of one, five, ten or fifteen years for a range of services at tariff rates which are progressively lower for the longer term commitment periods. As of December 31, 1997, certain customers of INTELSAT, including COMSAT, had long-term commitments in effect, representing approximately 70% and 74% of the total analog and digital services traffic, respectively. Over 75% of the commitments are fo a fifteen year term.

     COMPETITION. CWS competes with operators of high capacity fiber-optic and other submarine cables in service along major traffic routes worldwide. CWS's major carrier customers (including its three largest customers, AT&T, MCI and Sprint) are co-owners of submarine cables.

     COMSAT is currently the only U.S. entity that may provide international space segment to customers using INTELSAT satellites. In connection with CWS's petition for non-dominant status (discussed below), several of CWS's customers have asked the FCC to allow some form of direct access to the INTELSAT system. The corporation has opposed these requests and believes that the Satellite Act requires U.S. access to INTELSAT to be obtained through COMSAT.

     In November 1997, the FCC issued an order in its "DISCO-II" rulemaking proceeding addressing, among other matters, COMSAT's provision of INTELSAT services within the United States. The FCC ruled that, before COMSAT may provide such service, it must first waive the limited immunity from suit which it has with respect to its actions as U.S. Signatory to INTELSAT. COMSAT has appealed that ruling on the ground that its limited immunity arises from international agreements entered into by the U.S. which may not be abrogated by the FCC.

     TARIFFS AND REVENUES. Under the Satellite Act and the Communications Act, COMSAT is subject to regulation by the FCC with respect to CWS's communications services and the rates charged for those services. CWS provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     CWS filed a petition for rulemaking with the FCC seeking incentive-based regulation of its multi-year, switched-voice services for carriers in January 1992. In the absence of FCC action on the petition, CWS filed a petition for partial relief in July 1994. This petition requested expedited FCC action to approve streamlined tariff procedures for all of CWS's INTELSAT satellite services. The petition was also accompanied by an extensive economic study which concluded that CWS faces substantial effective competition in all geographic and service market segments from existing and planned fiber optic cables, separate satellite facilities, and regional and foreign satellite systems, and that its access to the INTELSAT system does not confer upon CWS any market power in the provision of transoceanic telecommunications facilities. The FCC has not acted on CWS's 1992 petition, but in August 1996 the FCC issued an order granting CWS's 1994 request for streamlined tariffing for its switched-voice and private line services. The FCC did not grant CWS's request for streamlined tariffing of its video services, but invited CWS to file a new petition with updated data seeking such relief, which CWS did in October 1996. That petition was granted by the FCC in August 1997 with respect to CWS's full-time video and audio services. Petitions for reconsideration or review of the FCC's August 1996 and August 1997 orders were filed by one of CWS's separate system competitors and are now pending before the FCC.

     In April 1997, the corporation formally petitioned the FCC to re-classify it as a non-dominant carrier or, alternatively, forbearance from dominant carrier regulation pursuant to Section 10(c) of the Telecom Act of 1996. The corporation expects that the FCC will act on the petition in 1998. See "Government Regulation," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and Note 9 to the financial statements.

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

     In 1997, COMSAT filed tariff rate reductions of between 8% and 10% for IBS and VSAT services. In addition, higher speeds and larger bandwidth sizes were made available to accommodate the growing demand of Internet services.

     Approximately 47% of the corporation's consolidated revenues in 1997 were derived from CWS's services (compared to 50% in 1996 and 1995). Approximately 9% of the corporation's consolidated revenues in 1997 were derived from CWS's services to AT&T. Also in 1997, CWS's three largest customers, AT&T, MCI and Sprint, were the source of approximately 20%, 19% and 8%, respectively, of CWS's revenues.

COMSAT MOBILE COMMUNICATIONS

     COMSAT Mobile Communications (CMC) provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using Inmarsat satellites and COMSAT's land earth stations in Connecticut and California, which serve the Atlantic and Pacific Ocean Regions, respectively, and in Malaysia and Turkey, which serve the Indian Ocean Region. These stations enable CMC to offer global coverage for its services. There are currently more than 104,000 mobile terminals operating in the Inmarsat system. As described below, CMC provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

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

     In 1997, COMSAT entered into a memorandum of understanding with the U.S. Coast Guard (USCG) and the National Oceanic and Atmospheric Administration (NOAA) to provide Inmarsat standard-C services in support of USCG position reporting and NOAA survey programs.

     CMC offers two digital services, Inmarsat-B and Inmarsat-M, in the Atlantic, Pacific and Indian Ocean Regions. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. CMC also offers a multi-channel version of Inmarsat-M service that allows cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers.

     In 1997, CMC entered into a five year marketing and distribution agreement with Morsviazsputnik to expand distribution of CMC services to Russian-flagged vessels. In addition, CMC has entered into agreements with Telecom Italia, Videsh Sanchar Nigam Limited (VSNL), OTE and other Inmarsat signatories to permit those entities to resell CMC services through "hosting" arrangements, pursuant to which the unique Inmarsat identification code of each entity is "hosted" at CMC's land earth stations, allowing their customers to use CMC services in other regions in which such entities do no have their own facilities. CMC is currently examining similar arrangements with resellers in other markets.

     In 1997, CMC entered into a teaming arrangement with AT&T to provide satellite communications for "Afloat Personnel Telecommunications Services" on board U.S. Navy vessels. CMC has provided leased services to AT&T to support this service offering.

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

     By an FCC Report and Order issued in 1989, COMSAT was authorized: (i) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (ii) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a non-exclusive basis; and
(iii) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated to be the sole provider of certain domestic aeronautical and land mobile satellite services. In 1995, CMC applied to the FCC for authority to offer domestic aeronautical services. CMC's request is pending before the FCC. In 1996, CMC began offering domestic aeronautical services on an interim basis pursuant to temporary authority granted by the FCC, pending completion of an FCC rulemaking proceeding, which is still ongoing.

     CMC provides aeronautical services with a data service for cockpit communications on commercial flights under an agreement with Aeronautical Radio, Inc., an airline-owned service organization. CMC also provides aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 1,400 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

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

     COMSAT has been selected by United Airlines to provide satellite communications services for passengers (including telephone, fax and data transmission) on approximately 74 United Airlines aircraft, in exchange for making available to United Airlines a financing facility of up to $7 million to promote the use of satellite phones on United Airlines aircraft. The $7 million facility will be drawn upon as United Airlines installs seat-back phones on those aircraft.

     CMC also was selected in 1997 to provide satellite communication services to the international fleet of Delta Airlines (approximately 48 aircraft). CMC entered into agreements with AT&T Wireless, Inc. to provide satellite communications to the passenger cabins and with DeltaTel, Inc. to provide cockpit communications. CMC also concluded an agreement with AT&T to accept the use of the AT&T calling card to support this service offering. In addition, COMSAT provides voice service to Air Canada passengers on 20 aircraft pursuant to an existing arrangement which commenced in 1994.

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

     CMC's land mobile services are currently available using transportable versions of Inmarsat's Inmarsat-A and Inmarsat-B mobile earth stations (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal and a smaller data-only Inmarsat-C terminal through CMC's C-Link service. C-Link service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. The briefcase-size Inmarsat-M terminals provide a more portable and less expensive telephone service for international travelers, the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available.

     The corporation commenced commercial Planet 1 service in January 1997. The Planet 1 terminal is a six pound, laptop computer-sized satellite terminal which utilizes the Inmarsat-3 satellites. This product addresses the demand for global personal communications ahead of the availability of hand-held satellite services. All five of the Inmarsat-3 satellites have been launched and placed in service. In 1997, COMSAT entered into an agreement with Embratel permitting Embratel to resell CMC mini-M service in Brazil. Similar arrangements are being pursued in other countries.

     COMSAT is not generally authorized to provide U.S. domestic land mobile services. However, it is providing U.S. domestic service to certain individual end users under special temporary authorities from the FCC. In 1995, COMSAT applied to the FCC for regular authority to offer land mobile services domestically. In 1996, COMSAT applied to the FCC for blanket authority to construct and operate up to 5,000 Planet 1 terminals in the United States. The FCC has not yet ruled on those applications.

     In November 1997, the FCC issued an order in its "DISCO II" rulemaking proceeding addressing, along with other issues, COMSAT's provision of Inmarsat services within the United States. The FCC ruled that, before COMSAT may provide domestic service within the United States via Inmarsat, it must first waive its immunity from suit, including suit under the U.S. antitrust laws, stemming from its role as U.S. signatory to Inmarsat. COMSAT has appealed that ruling. Based in part on this DISCO II policy, the FCC staff has since denied a COMSAT request for authority to operate up to 50 Planet 1 terminals domestically. COMSAT has since sought reconsideration of the staff decision by the full Commission and a partial waiver of the DISCO II policy.

     In its DISCO II order, the FCC also stated that it will allow COMSAT to provide international service to and from Inmarsat terminals within the U.S., but ruled in January 1998, with regard to a COMSAT Planet 1 application, that COMSAT must first show that the service can be restricted to calls originating or terminating outside of the U.S. COMSAT has since filed an amendment to its underlying Planet 1 application containing proposed means of providing such assurance. The FCC has not yet ruled o COMSAT's application as amended.

     INMARSAT.  Inmarsat  is an  81-nation  organization  headquartered  in
London, England. It operates under three agreements: (1) an intergovernmental convention; (2) a headquarters agreement with the U.K. Government; and (3) an operating agreement signed by each nation's government or designated telecommunications entity (signatory). COMSAT is the U.S. signatory. It represents the United States in Inmarsat, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect the national interest and foreign policy of the United States.

     Each signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are readjusted as of February 1 of each year to approximate the Signatories' respective portions of the total utilization of the Inmarsat space segment for the previous year. COMSAT's investment share, the largest in Inmarsat, was 23.0% as of December 31, 1997, which is unchanged from December 31, 1996. On February 1, 1998, COMSAT's share was reduced to 22.3%.

     At December 31, 1997, total Inmarsat Owners' Equity was approximately $978 million.

     The corporation continues to promote efforts for the privatization of Inmarsat. For a discussion of the current status of INTELSAT restructuring, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     The Inmarsat-3 satellites are the primary operational Inmarsat spacecraft and are used for on-demand services such as Inmarsat A, B, M, Mini-M, C, and Aeronautical. Some services such as Mini-M and Aero-I are spot beam only services and can only be supported on the Inmarsat-3 satellites. Four Inmarsat-3 satellites are operational (two in the Atlantic Ocean Region and one in each of the Pacific and Indian Ocean Regions) and one serves as an in orbit spare.

     The   Inmarsat-2   satellites   are  expected  to  provide  full  time
pre-emptible lease services and backup for global beam services on the Inmarsat-3 satellites. Four Inmarsat-2 satellites are in orbit.

     Inmarsat procured the Inmarsat-2 and Inmarsat-3 satellites and launch services under long-term, multi-satellite contracts which provided for payments by Inmarsat over the contract periods. The contracts for the construction of the Inmarsat-3 satellites required performance-based incentive payments for each satellite after 60 days of successful in-orbit testing and after successful emergence of the spacecraft from the first eclipse season. Additional incentive payments are made quarterly based on continuous satisfactory operation of the satellite through the end of its orbital life. Incentive payments were not paid by Inmarsat in connection with the procurement of the Inmarsat-2 satellites.

     As of December 31, 1997, Inmarsat did not have any contracts to procure additional satellites. Inmarsat has purchased an insurance policy which provides insurance coverage after one satellite failure for certain in-orbit failures for the Inmarsat-3 satellites for 365 days after launch. Neither Inmarsat nor COMSAT carries insurance for in-orbit failures beyond 365 days after launch for the Inmarsat-3 satellites. Similarly, there is no insurance in place for in-orbit failure for the Inmarsat-2 satellites.

     Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See ""Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

     Inmarsat generally offers its customers (including COMSAT) satellite capacity on demand generally under terms that require payments on a per minute basis. In contrast to INTELSAT, Inmarsat has relatively few long-term commitments for satellite capacity.

     ICO. In late 1996 and early 1997, the corporation reduced its direct investment in ICO Global Communications (Holdings) Limited (ICO) and presently owns 1.7%. See Note 5 to the financial statements. The corporation also continues to hold an indirect share of ICO through its ownership interest in Inmarsat, which is also an ICO shareholder. The corporation is evaluating its plans with respect to distribution of ICO products and services and will continue to assess whether its direct ownership i properly aligned with those plans.

     ICO was formed to provide hand-held satellite communications services outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system. The other current major investors in ICO, besides the Corporation and Inmarsat, include Inmarsat signatories and Hughes Communications, Inc. (Hughes) and TRW, Inc., which are expected to compete with the corporation as service providers in the U.S. and other markets. For a discussion of the proposed ICO satellite system and the corporation's investment in ICO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook" and Notes 8 and 10 to the financial statements.

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

     In 1997, COMSAT concluded agreements with ICO to construct, operate and interconnect a "satellite access node" (SAN) in Brewster, Washington. It is contemplated that the Brewster SAN will become part of ICO's backbone network.

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

     In October 1997, IDB informed COMSAT that it was no longer purchasing Inmarsat satellite capacity used by its U.S. land earth stations from COMSAT, but was instead purchasing that capacity from another signatory. COMSAT believes that IDB is required, under the terms of its service contract with COMSAT, U.S. law and the Inmarsat Operating Agreement, to purchase that capacity from COMSAT. After attempts to resolve this issue failed, COMSAT in January 1998 filed a lawsuit against IDB seeking damages for breach of contract in the United States District Court for the Southern District of Maryland. In February 1998, IDB filed a petition for a declaratory ruling asking the FCC to rule that operators of U.S. Inmarsat Land earth stations may purchase Inmarsat satellite capacity from foreign signatories and a motion to dismiss or stay COMSAT's lawsuit until the FCC rules. COMSAT has filed an opposition to both aspects of IDB's motion. The court has not yet ruled.

     In addition,  CMC competes with American Mobile Satellite  Corporation
(AMSC), which launched its own satellite in 1995 to offer U.S. domestic and international mobile satellite services. CMC also competes for maritime communications business with domestic and international operators of cellular radio services, high frequency radio services, mobile satellites and C-band and Ku-band satellites, and in the future is expected to compete with the FCC-licensed low-earth-orbit ("Big Leo") satellite systems of Iridium and GlobalStar and the medium-earth-orbit satellite system of ICO. Operators of C-band satellites have been successful in capturing a significant portion of the maritime communications business with the U.S. Navy and cruise ships. These competitive forces have and are expected to continue to exert downward pressure on CMC's pricing for services provided through the Inmarsat system.

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

     In December 1994, IDB filed two applications seeking authority to provide Inmarsat-M and Inmarsat-B services to maritime and land mobile users through foreign land earth stations in the shore-to-ship direction in the Atlantic and Pacific Ocean regions. In that proceeding, IDB contended that the Inmarsat Act allows U.S. carriers to use Inmarsat land earth stations and space segment obtained from foreign Inmarsat Signatories for U.S.-originating traffic, a position COMSAT opposes. IDB withdrew it applications in July 1995. In August 1995, however, Cruisephone filed applications, which are being opposed by COMSAT, that raise similar issues. In January 1997, IDB filed another application, which COMSAT has opposed, seeking authority to provide Inmarsat-M and -B services (including carriage of U.S.-originating fixed-to-mobile traffic) through foreign land earth stations using Inmarsat satellite capacity procured from foreign signatories. The FCC has not yet ruled on these applications.

     In March 1993, the FCC granted COMSAT a waiver that would allow COMSAT to provide equipment, software and value-added services to customers directly through CMC, rather than through a separate subsidiary, thereby avoiding substantial duplication of personnel and other costs, subject to COMSAT's establishing certain non-structural safeguards. To satisfy the FCC's conditions, COMSAT filed a proposed cost allocation manual and a plan for implementing certain non-accounting safeguards requested by the FCC. The FCC approved cost allocation manual in July 1995. The FCC has since approved the second compliance filing, but has conditioned the waiver's effectiveness on COMSAT's submission, and the FCC's approval, of a revised cost allocation manual. COMSAT submitted the revised cost allocation manual in January 1998. The FCC has not yet acted on that filing.

     In 1995, COMSAT petitioned the FCC for authorization to provide the same kinds of value-added services to its aeronautical and land mobile customers. The FCC granted this petition in 1996, subject to FCC approval of non-structural safeguards -- which approval was granted in 1997. The FCC has made the effectiveness of this waiver conditional upon its approval of COMSAT's revised cost allocation manual.

     REVENUES. Approximately 30% of the corporation's consolidated revenues in 1997 were derived from CMC (compared to 30% in 1996 and 36% in 1995). No single customer of CMC provided more than 10% of the corporation's consolidated revenues in 1997.


                             NETWORK SERVICES

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

     As of December 31, 1997, CI operated 15 companies worldwide. These companies are located in Latin America, Asia and Europe. CI's companies generally are wholly- or majority-owned, with the exception of COMSAT Max Limited, CI's company operating in India, and Viatel, Inc. (Viatel), the European facilities-based carrier and call-back company. At December 31, 1997, CI beneficially owned 50% and 9.5%, respectively, of COMSAT Max Limited and Viatel, respectively. CI's clients are typically local, indigenous large and medium-sized corporations, national branches of multinational corporations and major telecommunications carriers and consortia.

     CI continued to develop new opportunities around the world in 1997. In particular, CI expanded its activities in Latin America through the acquisition of IntelComRed S.A. de C.V., a Mexican satellite services company, and renamed it COMSAT Mexico S.A. de C.V. Primarily through the completion of a statutory merger under Delaware law, CI also increased its ownership interest and operating control of BelCom, Inc. (BelCom) to 100%. BelCom currently provides telecommunications services in the Russian Federation and certain countries of the Newly Independent States (NIS), including Kazakhstan, Uzbekistan and Turkmenistan. In addition, CI sold its 19.66% interest in Philippine Global Communications, Inc. (PhilCom) (see Notes 3 and 5 to the financial statements) in January 1997.

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


CI COMPANY                                  COUNTRY                             CI OWNERSHIP PERCENTAGE
----------                                  -------                             -----------------------

BelCom, Inc.                                Russian Federation and NIS                   100 %
COMSAT Argentina, S.A.                      Argentina                                    100
COMSAT Asia (L)                             China                                         55
  Incorporated
COMSAT de Colombia, S.A.                    Colombia                                     100
Communicaciones Satelitales de              Colombia                                      94
  Colombia
COMSAT de Bolivia S.R.I.                    Bolivia                                      100
COMSAT Brasil Ltda.                         Brazil                                       100
COMSAT de Guatemala, S.A.                   Guatemala                                    100
COMSAT Max Limited                          India                                         50
COMSAT Mexico S.A. de C.V.                  Mexico                                       100
COMSAT Peru, S.A.                           Peru                                          65
COMSAT Digital Services                     Turkey                                        85
COMSAT Telecommunications                   Turkey                                        51
  Services
COMSAT Venezuela,                           Venezuela                                    100
COMSATVEN, C.A                              Venezuela                                    100
Viatel, Inc.                                U.S., Europe, Latin America                    9.5
                                               and Asia

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

     On-going contracts being performed in 1997 include: a contract to design, manufacture and deliver S-band mobile satellite communications equipment; a contract with AT&T to deliver second generation TDMA terminals; a contract with Ericsson to design and develop the HPN ICONET ground facilities subsystems; contracts with INTELSAT to design STRIP 7 and develop a software system for generating INTELSAT TDMA burst time plans; a contract with NASA to provide operation and maintenance support for the ACTS (Advanced Communications Technology Satellite) program; and a variety of technical consulting contracts for INTELSAT, Inmarsat and other governmental and private industry customers.

     COMSAT Laboratories won external contracts with a total value of $29.7 million in 1997. Major new contracts awarded or begun in 1997 include: a contract with Ericsson to design and develop the HPN ICONET ground facilities subsystem for ICO; a contract with Lockheed Martin for the ACES In-Orbit-Test System; a contract with Iridium for its second generation system; a contract with Raytheon for ATM satellite link adapter for the Midas program.

     Revenue from external customers was $24.6 million in 1997 and $32.3 million in 1996. COMSAT Laboratories support of other COMSAT divisions totaled $11.8 million in 1997 and $11.4 million in 1996. At December 31, 1997, COMSAT Laboratories' backlog of orders totaled $28.3 million, as compared to $21.3 million at December 31, 1996.

     COMSAT Laboratories incurred research and development expenditures of $3.7 million in 1997, a decrease of $2.6 million from 1996. These expenditures were largely attributed to the development of its video compression, asynchronous transfer mode (ATM) and software products. COMSAT Laboratories expects R&D expenses to increase in the future as it pursues additional commercial activities.

GOVERNMENT PROGRAMS

     Network Services' government and commercial programs businesses consist of the operations of COMSAT Government Services, Inc. (CGSI) and COMSAT General Corporation, both of which are wholly-owned subsidiaries of the corporation.

     CGSI was incorporated in 1997 to focus more directly on the government satellite market and develop other government service applications. The core business for CGSI is the Commercial Satellite Communications Initiative (CSCI) program which is a contract with the Defense Information Systems Agency (DISA) to provide commercial satellite services. CGSI provides satellite bandwidth, operates two bandwidth management centers currently, and provides satellite engineering services under the CSCI contract.

     COMSAT General provides satellite earth station service through facilities located in Clarksburg, Maryland, Santa Paula, California and Southbury, Connecticut. COMSAT General operates antennas, a satellite control facility, and high speed fiber interconnects to telecommunications carriers and Internet service providers. COMSAT General services include transmission and reception capability to INTELSAT and non INTELSAT satellites for voice, data, Internet and video broadcasts.

     COMSAT General also provides satellite operation service for the Marisat and Comstar satellites, which includes tracking, telemetry, command, and maintenance of these assets. In addition to operating these satellites, COMSAT General also leases transponder capacity on those satellites. COMSAT General provides services to both commercial and government customers.

                          DISCONTINUED OPERATIONS

ASCENT

     During 1995, the corporation incorporated and transferred all of its entertainment assets to COMSAT Entertainment Group, Inc., which was subsequently renamed Ascent Entertainment Group, Inc. (Ascent). An initial public offering of Ascent's common stock was completed in December 1995. Ascent's common stock is traded on the Nasdaq National Market under the symbol "GOAL." Following the offering, the corporation owned 80.67% of Ascent's common stock. During the second quarter of 1997, the corporation began accounting for the operations of substantially all of CRSI as discontinued operations See Note 2 to the financial statements. The corporation distributed its 80.67% ownership interest in Ascent to shareholders on June 27, 1997.

     Ascent's principal business is providing pay-per-view entertainment and information services through its 57 percent-owned subsidiary On Command Corporation. In addition, Ascent is involved in other entertainment-related businesses including ownership and operation of the NBA Denver Nuggets and NHL Colorado Avalanche, development and management of The Pepsi Center through Ascent Arena Company, and Beacon Communications, a motion picture and television production company.

COMSAT RSI

     COMSAT RSI, Inc. (CRSI) was formed in 1994 in connection with the acquisition by the corporation of Radiation Systems, Inc. (RSI). The corporation combined RSI with certain of its then existing antenna and wireless networks product and system integration operations to form CRSI. During the second quarter of 1997, the corporation began accounting for the operations of substantially all of CRSI as discontinued operations. See
Note 2 to the financial statements.

     In March 1998, the corporation entered into a stock purchase agreement to sell substantially all of CRSI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook." The sale of substantially all of the assets and liabilities of JEFA Wireless Systems, a subsidiary of CRSI, was completed in a separate transaction in February 1998. Also included as part of discontinued operations is Electromechanical System, Inc. (EMS), a wholly-owned subsidiary of CRSI, and an equity ownership interest in Plexsys International Corporation (Plexsys), which are being retained by COMSAT per the terms of the stock purchase agreement, pending evaluation of available alternatives. The long-term contract for construction of a radio telescope in Greenbank, West Virginia also is to be retained by the corporation in connection with the stock purchase agreement. The Labs sector of the Network Services segment and the Government Programs sector of Satellite Services now includes certain non-manufacturing, telecommunications contracts and businesses that were previously reported as part of CRSI in the Technology Services segment.

     CRSI designs, manufactures and integrates earth stations, as well as wireless and advanced antenna systems. CRSI has three operating groups:
Advanced Systems, Communication Systems and Wireless Networks. These groups include 10 business units, 9 of which are vertically integrated to serve global telecommunications markets. The remaining unit serves the global machine tool market. CRSI's customers include the U.S. Government, U.S. Government prime contractors, foreign governments, domestic and foreign telecommunication service providers, broadcast and cable television operators, and a wide variety of other commercial customers.

     CRSI's manufactured products include a broad range of parabolic antennas and line-of-sight microwave antennas, cellular and personal communication system (PCS) antennas, satellite frequency converters, microwave components, Ultra-Small Aperture Terminal (USAT) and VSAT equipment, cellular switch and base station radio equipment, servo control systems, vehicle-mounted mobile antennas, multiplexers, antenna monitor and control systems, antenna positioning systems, tactical military antennas, air traffic control antennas, radar antennas, radio telescope antennas, tactical masts, monopoles, towers, and optical measuring devices. CRSI designs, integrates, installs and tests large-scale wireless and satellite ground systems, private VSAT networks, video distribution networks, and network control systems. In addition, CRSI provides turnkey gateway antennas and network control systems for regional and global fixed and mobile satellite systems.

     CRSI competes with major companies around the world in several telecommunications markets. Major competitors in the communications systems market include Scientific Atlanta, Inc.; California Microwave, Inc.; Globecomm Systems, Inc.; Alcatel N.V.; Miteq, Inc.; LNR Communications, Inc.; SSE Telecom, Inc.; NEC; Harris Corporation; and Mitsubishi. In the
wireless networks market, competitors include GM Hughes Electronics Corporation; Gilat Satellite Networks Ltd.; ViaSat, Inc.; Andrew Corporation; Kathrein; Cellwave; Allgon; Gabriel Electronics, Inc.;
Ericsson Radio Systems AB; Northern Telecom Limited; Stanilite; Celcore (recently acquired by DSC Communications Corp.); Alcatel NV; STM Wireless, Inc.; EMS Technologies, Inc.; and Allen Telecom, Inc. The advanced systems markets competition includes Datron Systems, Inc.; TIW Systems, Inc.; Electrospace Systems, Inc.; Signal Processors, Ltd.; Marconi Radar Systems Limited; Cosser Electronics Limited (Raytheon); Tech-Sym Corporation; and Vertex Communications Corporation. Certain companies like Hughes, Scientific Atlanta, California Microwave, Harris, Alcatel and Andrew Corporation compete in most of CRSI's markets. Many of these companies are considerably larger and have greater financial resources than CRSI. In all market areas, CRSI competes on the basis of price, performance, on-time delivery, reliability and customer support.

     As part of the stock purchase agreement, the corporation has agreed to retain the long-term contract for the completion of the 100 meter radio telescope at Green Bank, West Virginia. COMSAT or a subsidiary also will retain the CRSI employees at the site and assume the contracts with two unions that provide on-site labor. CRSI will provide the surface panels and certain other services related to completion of the servo-drive system for the telescope under a separate subcontract. COMSAT is in negotiation with Associated Universities Incorporated, which operates the National Radio Astronomy Observatory at Green Bank under a Co-operative Agreement with the National Science Foundation, for novating of the original contract for construction of the telescope from CRSI to COMSAT. Novation of the Greenbank contract is a condition to the purchaser's obligation to close under the stock purchase agreement. CRSI's $29 million claim for work performed under and relating to the Greenbank contract, which is currently in arbitration, also will be assigned to COMSAT in connection with stock purchase agreement. There can be no assurance that the corporation will be successful in collecting all or any portion of the claim.

     Electromechanical Systems, Inc. (EMS) designs, manufactures and installs multi-axis positioning control units (pedestals) for precision tracking and pointing for air traffic control, weather, radar, communication and surveillance equipment. EMS also provides repair and restoration service for various antenna pedestals for its customers. More than 90% of EMS's current business is with military and government customers, nearly all in the U.S.

     CRSI also owns approximately 53% of the outstanding equity securities of Plexsys International Corporation (Plexsys). Plexsys provides turn-key cellular and wireless local loop systems primarily targeted at thin-route applications in rural or developing markets and manufactures switching and base station equipment. Most of Plexsys' business is in international markets. In February and March 1998, Plexsys substantially reduced its operations and laid off most of its staff. The corporation doe not anticipate that it will recover its investment in Plexsys or certain amounts owed it by Plexsys. The corporation believes that the reserves it has established for the disposition of CRSI generally are adequate to absorb any losses that are likely to be incurred in connection with Plexsys. There can be no assurance, however, that additional reserves will not be required.

                                INVESTMENTS

         The corporation's investments are discussed at Note 5 to the financial statements.

ITEM 2.   PROPERTIES

COMSAT PROPERTIES

     At year end 1997, the headquarters of the corporation and the headquarters of the Satellite Services segment and CI were located in a building in Bethesda, Maryland, which the corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. The corporation has entered into a 15-year lease with the partnership for the new building (see
Note 8 to the financial statements).

     In 1997, the corporation sold the office buildings and land at Clarksburg, Maryland that serve as the headquarters of COMSAT Laboratories, as well as offices for certain operations of CRSI. The corporation leased back the office buildings for a ten-year lease term. See Note 4 to the financial statements.

     The corporation also owns two manufacturing facilities in Dulles, Virginia, one of which serves as the headquarters of CRSI, and land located nearby that is used as an antenna test range by CRSI. Further, the corporation owns or leases 10 other properties in the United States, leases two properties in England and a sales office in Beijing, China. The properties owned by CRSI are to be transferred upon consummation of the proposed sale of CRSI and the purchaser will assume the leases for the CRS leased properties in accordance with the terms of the stock purchase agreement.

     COMSAT General owns 86.3% of the MARISAT Joint Venture, which still operates the MARISAT F-2, one of the three satellites launched in 1976, with capacity leased to the U.S. Navy and Fugro N.V., a Netherlands company. The MARISAT F-1 and F-3 ceased commercial operations in 1996. COMSAT General owns the COMSTAR D-4 satellite (launched in 1981) with capacity leased to CMC and the U.S. Navy.

     The corporation leases earth stations in Turkey and Malaysia, and owns earth stations at Santa Paula, California and Southbury, Connecticut that are used by CMC to provide mobile communications services. A leased earth station in Fucino, Italy along with the California and Connecticut earth stations are used by CRSI to provide TT&C services. The corporation owns earth stations at Clarksburg, Maryland and Paumalu, Hawaii that are used by CWS to provide TT&C services to INTELSAT. The corporation owns an additional earth station at Clarksburg, Maryland which is used by Network Services' Government Programs to house its Satellite Control and Teleport Facilities as well as the Bandwidth Management Center for the U.S. Government CSCI Program.

     CI leases facilities in each of the countries in which it operates. See "General Information - Network Services - COMSAT International" above for a listing of the countries in which CI operates.

     The corporation's properties are believed to be suitable and adequate for the corporation's business operations.

INTELSAT SATELLITES

     The corporation's property accounts include CWS's pro-rata share of INTELSAT satellites. The INTELSAT satellites currently used and under construction are described below. Some of these satellites are planned to be transferred to a separate entity as a result of INTELSAT restructuring. For a discussion of the current status of INTELSAT restructuring, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Outlook."

     There are seven INTELSAT V and VA satellites continuing to operate in the INTELSAT system. All these satellites have reached the end of their design lives and are operating in an inclined orbit. Their capacities range from 15,000 to 17,000 voice circuits or 51 to 57 television channels (or some combination of each depending on the configuration of the satellite). The satellites were built by a predecessor to Space Systems/Loral.

     The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, a subsidiary of General Motors Corporation. These satellites have an average capacity of at least 24,000 bearer circuits or 87 television channels. The INTELSAT VI satellites, the last of which was launched on October 1991, currently provide primarily backbone public switched network (PSN) services in the Atlantic and Indian Ocean regions.

     The INTELSAT-K satellite, constructed by General Electric Technical Services Company, Inc., which was subsequently acquired by Lockheed Martin Corporation and launched in 1992, has an average capacity of 7,000 bearer circuits or 32 television channels. The INTELSAT-K satellite provides video transponder leases to European and North American customers.

     The INTELSAT VII series consists of six satellites constructed by Space Systems/Loral. These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels (or a capacity of 62 36MHz units with a typical minimum power range of 29 to 34.5 decibels relative to one watt (DBW) at C-band and 44 DBW at Ku-band depending on the beam). The last INTELSAT VII satellite was launched in June 1996. These satellites were designed to replace the V/VA satellites. They provide improved utilization and flexibility, with improved radio frequency power, enhanced Ku-band coverage and increased C-band connectivity compared to the V/VA satellites.

     The INTELSAT VIIA series, also constructed by Space Systems/Loral, consists of two satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels (or a capacity of 70 36MHz units with a typical minimum power range of 29 to 36 DBW at C-band and 42.7 to 45 DBW at Ku-band depending on the beam). Of the three INTELSAT VIIA satellites constructed, the first INTELSAT VIIA satellite was successfully launched in May 1995; the launch of the second VIIA, in February 1996 was a failure (see Note 4 to the financial statements); and the third VIIA was successfully launched in March 1996. These satellites provide an enhancement over the VII satellites to meet increased demand for high power Ku-band capacity. New cross-strapped connectivity from Ku-band to C-band allows the provision of satellite news gathering (SNG) service using a roving Ku-band Spot Beam in the uplink.

     The INTELSAT VIII series consists of four satellites constructed by Lockheed Martin Corporation. These satellites have an average capacity of 21,000 bearer circuits or 76 television channels (or a capacity of 76 36MHz units with a typical power range of 29 to 34.5 DBW at C-band and 44 DBW at Ku-band depending on the beam). All four INTELSAT VIII satellites were successfully launched in 1997. They were designed primarily to complement the INTELSAT VI satellites and meet growing demand for C-band services. The INTELSAT VIII series satellites provide new television broadcast mode capability with simultaneous up link from the Northeast zone beam and down link from three West zone beams. The INTELSAT VIII series satellites also provide expanded SNG service with the capability to cross connect any of the Ku-band spot beams to any of the global beams in certain transponders.

     The INTELSAT VIIIA series consists of two satellites constructed by Lockheed Martin Corporation. These satellites have an average capacity of at least 11,600 bearer circuits or 38 television channels (or a capacity of 42 36MHz units with a power range of 39.7 to 42 DBW at C-band and 50.4 to
51.7 DBW at Ku-band depending on the bean). The INTELSAT VIIIA (F-6) was successfully launched in February 1998. The INTELSAT VIIIA (F-5) is scheduled for launch later in 1998. The INTELSAT VIIIA satellites are designed for users requiring high power together with a wide coverage areas in C-band for the provision of services such as video, VSAT applications and PSN. They use complex state-of-the-art antenna technology to provide improved coverage of land areas of North and South America.

     COMSAT has applied to the FCC for authorization to participate in the procurement of the K-TV satellite. This spacecraft is being constructed by Matra Marconi Space and has a capacity of 30 36MHz transponders with a typical minimum range of 36 to 52 DBW depending on the beam. It is expected that the satellite will be launched in the first quarter of 1999. The satellite was designed to provide high power Ku-band capacity specifically for direct-to-home television service, and VSAT network applications, such as data distribution and contribution, including INTERNET/INTRANET networks. The K-TV satellite will provide coverage over areas of India, China and Indonesia/Malaysia.

     COMSAT has applied to the FCC for authorization to participate in the procurement of up to five INTELSAT IX satellites. As of December 31, 1997, procurement of four satellites had been approved by the INTELSAT Board of Governors. These spacecraft are to be built by Space Systems/Loral and are intended to replace the INTELSAT VI satellites in the years 2000 and 2001. The INTELSAT IX satellites are expected to have an average capacity of 98 36MHz transponders with a typical minimum power range of 31 to 47 DBW depending on the beam. The satellites will provide primarily high connectivity backbone PSN services in the Atlantic and Indian Ocean regions. The INTELSAT IX satellites will be INTELSAT's largest capacity satellite with advanced communications and RF performance.


     The corporation has purchased insurance to cover the launch and subsequent in-orbit testing of the INTELSAT VIII and VIIIA satellites. Partial loss in-orbit insurance for the remaining four INTELSAT VIII and VIIIA satellites was purchased for the first 365 days after launch. Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See ""Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

INMARSAT SATELLITES

     The corporation's property accounts include CMC's PRO-RATA share of Inmarsat satellites. The Inmarsat satellites currently used and under construction are described below.

     The second-generation Inmarsat satellite system, known as the Inmarsat-2 series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation. These satellites are now used primarily for leases and backup capacity. The Inmarsat-2 satellites are expected to be moved, depending on traffic demand, to new orbital locations where they will provide full time pre-emptible lease services. The Inmarsat-2 series satellites also provide backup for global beam services on the Inmarsat-3 satellites. Some services such as Mini-M and Aero-I are spot beam only services and can only be supported on the Inmarsat-3 satellites.

     The third-generation Inmarsat satellite system, known as the Inmarsat-3 series, consists of five satellites constructed by Lockheed Martin Astro Space. These satellites use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. The Inmarsat-3s are about eight times more powerful than the Inmarsat-2 series. All five of these satellites were launched successfully. Four of the Inmarsat-3 satellites are the primary operational Inmarsat spacecraft and are used for on-demand services such as Inmarsat A, B, M, Mini-M, C, and Aero. The fifth Inmarsat-3 satellite is planned to be used primarily for leases and backup capacity. Inmarsat has purchased an insurance policy for 365 day in-orbit coverage after launch. For a discussion of financing arrangements related to the Inmarsat-2 and -3 satellites, see Note 6 to the financial statements. Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See ""Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

ITEM 3.   LEGAL PROCEEDINGS

     Neither COMSAT nor any of its subsidiaries is a party to, and none of their property is the subject of, material pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities, except for the matters described in Notes 8 and 9 to the financial statements and as discussed below.

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

     In October 1997, IDB informed COMSAT that it was no longer purchasing Inmarsat satellite capacity used by its U.S. land earth stations from COMSAT, but was instead purchasing that capacity from another signatory. COMSAT believes that IDB is required, under the terms of its service contract with COMSAT, U.S. law and the Inmarsat Operating Agreement, to purchase that capacity from COMSAT. After attempts to resolve this issue failed, COMSAT in January 1998 filed a lawsuit against IDB seeking damages for breach of contract in the United States District Court for the Southern District of Maryland. In February 1998, IDB filed a petition for a declaratory ruling asking the FCC to rule that operators of U.S. Inmarsat land earth stations may purchase Inmarsat satellite capacity from foreign signatories and a motion to dismiss or stay COMSAT's lawsuit until the FCC rules. COMSAT has filed an opposition to both aspects of IDB's motion. The court has not yet ruled.

     COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect o the consolidated financial condition of the corporation but could materially affect consolidated results of operations in a given year or quarter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.


EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                                 AGE AS OF
         NAME                                         OFFICER                                 MARCH 1, 1998
         ----                                         -------                                 --------------

Betty C. Alewine                             President and Chief Executive Officer                    49
Allen E. Flower                              Vice President and Chief Financial Officer               54
Dwight Jasmann*                              President and General Manager,                           61
                                             COMSAT International
Alan G. Korobov                              Controller                                               49
John H. Mattingly                            President, COMSAT Satellite Services                     47
Benjamin A. Pontano                          President, COMSAT Laboratories                           54
Raymond D. Thomas                            President, COMSAT RSI, Inc.                              47
Warren Y. Zeger                              Vice President, General Counsel and Secretary            50

-------------
*Mr. Jasmann resigned as an executive officer effective as of February 2, 1998.

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

     Mr. Flower has been Vice President and Chief Financial Officer since November 1995. From November 1995 to September 1996, he was also Acting Treasurer. He was Controller and Acting Chief Financial Officer from April 1995 through November 1995 and Controller from June 1992 to May 1995. He is a director of Calian Technology Ltd., in which the corporation holds a minority equity investment.

     Mr. Jasmann served as President and General Manager, COMSAT International from August, 1996 to February, 1998. He previously worked for AirTouch Communications as Vice President of Human Resources and Corporate Services and for AT&T, where in his last position he was Managing President and Managing Director of AT&T Asia/Pacific. He is a director of Elcotel, Inc.

     Mr. Korobov has been Controller since November 1995. He was Vice President, Finance for CMC from January 1993 to September 1995.

     Mr. Mattingly has been President, COMSAT Satellite Services since September 1997. He was President, COMSAT World Systems from May 1997 to September 1997 and Vice President and General Manager, COMSAT World Systems from March 1995 to September 1997. He previously served as Vice President, European Ventures, COMSAT International Ventures. Before joining COMSAT in November 1994, he was Senior Vice President and General Manager of OrionNet, Inc.

     Mr. Pontano has been President, COMSAT Laboratories since March 1997, having served as acting President, COMSAT Laboratories from August 1996. He was Vice President, Network Technology Division of COMSAT Laboratories from February 1995 to August 1996. He joined COMSAT Laboratories in 1984 and has held various management positions during that period.

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

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     As of December 31, 1997, there were 50,055,871 shares of common stock, without par value, of the corporation (COMSAT Common Stock) outstanding:
50,036,887 were Series I shares, held by approximately 35,000 holders of record other than communications common carriers; and 18,984 were Series II shares, held by 35 common carriers.

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

     The corporation's Transfer Agent, Registrar and Dividend Disbursing Agent is The Bank of New York, 101 Barclay Street, New York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT Common Stock for the last two years are as follows:

                                                        COMSAT COMMON STOCK
                                            --------------------------------------------

CALENDAR YEAR 1997                           HIGH               LOW             DIVIDEND
------------------                          --------          ----------        --------

First Quarter                               28 1/2              23               .195
Second Quarter                              26 11/16            19 5/8           .05
Third Quarter                               24 5/16             20 13/16         .05
Fourth Quarter                              25 3/4              20 5/16          .05

CALENDAR YEAR 1996                           HIGH               LOW             DIVIDEND
------------------                          --------          ----------        --------

First Quarter                               25 5/8              16 3/4           .195
Second Quarter                              33 1/8              23 3/8           .195
Third Quarter                               26 1/2              18 3/4           .195
Fourth Quarter                              26 3/4              21 1/2           .195




ITEM 6: SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS


In thousands, except per share amounts         1997            1996            1995            1994            1993
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues                               $    562,651    $    545,100    $    507,687    $    500,687    $    488,876
Operating expenses                          480,683         437,875         387,873         367,324         359,351
Operating income                             81,968         107,225         119,814         133,363         129,525
Income from continuing operations            28,568          36,197          43,507          69,245          70,011
Net income (loss)                           (64,446)          8,622          37,817          77,642          84,394

Earnings (loss) per share - assuming
   dilution:
   Income from continuing operations           0.57            0.74            0.91            1.47            1.49
   Net income (loss)                          (1.29)           0.18            0.79            1.65            1.80

BALANCE SHEET DATA
Total assets                              1,894,775       2,097,286       2,022,247       1,851,351       1,651,792
Long-term debt                              461,960         578,379         590,378         511,474         401,154
Stockholders' equity                        586,271         841,817         839,433         826,916         763,440

DIVIDENDS
Dividends paid                               16,975          37,698          36,874          33,547          30,410
Dividends paid per share                      0.345            0.78            0.78            0.76            0.74
Distribution of Ascent Entertainment
   Group, Inc. shares                       194,633               -               -               -               -


Notes:

(1) As discussed in Note 2 to the financial statements, the corporation began accounting for Ascent Entertainment Group, Inc. and substantially all of COMSAT RSI as discontinued operations in 1997. Accordingly, all prior periods have been restated to present Ascent and CRSI as discontinued operations.
(2) The corporation adopted SFAS No. 128, "Earnings per Share" in 1997 and, accordingly, has restated earnings (loss) per share amounts, for all prior periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

     During the second quarter of 1997, the corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) as discontinued operations. The consolidated financial statements have been restated for all periods presented to reflect the results of operations and net assets of Ascent and CRSI as discontinued operations.

CONTINUING OPERATIONS

     Consolidated revenues from continuing operations in 1997 were $563 million, $18 million higher than the previous year. This improvement was the result of a 19% increase in Network Services segment revenues which was, in part, offset by a 1% decrease in Satellite Services segment revenues. Consolidated revenues for 1996 were $545 million, an increase of $37 million as compared to 1995. Network Services segment revenues in 1996 were 58% higher than 1995, while Satellite Services revenues were slightly below the previous year.

     Operating income from continuing operations for 1997 was $82 million, as compared to $107 million for 1996. The lower operating income was primarily the result of lower operating income in the Satellite Services segment and a larger operating loss in the Network Services segment. The decrease in the Satellite Services segment was primarily the result of a lower investment base in COMSAT World Systems (CWS) upon which the regulated rate of return is calculated and increased depreciation from new satellites in COMSAT Mobile Communications (CMC). The increased loss in the Network Services segment resulted from the positive impact in 1996 from a licensing agreement that resolved patent-infringement disputes with certain manufacturers of television encryption and decryption equipment at COMSAT Laboratories which did not reoccur in 1997. Also affecting 1997 operating income were expenses of $4 million for a proxy contest and related litigation brought to enforce certain provisions of the Communications Satellite Act of 1962, which were settled in the second quarter of 1997. Operating income in 1996 was $107 million, $13 million below 1995.

     Other income (expense) for 1997 was a net expense of $3 million, $4 million lower than 1996. This was primarily attributable to improvements in the results of COMSAT International's (CI) equity investments. Other income (expense) for 1996 was a net expense of $7 million, $5 million higher than 1995. This was due to a full year of dividend payments in 1996 on the Monthly Income Preferred Securities (MIPS), which were issued in July 1995 (see Note 7 to the financial statements), offset by a $3 million gain on the sale of ICO Global Communications (Holdings) Limited (ICO) shares. See
Note 5 to the financial statements.

     Interest expense, net of amounts capitalized for 1997, was $42 million, $7 million higher than 1996. The increase primarily reflects reduced interest capitalized due to the completion of several satellite projects. For 1996, interest expense net of amounts capitalized was $35 million, $4 million below the previous year. This improvement was the result of lower interest expense, offset by a decrease in the amount of interest capitalized.

     In 1997, the corporation sold its Clarksburg, Maryland property and recognized a pre-tax gain of $7 million on the sale of the land. See Note 4 to the financial statements.

     The consolidated tax rate on income from continuing operations before taxes and the extraordinary item for 1997 has improved over 1996's effective tax rate principally because of a reduction in state income tax expense.

     Income from continuing operations before extraordinary item for 1997 was $29 million, $7 million below last year. Income for 1996 from continuing operations before extraordinary item was $36 million, $7 million below 1995.

     Basic earnings per share for continuing operations for 1997 were $0.58, $0.18 below 1996. For 1996, basic earnings per share were $0.76, as compared to $0.93 for 1995. Diluted earnings per share for continuing operations for 1997 were $0.57, a $0.17 decrease from 1996. Diluted earnings per share for continuing operations for 1996 and 1995 were $0.74 and $0.91, respectively. See Note 10 to the financial statements.

     Extraordinary loss from early extinguishment of debt, net of tax, for 1997 was $4 million ($0.08 per share). This represents the costs incurred in 1997 from the corporation's repurchase of $90 million of its 8.125% notes and $10 million of its 7.7% medium-term notes. See Note 6 to the financial statements.

DISCONTINUED OPERATIONS

     The loss in 1997 from discontinued operations, net of tax, was $89 million ($1.78 per share, fully diluted) compared to losses of $28 million ($0.56 per share) for 1996 and $6 million ($0.12 per share) for 1995. Discontinued operations include the operations of both Ascent and substantially all of CRSI.

     COMSAT began accounting for substantially all of CRSI as a discontinued operation on June 30, 1997. During the fourth quarter, the corporation recognized an additional charge to discontinued operations of $30 million, after tax, related to the sale of CRSI. This additional charge is primarily attributable to losses now anticipated on the sale of CRSI as well as adjustments in the estimated cost to complete certain long-term contracts. The total loss in discontinued operations for CRSI for 1997 was $60 million, after tax. See Note 2 to the financial statements and Management's Discussion and Analysis - Outlook.

     COMSAT began accounting for Ascent as a discontinued operation on May 16, 1997, when COMSAT's board of directors decided to distribute the corporation's 80.67% interest in Ascent to COMSAT's shareholders. On June 27, 1997, COMSAT completed the spinoff of Ascent as a tax-free dividend to COMSAT's shareholders. The 1997 loss from discontinued operations for Ascent was $29 million, net of tax. See Note 2 to the financial statements.

CONSOLIDATED RESULTS

     On a consolidated basis, including discontinued operations and the extraordinary item, the net loss for 1997 was $64 million versus 1996 net income of $9 million. For 1995, the consolidated net income was $38 million.

     Basic losses per share for 1997 were $1.32, as compared to 1996 earnings per share of $0.18. Basic earnings per share for 1995 were $0.81. Diluted losses per share for 1997 were $1.29, as compared to diluted earnings per share for 1996 and 1995 of $0.18 and $0.79, respectively. See
Note 10 to the financial statements.

SEGMENT OPERATING RESULTS

     The corporation has reported operating results in two segments -- Satellite Services and Network Services (see Note 15 to the financial statements). The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs. COMSAT Laboratories and Government Programs results now include certain non-manufacturing, telecommunications contracts and businesses that were previously reported as part of CRSI.


In millions                                                            1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------

REVENUES
--------
Satellite Services:
     World Systems                                          $        262.9       $        273.0       $        254.7
     Mobile Communications                                           167.8                160.9                180.4
                                                            ---------------      ---------------      ---------------
     Total Satellite Services                                        430.7                433.9                435.1
                                                            ---------------      ---------------      ---------------

Network Services:
     International                                                    89.7                 58.1                 37.7
     Laboratories                                                     36.3                 43.7                 25.9
     Government Programs                                              44.0                 40.7                 26.8
                                                            ---------------      ---------------      ---------------
     Total Network Services                                          170.0                142.5                 90.4
                                                            ---------------      ---------------      ---------------

Eliminations and other                                               (38.1)               (31.3)               (17.8)
                                                            ---------------      ---------------      ---------------
     Total                                                  $        562.6       $        545.1       $        507.7
                                                            ===============      ===============      ===============

OPERATING INCOME (LOSS)
-----------------------
Satellite Services:
     World Systems                                          $        100.4       $        104.6       $        109.8
     Mobile Communications                                            23.1                 31.9                 54.9
                                                            ---------------      ---------------      ---------------
     Total Satellite Services                                        123.5                136.5                164.7
                                                            ---------------      ---------------      ---------------

Network Services:
     International                                                   (14.0)               (17.3)               (20.7)
     Laboratories                                                     (2.0)                 7.1                 (4.0)
     Government Programs                                              (0.4)                 5.1                  6.6
                                                            ---------------      ---------------      ---------------
     Total Network Services                                          (16.4)                (5.1)               (18.1)
                                                            ---------------      ---------------      ---------------

     Total segment operating income                                  107.1                131.4                146.6
Provision for restructuring                                              -                    -                 (3.9)
General and administrative expense                                   (23.2)               (24.0)               (19.9)
Other                                                                 (1.9)                (0.2)                (3.0)
                                                            ---------------      ---------------      ---------------
     Total                                                  $         82.0       $        107.2       $        119.8
                                                            ===============      ===============      ===============

SATELLITE SERVICES

     Satellite  Services  includes  the Federal  Communications  Commission
(FCC) regulated and non-regulated businesses of CWS and CMC. CWS provides international voice, data, video and audio communications as the statutorily designated U.S. participant in the global satellite system of the International Telecommunications Satellite Organization (INTELSAT). CMC provides maritime, aeronautical and land mobile communications services as the statutorily designated U.S. participant in the global satellite system of the International Mobile Satellite Organization (Inmarsat).

     Revenues in the Satellite Services segment in 1997 were $431 million, 1% below last year. Revenues in 1996 were $434 million, $1 million below 1995. Operating income in the Satellite Services segment in 1997 was $124 million, a decline of $12 million as compared to 1996. Operating income in 1996 was $137 million, $28 million below the previous year.

     CWS revenues for 1997 were $263 million, 4% below 1996. Increased revenues from Very Small Aperture Terminal (VSAT) leases and International Business Service (IBS) traffic were offset by contracted reductions in full-time voice revenues and lower fiber-optic cable restoration revenues. The lower voice revenues stemmed primarily from scheduled rate reductions in long-term carrier contracts with AT&T, MCI and Sprint, CWS's three largest international carrier customers. CWS's 1996 revenues were $273 million, which reflects a 7% increase over 1995. The improvement in revenues came primarily from increases in VSAT leases, IBS traffic and CWS's share of revenues from the INTELSAT system. These increases were partially offset by reduced revenues from scheduled rate reductions in long-term carrier contracts.

     Operating income for CWS in 1997 was $100 million, 4% below last year. The 1997 results reflect increased depreciation from placing in service three INTELSAT satellites during the past 12 months, offset in part by improved earnings realized on carrier-to-carrier contracts and the recovery of certain litigation costs. Operating income in 1996 in CWS was $105 million, a 5% decrease from the prior year. The decline in operating income was the result of a lower investment base upon which the regulated rate of return is calculated. This was the result of insurance proceeds received from the February 1996 launch failure of the INTELSAT 708 satellite. See
Note 4 to the financial statements.

     Revenues in CMC for 1997 were $168 million, an increase of 4% compared to the prior year. The higher revenues were primarily the result of sales of Planet 1 terminals and service, and increases in CMC's share of revenues from the Inmarsat system. Offsetting this increase in revenues were decreases in analog telephone transmissions and lower volume in the bulk service contract with IDB Mobile Communications (IDB). CMC's 1996 revenues were $161 million, a decrease of 11% as compared to 1995. The lower revenues were primarily the result of decreases in analog telephone and telex revenues, expiration of the American Mobile Satellite Corporation
(AMSC) service contract in December 1995 and lower volume in the bulk service contract with IDB.

     CMC's operating income for 1997 was $23 million, $9 million below 1996. The decrease was primarily the result of increased depreciation associated with two Inmarsat-3 satellites placed in service during 1997, and lower revenues and increased costs related to Planet 1 service, which began commercial operation in 1997. Operating income in CMC for 1996 was $32 million, or 42% lower than 1995 due to lower revenues, increased depreciation expense associated with two Inmarsat-3 satellites placed in service during 1996 and increased costs related to the start up of Planet 1 service.

NETWORK SERVICES

     Network Services includes CI, COMSAT Laboratories and Government Programs. CI operates an integrated group of telecommunications businesses in countries with rapidly growing telecommunications markets and provides individualized digital network solutions to customers located in these markets. COMSAT Laboratories consists of two main businesses -- technical consulting and communications products. Government Programs includes the Commercial Satellite Communications Initiative (CSCI) contract, Satellite Control Facility and Special Program Office.

     Network Services segment revenues in 1997 were $170 million, $28 million, or 19% higher than 1996. Included in revenues and operating income during 1996 was $8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment at COMSAT Laboratories. Revenues for the Network Services segment in 1996 were $143 million, a 58% improvement over 1995. The 1997 Network Services segment operating loss was $16 million, compared to an operating loss of $5 million in the prior year. The 1996 loss was lower primarily due to the positive impact of the licensing agreement noted above. The operating loss in 1996 was $13 million lower than 1995.

     CI's revenues in 1997 and 1996 were $90 million and $58 million, respectively, 54% better than each of their comparative years. The increase in revenues in CI was driven primarily by improvements in CI's operations in Brazil, Argentina and Venezuela. Partially offsetting the increase in 1996 as compared to 1995 was a decline in revenues in BelCom, CI's company operating in Russia and in the Newly Independent States (NIS).

     CI's operating loss in 1997 was $14 million, $3 million lower than 1996. The improvement was primarily the result of a decrease in losses at BelCom. Revenue commitments under long-term contracts increased to $323 million at December 31, 1997, as compared to $220 million at the end of 1996. CI's operating loss in 1996 was $17 million, 16% less than the previous year's loss of $21 million. This improvement was primarily the result of the increase in revenues in Brazil and a decrease in the operating losses at BelCom. Partially offsetting these improvements were start-up costs associated with CI's newer companies in China, Colombia and Venezuela.

     In May 1997, CI acquired full ownership of the Mexican corporation IntelCom Red S.A. de C.V., which was previously a wholly owned subsidiary of ICG Satellite Services, Inc., and renamed it COMSAT Mexico S.A. de C.V. (COMSAT Mexico). COMSAT Mexico offers business customers digital, domestic and international private-line services to support voice, data and image applications. In January 1997, CI sold its remaining interest in Philippine Global Communications, Inc. (PhilCom) at book value for $34 million. See Notes 3 and 5 to the financial statements.

     COMSAT Laboratories' revenues for 1997 were $36 million, as compared to $44 million for 1996. Exclusive of the $8 million of revenues related to the 1996 agreement that resolved patent disputes, COMSAT Laboratories' 1997 revenues were at approximately the same level as 1996, and 1996 revenues were 39% higher than 1995.

     The operating loss for COMSAT Laboratories for 1997 was $2 million, compared to operating income of $7 million for 1996. Exclusive of the income related to the agreement on patent disputes, the 1997 operating loss was $1 million more than 1996, and the 1996 operating loss was $3 million lower than 1995. The Laboratories' backlog at December 31, 1997, was $28 million, 33% higher than at the end of 1996.

     Government Programs' revenues in 1997 were $44 million, an increase of $3 million over the previous year. The increased revenues were related to the CSCI contract and were offset by lower revenues from two Marisat satellites that ceased operating in 1996 after 20 years of service. Revenues in Government Programs in 1996 were $41 million, $14 million higher than 1995. This increase was primarily due to increased revenues associated with the CSCI contract, which started in the fourth quarter of 1995.

     The operating loss for Government Programs in 1997 was $400,000, compared to operating income of $5 million for 1996. This was the result of lower revenues from the loss of the Marisat satellites and increased costs associated with the CSCI contract. Government Programs 1996 operating income was $2 million below 1995.

OUTLOOK

     MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE EVENTS AND OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS AND THE CORPORATION'S FUTURE OPERATING RESULTS MAY BE AFFECTED BY THE TIMING AND OUTCOME OF PENDING REGULATORY AND LEGISLATIVE ACTIONS, INCLUDING THE CORPORATION'S PETITION BEFORE THE FCC FOR CLASSIFICATION AS A NON-DOMINANT CARRIER AND A BILL INTRODUCED IN CONGRESS WHICH CALLS FOR THE PRIVATIZATION OF INTELSAT AND INMARSAT; EFFORTS TO RESTRUCTURE INTELSAT AND INMARSAT; COMPETITIVE BUSINESS CONDITIONS; THE DISPOSITION OF DISCONTINUED OPERATIONS; AND OTHER FACTORS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

     In March 1997, COMSAT's board of directors approved a strategic plan to refocus the corporation on international satellite services and digital networking services and technology as discussed in the corporation's 1996 Annual Report on Form 10-K. As a part of the strategic plan, the corporation decided to divest its ownership interest in Ascent and sell substantially all of the assets and operations of CRSI as well as other non-core assets. On June 27, 1997, the corporation distributed its ownership interest in Ascent to its shareholders through a tax-free dividend.

     In March 1998, the corporation signed a stock purchase agreement to sell substantially all of CRSI for $116.5 million. The sale price is subject to adjustment based on inter-company loans and advances between COMSAT and CRSI at the time of the closing. Closing for the sale is expected to occur on or before June 30, 1998, and is dependent upon completion of certain conditions agreed to by the parties, third party consents and regulatory filings. The financial impact of the transaction was included in the corporation's 1997 loss from discontinued operations. As part of the agreement, the corporation is retaining Electromechanical Systems, Inc. and Plexsys International Corporation, pending evaluation of available alternatives. COMSAT also will retain and complete a long-term construction contract for a radio telescope in Green Bank, West Virginia. JEFA Wireless Systems, a wholly owned subsidiary, was disposed of in a separate transaction in February 1998.

     The corporation's 1998 operating income from continuing operations is expected to be better than 1997, while the net income from continuing operations is expected to be at approximately the same level as 1997. Following is a discussion of COMSAT's two business segments.

SATELLITE SERVICES

     In the first quarter of 1998, continued progress was made in the corporation's ongoing efforts to restructure INTELSAT and Inmarsat.

     The INTELSAT Board of Governors and an internal working group have approved a restructuring plan that involves creation of a separate entity (referred to as "INC") to which six satellites would be transferred. An Assembly of Parties (meeting of governments) is now scheduled for March 1998 at which final approval for an overall restructuring plan is to be considered. Assuming that schedule is maintained, INC would be formally established as a separate business entity in the second quarter of 1998, and an initial public offering for INC would be expected to occur sometime during the first half of 1999. The restructuring plan to be considered by the Assembly of Parties includes recommendations on several key issues, including INC's ownership structure and competitive safeguards. As currently proposed, INTELSAT's direct ownership in INC would be limited to 10%, and individual ownership levels would be limited to 17%. The proposal, however, would grandfather the corporation's direct ownership in INC pending completion of the initial public offering to the extent that the corporation's direct ownership would exceed the limit ultimately established.

     At its March 1998 meeting, the Inmarsat Council approved a plan to transfer the operating assets of the current Inmarsat intergovernmental organization to a new company. The Council will present its proposed plan to the Inmarsat Assembly of Parties for consideration at a meeting now scheduled for April 1998. Under the proposal, the target date for completing the transition to a private company is January 1, 1999. While the new company initially would not be publicly traded, it is expected that the company would proceed with an initial public offering within 24 months after its creation. As currently proposed, individual ownership in the new company would be capped at 15%, although COMSAT's current 22% ownership in Inmarsat would be grandfathered. Prior to the public offering, owners would be able to trade shares, and strategic investors would be able to invest up to $500 million in equity in the new company.

     Approval of the restructuring proposals under consideration at INTELSAT and Inmarsat will require a vote of two-thirds of the member governments that are present and voting (up to 142 in the case of INTELSAT and 81 in the case of Inmarsat, with each having one vote) at the Assembly of Parties at which approval is sought. The Inmarsat restructure timetable is contingent on Inmarsat member governments reaching broad consensus on implementing the proposed amendments to the Inmarsat Convention prior to formal ratification. If such consensus is not achieved, the ratification process could take longer. The corporation, as a minority shareholder and the U.S. signatory to both organizations, lacks the ability to independently effect a restructuring of either INTELSAT or Inmarsat. The success and timing of the corporation's privatization efforts will be dependent upon the corporation's ability to achieve a consensus among other signatories and participating member governments.

     In April 1997, the corporation petitioned the FCC for classification as a non-dominant carrier and for regulatory forbearance. The petition requests that limits on the company's rate of return and structural separation requirements be removed and that CWS be allowed to change its tariff rates and introduce new services over the INTELSAT satellite system on one-day notice. The petition has been opposed by certain of the corporation's competitors and customers. The corporation expects that the FCC will act on the petition in 1998, but cannot predict with accuracy the outcome and timing of FCC regulatory action nor whether the FCC may impose conditions on a grant of the corporation's petition, such as allowing customers some form of direct access to the INTELSAT system, abrogating certain provisions of the corporation's inter-carrier agreements with its largest carrier customers, or requiring the corporation to waive its privileges and immunities as a INTELSAT signatory.

     The U.S. House of Representatives Commerce Committee has approved a bill entitled the "Communications Satellite Competition and Privatization Act of 1997" (H.R. 1872) over strong bipartisan opposition for consideration by the House of Representatives. To become law, the bill will have to be approved by the full House, considered and passed by the U.S. Senate and signed by the President. While the corporation supports the bill's stated objective of privatizing INTELSAT and Inmarsat in a pro-competitive manner, COMSAT is strongly opposed to the bill as proposed, since it would have an extremely punitive effect on COMSAT and its shareholders. However, the bill is in an early stage of the legislative process, and the corporation expects that the objectionable provisions of the bill will be addressed and resolved in the later stages of the process.

     As proposed, H.R. 1872 could restrict COMSAT from offering certain existing and future services via the INTELSAT and Inmarsat satellite systems and might relieve major customers from existing traffic contracts with the corporation. The bill could impair COMSAT's investment in INTELSAT and Inmarsat by, among other actions, possibly requiring the return of orbital positions and spectrum needed in INTELSAT and Inmarsat operations. The bill also would direct the FCC to permit other companies to directly access the INTELSAT and Inmarsat satellite systems in the U.S., thus discontinuing COMSAT's exclusive provider role, subject to certain safeguards that would insure fair compensation to COMSAT. On the plus side, the bill would no longer require the FCC to defer action on the corporation's petition for non-dominant carrier classification until direct access is granted. The bill, however, would link the removal of the existing 10% ownership limitation on COMSAT's common stock under the Satellite Act to the point in time when direct access is granted. The bill also specifies criteria for the privatization and proposed restructuring of INTELSAT that, if not agreed to by the other member nations of INTELSAT, might restrict INTELSAT's proposed new commercial affiliate, INC, from accessing the U.S. market. In addition, if the privatization of INTELSAT and Inmarsat is not completed by a mandatory timetable in accordance with the criteria, non-core INTELSAT and Inmarsat services might be foreclosed from U.S. markets.

     The corporation is, and will continue, opposing the bill, unless it is modified in an acceptable, pro-competitive manner that would not adversely affect the corporation's business and the value of its shareholders' investments in the INTELSAT and Inmarsat satellite systems.

     Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit. Such costs will be expensed in the period in which the satellite is lost at launch or experiences a total failure in orbit. Previously, the costs of such failed series satellites were amortized over their original useful lives. Partial in-orbit failures will be evaluated for impairment according to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." Effective January 1, 1998, the corporation also changed its accounting policy with respect to satellite performance incentives paid to manufacturers to capitalize the net present value of such payments as a component of the cost of the satellite. Previously, certain of these payments were expensed as paid. These changes will not have a material effect on the corporation's financial statements.

     COMSAT World Systems (CWS) continues to be well positioned with major international carriers through long-term agreements to provide cost-competitive services for bulk usage beyond the year 2000. In addition, CWS expects growth from the provision of services in emerging markets, including international VSAT and Asynchronous Transfer Mode (ATM) services. CWS is expected to face increasing competition over the longer term.

     In addition  to seven  satellites  currently  on order,  INTELSAT  has signed a lease for capacity aboard the INSAT-2E satellite in the Asia-Pacific region, planned for launch in the second half of 1998. INTELSAT launched four VIII series satellites successfully in 1997 and plans for two launches in 1998. The new INTELSAT VIII series satellites offer higher-power C-band capabilities to address various markets.

     COMSAT Mobile Communications (CMC) plans to continue to expand its service offerings and value-added products to meet anticipated growth in customers' needs. The increasing number of digital terminals with improved operating efficiency and reduced service charges are expected to continue to provide traffic growth in land mobile, small commercial and pleasure boat, and business traveler markets. CMC expects to continue to face increasing competition from existing Inmarsat service providers, other wireless communications services (including C-band) and other potential market entrants.

     In late 1996, the Federal Aviation Administration (FAA) selected CMC to provide satellite and uplink services for the Wide Area Augmentation System (WAAS). The initial contract is expected to generate revenues of $57 million through 2001 and could generate revenues of up to $100 million if all options are exercised through 2006.

     In late 1996 and early 1997, the corporation reduced its direct ownership in ICO and presently owns 1.7%. The corporation also continues to hold an indirect share of ICO through its ownership in Inmarsat, which is also an ICO shareholder. The corporation is evaluating its plans with respect to distribution of ICO products and services and will continue to assess whether its direct ownership is properly aligned with those plans.

     As with any new product, there are a number of factors that may affect the corporation's ability to offer Planet 1 and ICO services on a profitable basis. Such factors include the level of consumer acceptance and demand, the quality and pricing of competitive services, and the performance of ground and space systems and customer terminals. In order to offer Planet 1 and ICO services, the corporation must obtain certain regulatory approvals. See Notes 8 and 9 to the financial statements. In addition, ICO must receive the funding required to complete its satellite system.

NETWORK SERVICES

     COMSAT International (CI) will continue to operate an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in selected markets. CI also plans to develop prospective international telecommunications opportunities that are consistent with its digital networking strategy. In this regard, CI will continue to target those rapidly growing markets where a significant number of CI's existing or targeted clients are located (or in which they intend to locate).

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

     In early 1997, the Communications Secretariat of Argentina (Secretariat) issued resolutions which reserve for Nahuelsat, the domestic Argentine satellite operator, certain exclusive rights for the sale of domestic Ku-band satellite services in Argentina. COMSAT Argentina has reserved sufficient Ku-band capacity to address its current and future business requirements through 1998. Following 1998, however, COMSAT Argentina will be required to secure additional capacity from Nahuelsat for new business. There can be no assurance that adequate Ku-band space segment will be available at that time, or that Nahuelsat will have adequate back-up capacity in the event of a satellite failure, or that if space segment is available, it will be priced competitively.

     In September 1997, the Secretariat issued a resolution that permits Telintar, the exclusive provider of international voice telephony and data services in Argentina, to provide switched domestic Internet services within Argentina. The resolution is drafted broadly enough that it also may be construed to permit Telintar to provide switched domestic data services. Presently it is unclear, however, whether the Secretariat will interpret the resolution to apply to domestic data services. COMSAT Argentina challenged the resolution on the ground that domestic switching of Internet and/or data services by Telintar is not permitted under its franchise. In November 1997, COMSAT Argentina received a preliminary injunction suspending the resolution. The injunction will remain in effect until the Secretariat rules on COMSAT Argentina's request for administrative relief from the resolution. The Secretariat has also appealed the imposition of the preliminary injunction. The resolution, together with other recent actions of the Secretariat, including its resolutions awarding Nahuelsat the exclusive right to sell domestic Ku-band capacity in Argentina, appears to indicate a willingness of the Secretariat to adopt initiatives that benefit large, domestic and incumbent telecommunications service providers to the detriment of competitors, such as COMSAT Argentina, which are smaller than the domestic incumbents. The corporation intends to monitor regulatory developments in Argentina closely. There can be no assurance, however, that the recent actions of the Secretariat or other regulatory developments in respect to those actions will be resolved without any material affect on COMSAT Argentina's future business prospects.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year (i.e. "97" for 1997). Certain of the corporation's computer programs that have date-sensitive software may not operate properly when the last two digits become "00", as will occur on January 1, 2000. To the extent that this situation may exist, there is a potential for computer system failure or miscalculations, which could cause disruption of operations. The problem is not limited to computer programs, as some of the corporation's equipment that has date-sensitive processors may not be able to process dates after December 31, 1999.

     In the second half of 1996, the corporation initiated a program to identify and properly address issues associated with the year 2000 problem in order to avoid interruption to the corporation's operations at the turn of the century. The corporation has made substantial progress in assessing how it will be impacted by the year 2000 issue. Currently, the corporation is in the process of modifying or replacing computer systems and other date-sensitive equipment, so that the corporation's key systems will be year 2000 compliant. The corporation presently believes that such changes to the corporation's key systems and equipment will be completed and tested by the end of the second quarter of 1999.

     The corporation's current estimate is that it will cost between $3 million and $5 million prior to January 1, 2000, to modify its in-house management information systems, customer products, and other systems and equipment impacted by the year 2000 issue. The corporation does not expect the costs directly attributable to the year 2000 issue to have a material effect on its consolidated results from operations in a given year.

     Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. Specific factors that might cause material differences in the estimates include, but are not limited to, the availability and cost of personnel with appropriate necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

                  ANALYSIS OF CONSOLIDATED BALANCE SHEETS

ASSETS

     The corporation ended 1997 with $1.9 billion of assets, as compared to $2.1 billion at December 31, 1996. Included in current assets in each of their respective periods were $142 million and $378 million associated with the net assets of discontinued operations.

     Current assets decreased during 1997 by $220 million, of which $209 million was related to the spinoff of Ascent which occurred in June 1997. See Note 2 to the financial statements.

     Property and equipment additions amounted to $259 million for 1997. The increase in property and equipment was primarily related to the investment in new communication property and equipment at CI and additions related to CWS's and CMC's share of INTELSAT and Inmarsat satellite programs.

     Investments decreased $33 million during 1997 as the corporation sold its remaining interest in PhilCom in January 1997 at book value of $34 million. See Notes 3 and 5 to the financial statements.

LIABILITIES

     The corporation's total liabilities increased during 1997 by $53 million. This was primarily the result of a $15 million increase in borrowings and an increase of $36 million related to the Clarksburg, Maryland building financing transaction. See Note 4 to the financial statements.

          ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash from operating activities for 1997 was $169 million, 14% below 1996. The Satellite Services segment generated the majority of the corporation's cash from operations. The corporation made interest payments, net of amounts capitalized, of $40 million and tax payments of $11 million.

     During 1997, the corporation used $221 million in investing activities, a 5% decrease from 1996. The 1997 purchases of property and equipment occurred in both the Satellite Services and Network Services segments, as the corporation continued to make capital investments equal to its related shares of INTELSAT's and Inmarsat's satellite programs and purchased communications plant and equipment predominantly in CI's Latin American companies. The corporation expects to make additional investments in property and equipment in 1998 at approximately the same level as 1997.

     Cash proceeds from financing activities in 1997 were a net $50 million, as the corporation received $34 million as a result of the Clarksburg financing transaction. See Note 4 to the financial statements. Of the total increase in short-term borrowings, $106 million was used to repurchase $100 million of long-term debt. See Note 6 to the financial statements. The quarterly dividend throughout 1996 and the first quarter of 1997 was $0.195 per share and for the last three quarters of 1997 was $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The corporation's working capital at December 31, 1997, was $22 million, $354 million lower than at December 31, 1996. The decrease in working capital during 1997 was primarily the result of the reduction in current assets of $209 million due to the spinoff of Ascent on June 27, 1997 (see Note 2 to the financial statements), and the use of $106 million of commercial paper to repurchase long-term debt (see Note 6 to the financial statements). Cash from operating activities and short-term borrowings will be used for the near term to fund growth and to finance working capital needs.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $150 million in borrowings outstanding at December 31, 1997. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program. The corporation plans to reduce short-term debt with the proceeds from the sale of substantially all of the assets and operations of CRSI. Consummation of the sale of CRSI, however, remains subject to certain conditions. See Management's Discussion and Analysis - Outlook.

     During 1997, the corporation repurchased a total of $90 million of its 8.125% notes due 2004 using proceeds from short-term debt. This reduced the total outstanding of the 8.125% notes from $160 million at December 31, 1996, to $70 million at December 31, 1997. In addition, the corporation repurchased $10 million of its 7.7% medium-term notes using proceeds from short-term debt. This reduced the corporation's total outstanding medium-term notes from $74 million at December 31, 1996, to $64 million at December 31, 1997. The corporation had $36 million remaining under a $100 million medium-term note program at December 31, 1997. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. Under the approved FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term, debt-to-total-capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. The corporation was in compliance with the guidelines at December 31, 1997, with a long-term, debt-to-total-capital ratio of 44.1%, $163 million in short-term debt outstanding and an interest coverage ratio of 2.6 to 1.

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

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
COMSAT Corporation:

We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




Deloitte & Touche LLP
Washington, D.C.
February 12, 1998
(March 16, 1998 as to the tenth paragraph of Note 2)

                    COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
            For the Years Ended December 31, 1997, 1996 and 1995


In thousands, except per share amounts                                         1997            1996            1995
--------------------------------------------------------------------------------------------------------------------
REVENUES                                                                $   562,651     $   545,100     $   507,687
                                                                        ------------    ------------    ------------

OPERATING EXPENSES:
   Cost of services                                                         263,934         247,120         214,244
   Depreciation and amortization                                            184,206         155,296         140,757
   Research and development                                                   9,296          11,518           9,114
   General and administrative                                                23,247          23,941          19,856
   Provision for restructuring                                                    -               -           3,902
                                                                        ------------    ------------    ------------
   Total operating expenses                                                 480,683         437,875         387,873
                                                                        ------------    ------------    ------------

OPERATING INCOME                                                             81,968         107,225         119,814

Other income (expense), net                                                  (3,016)         (7,409)         (2,166)
Interest cost                                                               (51,426)        (50,455)        (59,215)
Interest capitalized                                                          9,394          15,760          20,355
Gain on sale of land                                                          7,261               -               -
                                                                        ------------    ------------    ------------

Income from continuing operations before taxes and extraordinary item        44,181          65,121          78,788

Income tax expense                                                           15,613          28,924          35,281
                                                                        ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM                  28,568          36,197          43,507

DISCONTINUED OPERATIONS, NET TAX:
   Loss from operations                                                     (17,572)        (27,575)         (5,690)
   Loss on disposal                                                         (71,496)              -               -
                                                                        ------------    ------------    ------------
   Loss from discontinued operations                                        (89,068)        (27,575)         (5,690)
                                                                        ------------    ------------    ------------

Income (loss) before extraordinary item                                     (60,500)          8,622          37,817

Extraordinary loss from early extinguishment of debt (net of tax)            (3,946)              -               -
                                                                        ------------    ------------    ------------

NET INCOME (LOSS)                                                       $   (64,446)    $     8,622     $    37,817
                                                                        ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
   Income from continuing operations before extraordinary item          $      0.58     $      0.76     $      0.93
   Discontinued operations                                                    (1.82)          (0.58)          (0.12)
   Extraordinary item                                                         (0.08)              -               -
                                                                        ------------    ------------    ------------
   Net income (loss)                                                    $     (1.32)    $      0.18     $      0.81
                                                                        ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE-ASSUMING DILUTION:
   Income from continuing operations before extraordinary item          $      0.57     $      0.74     $      0.91
   Discontinued operations                                                    (1.78)          (0.56)          (0.12)
   Extraordinary item                                                         (0.08)              -               -
                                                                        ------------    ------------    ------------
   Net income (loss)                                                    $     (1.29)    $      0.18     $      0.79
                                                                        ============    ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 1997 and 1996


In thousands                                                                              1997            1996
---------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $      5,757    $      7,659
   Receivables                                                                         147,621         133,952
   Deferred income taxes                                                                 7,469           6,050
   Other                                                                                14,918          12,348
   Net assets of discontinued operations                                               142,484         378,175
                                                                                  -------------   -------------
   Total current assets                                                                318,249         538,184
                                                                                  -------------   -------------

Property and equipment                                                               1,359,293       1,322,985
Investments                                                                             91,543         124,442
Goodwill                                                                                12,722          13,189
Other assets                                                                           112,968          98,486
                                                                                  -------------   -------------
   TOTAL ASSETS                                                                   $  1,894,775    $  2,097,286
                                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $     13,785    $     13,802
   Commercial paper                                                                    149,506          17,993
   Accounts payable and accrued liabilities                                             89,772          73,426
   Due to related parties                                                               34,664          42,263
   Accrued income taxes                                                                  5,743           9,741
   Accrued interest                                                                      3,176           5,377
                                                                                  -------------   -------------
   Total current liabilities                                                           296,646         162,602
                                                                                  -------------   -------------

Long-term debt                                                                         461,960         578,379
Deferred income taxes                                                                  112,226         112,894
Deferred investment tax credits                                                          9,523          12,350
Accrued post-retirement benefit costs                                                   49,246          50,423
Other long-term liabilities                                                            178,903         138,821
Commitments and contingencies (notes 8, 9 & 14)                                              -               -
Preferred securities issued by subsidiary                                              200,000         200,000

STOCKHOLDERS' EQUITY:
   Common stock, without par value, 100,000 shares authorized,
       50,197 shares issued in 1997 and 49,090 in 1996                                 366,901         340,691
   Preferred stock, 5,000 shares authorized, no shares issued or outstanding                 -               -
   Retained earnings                                                                   226,785         502,839
   Treasury stock, at cost, 141 shares in 1997 and 269 in 1996                          (1,758)         (3,006)
   Unearned compensation                                                                (4,739)         (3,757)
   Other                                                                                  (918)           5,050
                                                                                  -------------   -------------
   Total stockholders' equity                                                          586,271         841,817
                                                                                  -------------   -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  1,894,775    $  2,097,286
                                                                                  =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CASH FLOW STATEMENTS
                For the Years Ended December 31, 1997, 1996
                                  and 1995


In thousands                                                              1997            1996            1995
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $   (64,446)   $      8,622   $     37,817
Adjustments to reconcile net income (loss) to net cash
   provided by continuing operations:
   Depreciation and amortization                                       184,206         155,296         140,757
   Loss from discontinued operations                                    89,068          27,575           5,690
   Provision for restructuring                                               -               -           3,902
   Gain on sale of land                                                 (7,261)              -               -
   Extraordinary loss from early extinguishment of debt                  3,946               -               -
Changes in assets and liabilities:
   Receivables and other current assets                                  3,953         (12,539)          4,623
   Current liabilities                                                  (4,709)         34,935         (27,973)
   Non-current liabilities                                               1,665          15,770          18,676
Other                                                                     (822)          2,092          27,260
                                                                   ------------   -------------   -------------
Net cash provided by operating activities of continuing operations     205,600         231,751         210,752
Net cash provided (used) by discontinued operations                    (36,865)        (35,009)          3,691
                                                                   ------------   -------------   -------------
Net cash provided by operating activities                              168,735         196,742         214,443
                                                                   ------------   -------------   -------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                    (254,291)       (267,279)       (212,754)
Investments in unconsolidated businesses                               (19,950)        (59,923)        (30,591)
Proceeds from sale of property                                           9,293               -               -
Proceeds from note on sale of investments                               19,097               -               -
Proceeds from sale of investments                                        9,060          26,076               -
Insurance proceeds from satellite launch failure                             -          54,443               -
Decrease (increase) in INTELSAT ownership                               23,232          (1,238)         17,919
Decrease (increase) in Inmarsat ownership                                  213           5,746          (6,978)
Other                                                                   (7,704)          8,328          (1,132)
                                                                   ------------   -------------   -------------
Net cash used in investing activities                                 (221,050)       (233,847)       (233,536)
                                                                   ------------   -------------   -------------

FINANCING ACTIVITIES:
Net short-term borrowings (repayments)                                 131,513          17,993        (121,356)
Borrowings (repayments) against company-owned
   life insurance policies                                              (3,962)        (51,443)          2,542
Common stock issued                                                     20,398          13,837          10,834
Proceeds from issuance of preferred securities of subsidiary                 -               -         200,000
Repayment of long-term debt                                           (114,903)         (9,848)         (2,975)
Proceeds from issuance of long-term debt                                     -               -          81,986
Cash dividends paid                                                    (16,975)        (37,698)        (36,874)
Proceeds from Clarksburg financing                                      34,342               -               -
Other                                                                        -               -         (12,617)
                                                                   ------------   -------------   -------------
Net cash provided (used) by financing activities                        50,413         (67,159)        121,540
                                                                   ------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                    (1,902)       (104,264)        102,447
Cash and cash equivalents, beginning of year                             7,659         111,923           9,476
                                                                   ------------   -------------   -------------
Cash and cash equivalents, end of year                             $     5,757    $      7,659    $    111,923
                                                                   ============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of amount capitalized                        $    39,732    $     29,519    $     36,438
   Income taxes paid                                                    11,404           1,945          19,209
   Non-cash financing of Inmarsat satellites                             5,403           5,602           7,551
   Distribution of Ascent Entertainment Group, Inc. shares             194,633               -               -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
         STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1997, 1996 and 1995


                                                     Shares    Shares     Common    Retained  Treasury    Unearned
In thousands                                         Issued  Outstanding   Stock    Earnings    Stock   Compensation  Other
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                         48,054      46,811 $312,143    $532,229  $(12,502)     $(7,249) $2,295
Net income                                                                            37,817
Cash dividends                                                                       (36,874)
Stock awards and options, 401(k) and employee
  stock purchase plan activity                          413         799    8,905                 3,482        1,147
Investors' Plus plan                                    145         145    3,026
Minimum pension liability adjustment                                                                                 (2,006)
Translation adjustment                                                                                               (3,664)
Other                                                                                     66                    618
                                                     -----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                         48,612      47,755  324,074     533,238    (9,020)      (5,484) (3,375)
Net income                                                                             8,622
Cash dividends                                                                       (37,698)
Stock awards and options, 401(k) and employee
  stock purchase plan activity                          398         986   12,862                 6,014          468
Investors' Plus plan                                     80          80    1,777
Minimum pension liability adjustment                                                                                    383
Translation adjustment                                                                                                  924
Unrealized gain on available for sale securities,
  net of taxes                                                                                                        8,624
Other                                                                      1,978      (1,323)                 1,259  (1,506)
                                                     -----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                         49,090      48,821  340,691     502,839    (3,006)      (3,757)  5,050
Net loss                                                                             (64,446)
Cash dividends                                                                       (16,975)
Distribution of Ascent Entertainment Group, Inc. shares                             (194,633)
Stock awards and options, 401(k) and employee
  stock purchase plan activity                        1,027       1,155   24,296                 1,248         (982)
Investors' Plus plan                                     80          80    1,914
Minimum pension liability adjustment                                                                                     958
Translation adjustment                                                                                                (1,515)
Unrealized loss on available for sale securities,
  net of taxes                                                                                                        (5,565)
Other                                                                                                                    154
                                                     ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                         50,197      50,056 $366,901    $226,785  $ (1,758)     $(4,739) $  (918)
                                                     ========================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS For the Years Ended December 31,
                            1997, 1996 and 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. Accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the corporation) have been consolidated. Significant intercompany transactions have been eliminated. Ascent Entertainment Group, Inc. and COMSAT RSI are accounted for as discontinued operations (see Note 2).

     The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite Organization (INTELSAT) and the International Mobile Satellite Organization (Inmarsat). The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1997, the corporation owned 18.0% of INTELSAT and 23.0% of Inmarsat.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that directly affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used in determining the loss on disposal of discontinued operations and in accounting for long-term contracts, allowance for doubtful accounts, depreciation and amortization, employee benefit plans, taxes and contingencies.

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

     EVALUATION OF LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the corporation evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1997.

     MARKETABLE SECURITIES. The corporation's marketable securities are categorized as available for sale securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected, net of tax, as a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Realized gains and losses are reported in "Other income (expense), net" on the income statement.

     GOODWILL. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $2,077,000 and $1,276,000 at December 31, 1997 and 1996, respectively.

     OTHER ASSETS. The cash surrender values of life insurance policies (net of loans) totaling $86,597,000 and $71,724,000 at December 31, 1997 and 1996, respectively, are included in "Other assets." "Other income (expense), net" on the income statement includes the increases in the cash surrender values of these policies.

     STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see Note 10). The corporation has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     CASH  FLOW  INFORMATION.   The  corporation  considers  highly  liquid
     investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     STATEMENT  PRESENTATION.   Certain  prior  period  amounts  have  been
     reclassified to conform with the current year's presentation. Most notably, costs that are passed through to customers in the Government Programs segment are now netted against the associated revenues. In addition, the corporation's share of Inmarsat revenues, net of the amount paid for using the Inmarsat satellite system, is presented in revenues. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 will require the corporation to display its minimum pension liability adjustment, foreign currency translation adjustment and unrealized gain (loss) on available for sale securities as a component of comprehensive income rather than a component of changes in stockholders' equity. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. Adoption of SFAS No. 131 will not have a material effect on the corporation's presentation of operating segments and related disclosures. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997.

2.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc. (Ascent), its entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its manufacturing subsidiary, as discontinued operations in the second quarter of 1997. The consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Ascent and CRSI as discontinued operations.

     The income (loss) from discontinued operations, net of tax, for Ascent and CRSI for the three years ended December 31, 1997, is summarized below:


     In thousands                                                       1997           1996            1995
     -------------------------------------------------------------------------------------------------------
     Ascent                                                     $    (29,068)   $   (28,148)    $    (6,360)
     CRSI                                                            (60,000)           573             670
                                                                -------------   ------------    ------------
     Total                                                      $    (89,068)   $   (27,575)    $    (5,690)
                                                                =============   ============    ============

     ASCENT ENTERTAINMENT GROUP, INC.
     --------------------------------

     The corporation distributed its 80.67% interest in Ascent through a tax-free dividend to shareholders on June 27, 1997. COMSAT shareholders of record on June 19, 1997 received 0.4888 of a share of Ascent common stock for each share of COMSAT common stock owned. Ascent was accounted for as a discontinued operation beginning on May 16, 1997, the date on which the corporation's Board of Directors adopted a formal plan to effect the distribution.

     The loss from the discontinued Ascent operations, net of tax, is composed of :


     In thousands                                                       1997           1996            1995
     -------------------------------------------------------------------------------------------------------

     Revenues                                                   $    177,481    $   258,120     $   202,332
                                                                =============   ============    ============

     Loss from operations before taxes                          $    (22,826)   $   (38,785)    $    (8,137)
     Income tax benefit                                                5,047         10,637           1,777
                                                                -------------   ------------    ------------
     Loss from operations                                            (17,779)       (28,148)         (6,360)
     Loss on disposal before taxes                                    (9,095)
     Income tax expense                                               (2,194)
                                                                -------------
     Loss on disposal                                                (11,289)
                                                                -------------   ------------    ------------
     Loss from discontinued operations                          $    (29,068)   $   (28,148)    $    (6,360)
                                                                =============   ============    ============


     The loss on disposal includes an operating loss of $5,020,000 ($3,861,000 net of tax) for the period May 17, 1997, through June 27, 1997, and costs of $4,075,000 incurred by COMSAT to facilitate the distribution. The tax expense associated with the loss on disposal includes $4,421,000 to recognize additional taxes on deferred intercompany gains while Ascent was included in COMSAT's consolidated tax return. The operating results are net of minority interest in net losses of consolidated subsidiaries.

     In December 1995, Ascent completed a public offering of 5,750,000 shares of its common stock. COMSAT retained 24,000,000 shares or 80.67% of Ascent. Concurrent with the public offering, Ascent repaid a $140,000,000 intercompany note payable to COMSAT. Included in the 1995 loss from operations is a pre-tax gain of $19,286,000 as a result of the public offering.

     The tax-free dividend of Ascent common stock was recorded as a reduction of COMSAT's consolidated retained earnings. At June 27, 1997, the book value of the net assets of Ascent totaled $194,633,000 and consisted of the following:


     In thousands                                                                                      1997
     -------------------------------------------------------------------------------------------------------
     Current assets                                                                             $    89,170
     Fixed assets, net                                                                              308,174
     Intangible and other assets                                                                    343,330
     Short-term debt                                                                                176,000
     Other current liabilities                                                                      151,317
     Long-term debt                                                                                  50,000
     Other non-current liabilities                                                                  168,724
                                                                                                ------------
     Net assets                                                                                 $   194,633
                                                                                                ============

     COMSAT RSI, INC
     ---------------

     Substantially all of CRSI was accounted for as discontinued operations beginning on June 30,1997. CRSI designs, manufactures and integrates earth stations as well as wireless and advanced antenna systems.

     In February 1998, the corporation sold substantially all of the assets of JEFA Wireless Systems (JEFA), a wholly owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business in a separate transaction. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4,663,000, net of a working capital adjustment at closing, to complete the transaction.

     On March 16, 1998, the corporation entered into a stock purchase agreement to sell substantially all of the remainder of CRSI's businesses for cash of $116,500,000, subject to an adjustment based on intercompany loans and advances between the corporation and CRSI at closing. Closing for the CRSI sale is expected to occur on or before June 30, 1998, and is dependent upon completion of certain conditions agreed to by the parties, third party consents and regulatory filings.

     As part of the agreement, the corporation is retaining Electromechanical Systems, Inc. and Plexsys International Corporation, pending evaluation of available alternatives. COMSAT will also retain and complete a long-term construction contract for a radio telescope in Green Bank, West Virginia.

     Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of net assets, operating losses through anticipated disposal dates, facility closure costs and the estimated costs to complete the long-term contract retained by the corporation. These estimates could change as additional costs are incurred to complete the disposal and the long-term contract.

     The income (loss) from the discontinued CRSI operations, net of tax, is composed of:


     In thousands                                                       1997           1996            1995
     -------------------------------------------------------------------------------------------------------

     Revenues                                                   $    121,291    $   217,183     $   161,823
                                                                =============   ============    ============

     Income from operations before taxes                        $        253    $       805     $     2,097
     Income tax expense                                                  (46)          (232)         (1,427)
                                                                -------------   ------------    ------------
     Income from operations                                              207            573             670
                                                                -------------
     Estimated loss on disposal before taxes                         (80,133)
     Income tax benefit                                               19,926
                                                                -------------
     Estimated loss on disposal                                      (60,207)
                                                                -------------   ------------    ------------
     Income (loss) from discontinued operations                 $    (60,000)   $       573     $       670
                                                                =============   ============    ============

     The estimated loss on disposal includes a provision of $50,296,000 ($39,603,000 net of tax) to writedown CRSI's and JEFA's assets to their net realizable value. The estimated loss on disposal also includes the estimated loss from CRSI and JEFA operations through the anticipated disposal dates of $29,837,000 ($20,604,000 net of tax). The estimated loss from operations of CRSI and JEFA includes operating losses, facility closure costs and the estimated cost to complete the long-term contract to be retained and completed by the corporation pursuant to the sale terms. Certain of the losses are not deductible, causing the effective tax benefit to be lower than the benefit at the federal statutory rate of 35%.

     The net assets of the discontinued operations included in the consolidated balance sheets as of December 31, 1997 and 1996, are as follows:


                                                        1997                              1996
                                                     ----------       -------------------------------------------
     In thousands                                       CRSI             Ascent           CRSI           Total
     ------------------------------------------------------------------------------------------------------------

     Current assets                                  $ 181,456        $  76,809       $ 173,021        $ 249,830
     Fixed assets, net                                  33,871          301,498          32,280          333,778
     Intangible and other assets                        12,989          351,364          11,720          363,084
     Short-term debt                                     4,422          145,500             417          145,917
     Other current liabilities                          28,790          136,789          39,775          176,564
     Provision for estimated loss on disposal           49,504                -               -                -
     Long-term debt                                      1,540           52,000           5,095           57,095
     Other non-current liabilities                       1,576          186,182           2,759          188,941
                                                     ----------       ----------      ----------       ----------
     Net assets of discontinued operations           $ 142,484        $ 209,200       $ 168,975        $ 378,175
                                                     ==========       ==========      ==========       ==========

3.   RECEIVABLES

     Receivables are composed of:


     In thousands                                                                          1997             1996
     ------------------------------------------------------------------------------------------------------------
     Commercial receivables                                                           $ 120,320        $ 112,376
     Receivables under long-term contracts:
       U.S. Government:
         Amounts billed                                                                   5,991            6,499
         Unbilled costs and accrued profits                                               9,577            7,695
       Commercial customers:
         Amounts billed                                                                   4,197            1,442
         Unbilled costs and accrued profits                                                 239            2,151
     Related party receivables                                                            6,422            2,825
     Other                                                                               15,610           12,123
                                                                                      ----------       ----------
     Total                                                                              162,356          145,111
     Less allowance for doubtful accounts                                               (14,735)         (11,159)
                                                                                      ----------       ----------
     Net                                                                              $ 147,621        $ 133,952
                                                                                      ==========       ==========

     Unbilled amounts represent accumulated costs and accrued profits that will be billed at future dates in accordance with contract terms and delivery schedules. All of the 1997 amounts are expected to be collected within one year.

     In January 1997, the corporation sold its remaining 19.66% interest in Philippine Global Communications, Inc. (PhilCom) at book value for $34,292,000. At closing, the corporation received $1,702,000 in cash and the balance in the form of notes and contractual rights that provide for payments, including interest, through December 31, 1998. The corporation received payments amounting to $22,021,000 during 1997. At December 31, 1997, the balance of $12,731,000 is recorded above in other receivables and is due in two payments during 1998 (see
     Note 5).

4.   PROPERTY AND EQUIPMENT

     Property and equipment include the corporation's shares of INTELSAT and Inmarsat property and equipment.


     In thousands                                                                      1997            1996
     -------------------------------------------------------------------------------------------------------
     Property and equipment at cost:
       Satellites                                                               $ 1,695,352     $ 1,546,891
       Furniture, fixtures and equipment                                            595,812         463,593
       Buildings and improvements                                                   108,635         106,270
       Land                                                                           3,244           5,219
                                                                                ------------    ------------
       Total                                                                      2,403,043       2,121,973
       Less accumulated depreciation                                             (1,161,242)     (1,027,437)
                                                                                ------------    ------------
       Net property and equipment in service                                      1,241,801       1,094,536

     Property and equipment under construction:
       INTELSAT satellites                                                           88,540         111,222
       Inmarsat third-generation satellites                                           5,353          53,323
       Other                                                                         23,599          63,904
                                                                                ------------    ------------
       Total                                                                    $ 1,359,293     $ 1,322,985
                                                                                ============    ============


     Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: satellites, 10 to 13 years; furniture, fixtures and equipment, 3 to 15 years; buildings and improvements, 3 to 40 years.

     Satellites include construction costs, launch costs, direct development costs, insurance costs and capitalized interest. Costs of series satellites that are lost at launch or that fail in orbit are carried, net of any insurance proceeds, in the property accounts. The remaining net amounts are depreciated over the estimated service life of a satellite of the same series. At December 31, 1997 and 1996, no failed series satellites were included in property. Non-series satellites that are lost at launch or fail in orbit are charged to operations.

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the satellite's costs was fully insured. Insurance proceeds totaling $54,443,000 were received in the second quarter of 1996.

     SALE OF LAND. In September 1997, COMSAT sold its Clarksburg, Maryland office building and the surrounding land for $45,750,000 in an all-cash transaction. A gain of $7,261,000 ($4,211,000 net of tax) was recognized on the sale of land. The corporation also entered into a 10-year lease agreement with the new owner to continue occupying the office building, that principally houses COMSAT Laboratories. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The sale-leaseback of the office building has been accounted for as a financing due to COMSAT's continuing involvement as the lessor of floor space in the building to non-COMSAT tenants. As a result, the historical cost of the building remains in property and will be depreciated over the 10-year lease term.

     A financing obligation of $36,219,000, representing the proceeds received for the building, was recorded at the time of sale. This obligation is being amortized at an interest rate of 8.50% as the lease payments are made. The net present value at December 31, 1997, totals $35,645,000, of which $2,042,000 is reflected in other current liabilities and the remainder in other long-term liabilities.

     At December 31, 1997, the future lease payments pursuant to the sale-leaseback are $4,994,000 in 1998, $5,131,000 in 1999, $5,273,000
     in 2000,  $5,418,000  in  2001,  $5,567,000  in 2002  and  $28,488,000
     thereafter. Rental income expected to be received through non-cancellable sub-leases is $1,254,000 in 1998, $869,000 in 1999,
     $236,000  in  2000,  $81,000  in  2001,  $3,000  in 2002  and  $74,000
     thereafter.

5.   INVESTMENTS

     ICO. At December 31, 1997 and 1996, the corporation's direct investment in ICO Global Communications (Holdings) Limited (ICO) amounted to $35,985,000 and $30,794,000, respectively. The accompanying balance sheet also includes the corporation's $35,800,000 and $30,713,000 share of Inmarsat's investment in ICO as of December 31, 1997 and 1996, respectively (See Note 8).

     In December 1996, the corporation reduced its direct investment in ICO by selling 777,701 of its shares to other ICO shareholders for $29,941,000. The corporation recognized a gain of $2,722,000 that is included in "Other income (expense), net" on the income statement.

     PHILCOM. In June 1994, the corporation acquired an interest of approximately 17% in PhilCom, a provider of international communications services in the Philippines, for $42,141,000. The corporation's share of PhilCom's income or losses was recorded using the "equity method" of accounting through the third quarter of 1996 and is included in "Other income (expense), net" on the income statement. In the fourth quarter of 1996, the corporation sold a portion of its interest in PhilCom at book value for $3,517,000. The remainder of its investment in PhilCom was sold in January 1997 at book value (see Note 3).

     MARKETABLE SECURITIES. Marketable equity securities classified as available for sale are summarized as follows:


                                                                                            Unrealized
     In thousands                                                  Cost      Fair Value    Holding Gain
     ---------------------------------------------------------------------------------------------------

     December 31, 1997                                          $10,583         $13,209         $ 2,626

     December 31, 1996                                           11,592          22,780          11,188


     The corporation realized a gain of $1,987,000 from the sale of marketable equity securities during 1997. The corporation recognized losses of $1,008,000 and $1,105,000 during 1997 and 1996, respectively, for a decline in value of a marketable equity security that was deemed other than temporary. The gains and losses are recorded in "Other income (expense), net" on the income statement.

6.   DEBT

     The corporation's capital and debt-financing activities are regulated by the Federal Communications Commission (FCC). The corporation is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200,000,000 in short-term borrowings, a maximum long-term, debt-to-total-capital ratio of 45% and an interest coverage ratio, as defined, of 2.3 to 1. At December 31, 1997, the corporation was in compliance with those guidelines.

     COMMERCIAL PAPER. The corporation issues short-term commercial paper as needed with repayment terms of 90 days or less under a $200,000,000 program. The corporation had outstanding borrowings of $149,506,000 at December 31, 1997 and $17,993,000 at December 31, 1996. The weighted average interest rate on these borrowings was 6.51% and 7.25% at December 31, 1997 and 1996, respectively.

     CREDIT FACILITIES. The corporation has a $200,000,000 revolving credit agreement, which expires in December 1999, as a backup to the commercial paper program. There have been no borrowings under this agreement.

     LONG-TERM DEBT. Long-term debt, including the corporation's share of INTELSAT and Inmarsat debt, at each year end consists of:


     In thousands                                                                     1997           1996
     -----------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                      $   70,475      $ 160,000
     8.95% notes due 2001                                                           75,000         75,000
     6.75% INTELSAT Eurobonds due 2000                                              26,932         28,693
     7.375% INTELSAT Eurobonds due 2002                                             35,910         38,258
     8.375% INTELSAT Eurobonds due 2004                                             35,910         38,258
     6.625% INTELSAT Asian bonds due 2004                                           35,910         38,258
     8.125% INTELSAT Eurobonds due 2005                                             35,910         38,258
     Inmarsat lease financing obligations                                           96,504        103,186
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007                               64,000         74,000
     Discounts on notes payable                                                       (806)        (1,730)
                                                                                -----------     ----------
     Total                                                                         475,745        592,181
     Less current maturities                                                       (13,785)       (13,802)
                                                                                -----------     ----------
     Total long-term debt                                                       $  461,960      $ 578,379
                                                                                ===========     ==========


     The principal amount of debt (excluding the Inmarsat lease financing obligations) maturing over the next five years is $0 in 1998 and 1999, $26,932,000 in 2000, $75,000,000 in 2001 and $35,910,000 in 2002.

     EARLY EXTINGUISHMENT OF DEBT. During the period March 25, 1997, through April 9, 1997, the corporation offered to purchase for cash its 8.125% notes due April 1, 2004, in a fixed-spread offering. The corporation repurchased $89,525,000 of the 8.125% notes and also $10,000,000 of its 7.7% medium-term notes using proceeds from short-term debt. The early extinguishment of debt resulted in an extraordinary loss of $6,231,000 ($3,946,000 net of tax).

     INMARSAT LEASE FINANCING OBLIGATIONS. Inmarsat borrowed (pound)140,400,000 sterling under a capital lease agreement to finance the construction of second-generation Inmarsat satellites. Inmarsat also entered into another capital lease arrangement to finance the construction costs of its third-generation satellites. As of December 31, 1997, (pound)131,800,000 sterling of the (pound)197,000,000
     sterling   available   for  this  purpose  has  been   borrowed.   The
     corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 14).

     The corporation's share of the payments under these lease obligations for each of the next five years is $19,130,000 in 1998, $19,616,000 in 1999, $20,765,000 in 2000, $21,450,000 in 2001, $12,222,000 in 2002
     and $29,402,000 thereafter. These payments include interest totaling $26,081,000 and a current maturity of $13,785,000.

7.   MONTHLY INCOME PREFERRED SECURITIES

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

     The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. COMSAT
     Capital has been consolidated in the financial statements of the corporation since the third quarter of 1995. The loan between the partnership and COMSAT has been eliminated in consolidation. The
     $200,000,000 of MIPS is shown on the corporation's consolidated balance sheet as "preferred securities issued by subsidiary." The dividends on these securities are recorded as minority interest expense of $16,250,000, $16,250,000 and $7,358,000 in 1997, 1996 and
     1995, respectively, and are included in "Other income (expense), net" on the income statement.

8.   COMMITMENTS AND CONTINGENCIES

     PROPERTY AND EQUIPMENT. As of December 31, 1997, the corporation had commitments to acquire property and equipment totaling $194,543,000. Of this total, $166,957,000 is payable over the next three years. These commitments are related principally to the corporation's share of INTELSAT and Inmarsat satellite acquisition programs.

     LEASES. The corporation leases its headquarters building from a partnership in which the corporation owns a 50% interest. The initial term of the lease expires in 2008. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The corporation also has leases of other property and equipment. Rental expense under operating leases was $10,242,000 in 1997, $5,179,000 in 1996 and $5,096,000 in 1995. The future rental payments under operating leases are $17,677,000 in 1998, $19,858,000 in 1999, $21,874,000 in 2000, $13,607,000 in 2001, $13,645,000 in 2002
     and $55,317,000 thereafter.

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

     INVESTMENT IN ICO. In 1994, the corporation and Inmarsat committed to invest in ICO (see Note 5). ICO plans to build and operate spacecraft and related terrestrial facilities for the provision of worldwide mobile communications via handheld devices. As of December 31, 1997, the corporation's investment totaled $35,985,000, and the corporation's share of Inmarsat's investment totaled $35,800,000. As of December 31, 1997, the corporation had fulfilled its direct and, through Inmarsat, its indirect investment commitments to ICO.

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

     In May 1996 TRW, Inc. (TRW) filed a lawsuit against ICO in the U.S. District Court for the Central District of California seeking injunctive relief and unspecified monetary damages. The lawsuit, as amended, alleged that the proposed ICO satellite system would infringe two patents held by TRW. In December 1997, TRW and ICO reached an agreement that settled this dispute.

9.   REGULATORY ENVIRONMENT AND LITIGATION

     REGULATORY ENVIRONMENT. Under the Communications Act of 1934 and the Communications Satellite Act of 1962, as amended, the corporation is subject to regulation by the FCC with respect to communications facilities and services provided through the INTELSAT and Inmarsat systems and to the rates charged for those services. In addition, the telecommunications companies which the corporation operates in various developing countries are subject to regulation by the local regulatory bodies in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, these companies face increasing business uncertainties which could have an adverse effect on their operations in those countries.

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

     In April 1997, the corporation petitioned the FCC for classification as a non-dominant carrier and for regulatory forbearance. The petition requests that limits on the corporation's rate of return and structural separation requirements be removed and that the corporation be allowed to change its tariff rates and introduce new services over the INTELSAT satellite system on one-day notice. The petition has been opposed by certain of the corporation's competitors and customers. The corporation expects that the FCC will act on the petition in 1998, but cannot predict with accuracy the outcome and timing of FCC regulatory action nor whether the FCC may impose conditions on a grant of the corporation's petition, such as allowing customers some form of direct access to the INTELSAT system, abrogating certain provisions of the corporation's inter-carrier agreements with its largest carrier customers or requiring the corporation to waive its privileges and immunities as an INTELSAT signatory.

     In May 1996, the corporation received authority to provide communication services, including Planet 1 and other land mobile services outside of North America, over the Inmarsat-3 satellites. The corporation has applied to the FCC for authorization to offer Planet 1 and other mobile services in the U.S. Those applications, which have been opposed by certain of the corporation's competitors, are pending before the FCC.

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

     The FCC has adopted a rule requiring any common carrier that provides interstate service in the U.S. to contribute to a universal service fund based on the carrier's total interstate and international revenues. In addition to its international services, the corporation provides a small amount of interstate services which the FCC has ruled makes the corporation subject to the full contribution requirements. The corporation has appealed the FCC's ruling to the U.S. Court of Appeals for the Fifth Circuit and has also petitioned the FCC for a partial waiver of the contribution requirement. If the corporation were to lose both proceedings, the corporation would be required to make contributions estimated at between $4,000,000 and $5,000,000 per year, based on its 1997 interstate and international revenues, which is more than its annual interstate revenues.

10.  COMMON STOCK

     EARNINGS PER SHARE. The corporation has implemented SFAS No. 128, "Earnings Per Share," which is effective for fiscal periods ending after December 15, 1997. Accordingly, the corporation has restated earnings (loss) per share amounts for all prior periods reported. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was required by Accounting Principles Board No. 15.

     The following reconciliation illustrates the calculation of the corporation's basic and diluted earnings per share amounts:


     In thousands, except per share amounts                            1997            1996            1995
     -------------------------------------------------------------------------------------------------------
     Income from continuing operations before
       extraordinary item                                       $    28,568     $    36,197     $    43,507
                                                                ============    ============    ============

     Basic:
       Weighted average shares                                       48,924          47,870          46,848
                                                                ============    ============    ============
         Per share                                              $      0.58     $      0.76     $      0.93
                                                                ============    ============    ============

     Assuming dilution:
       Weighted average shares                                       48,924          47,870          46,848
       Stock options                                                    766             647             410
       Restricted stock awards and units                                313             402             539
                                                                ------------    ------------    ------------
       Total                                                         50,003          48,919          47,797
                                                                ============    ============    ============
         Per share                                              $      0.57     $      0.74     $      0.91
                                                                ============    ============    ============


     STOCK INCENTIVE PLANS. The corporation has stock incentive plans that provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 6,441,000 shares of common stock may be granted under the current plans. As of December 31, 1997, 133,000 shares of the corporation's treasury stock and 6,308,000 unissued common shares were reserved for these plans. As of December 31, 1997, no stock appreciation rights were outstanding.

     Adjustments were made to equitably increase the number of shares and decrease the exercise price for all outstanding stock options as a result of the tax-free spinoff of Ascent. Vested stock options held by Ascent employees generally expired 90 days after the date of the spinoff. Unvested stock options held by Ascent employees continue to vest as long as the employee is employed by Ascent and then expire 90 days after vesting.

     Adjustments were also made to increase the number of restricted stock awards and restricted stock units outstanding for the effect of the Ascent spinoff.

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

     Stock option activity was as follows:


     In thousands                                                1997            1996            1995
     -------------------------------------------------------------------------------------------------
     Outstanding at January 1                                   4,478           4,415           3,742
       Granted                                                    655             899           1,204
       Exercised                                                 (848)           (481)           (327)
       Canceled                                                  (283)           (355)           (204)
       Adjustment due to Ascent spinoff                         1,150               -               -
                                                                ------          ------          ------
     Outstanding at December 31                                 5,152           4,478           4,415
                                                                ======          ======          ======

     Exercisable at December 31                                 3,300           2,270           1,792
                                                                ======          ======          ======

     Weighted average option exercise price information is as follows:


     Per share                                                   1997            1996             1995
     --------------------------------------------------------------------------------------------------
     Outstanding at January 1                                   $22.20          $22.08          $22.31
       Granted                                                   25.01           19.44           19.31
       Exercised                                                 18.26           17.24           12.80
       Canceled                                                  18.68           20.37           24.00
       Adjustment due to Ascent spinoff                          17.84               -               -
     Outstanding at December 31                                  18.33           22.20           22.08
     Exercisable at December 31                                  18.92           23.00           20.19

     The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $6.89, $5.59 and $6.04, respectively.
     The fair value of options at date of grant was estimated using the Black-Scholes model assuming an expected option life of seven years and the following weighted average assumptions:


     Per share                                                   1997            1996            1995
     -------------------------------------------------------------------------------------------------
     Dividend yield                                              3.29%           3.37%           3.29%
     Interest rate                                               6.47            5.70            7.30
     Volatility                                                 37.21           29.47           28.82


     Stock options outstanding and exercisable at December 31, 1997, are as follows:


     In thousands, except per share amounts and years
     -----------------------------------------------------------------------------------------------------------

                                  Options Outstanding                       Options Exercisable
                      --------------------------------------------    -------------------------------
                                            Weighted Average
                                      ----------------------------
            Exercise Price         Number         Remaining        Exercise         Number      Weighted Average
                Range           Outstanding     Term in Years       Price        Exercisable     Exercise Price
          ------------------    ------------    -------------    ------------    -----------    ----------------
            $ 4.81 - $ 8.59             211        3.37             $ 6.93               211        $ 6.93
             10.94 -  14.51             829        3.44              14.09               324         13.44
             15.02 -  18.85           1,310        7.52              16.36               670         16.59
             20.06 -  24.44           2,802        7.64              21.37             2,095         21.72
                                ------------                                     -----------
            $ 4.81 - $24.44           5,152        6.24             $18.33             3,300        $18.92
                                ============                                     ===========



     RESTRICTED STOCK AWARDS. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. In 1997, 1996 and 1995, 152,470, 66,000 and 91,000 "performance-based"
     restricted stock awards were granted, respectively. The 1997 amount includes an adjustment of outstanding awards due to the Ascent spinoff. Grantees have record ownership of the underlying securities, however all such securities are subject to forfeiture at the end of a two-year performance period. In addition to the two-year performance period, the awards are further subject to a three-year vesting schedule. The weighted average fair value at date of grant for restricted stock awards granted during 1997, 1996 and 1995 was $23.71, $18.00 and $19.69 per share, respectively, which in each case was equal to the market value of the common stock at the date of grant.

     At the end of the two-year performance period with respect to the 1996 and 1995 grants, 37,250 and 76,000 shares, net of amounts forfeited, had met the performance criteria. The expected cost of all grants is amortized over the performance and vesting period. The expense for all outstanding grants was $870,000 in 1997, $1,296,000 in 1996 and $939,000 in 1995.

     RESTRICTED STOCK UNITS. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1997, 1996 and 1995, respectively, 54,360, 34,000 and 71,000 restricted stock units were granted . The 1997 amount includes an adjustment of outstanding units due to the Ascent spinoff. The weighted average fair value for the units granted during 1997, 1996 and 1995 was $25.50, $18.99 and $19.67 per unit, respectively, which in each case was equal to the market value of the common stock at the date of grant. Partially vested restricted stock units outstanding totaled 110,200 at December 31, 1997, and 197,000 at December 31, 1996. The cost of these awards is amortized to expense over the three-year vesting period. The expense in 1997, 1996 and 1995 was $575,000, $924,000 and $679,000, respectively.

     EMPLOYEE STOCK PURCHASE PLAN. Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period. The purchase price on the respective offering dates for 1997, 1996 and 1995, was $21.36 (adjusted to $17.22 subsequent to Ascent spinoff), $16.04 and $16.74, respectively.

     There were 181,000 shares, 254,000 shares and 236,000 shares issued under this plan at weighted average prices of $18.26, $16.03 and $16.37 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, a total of 1,578,000 shares of the corporation's unissued common stock has been reserved for this plan.

     The weighted average fair value of the purchase rights granted pursuant to this plan in 1997, 1996 and 1995 was $5.95, $4.07 and $4.56, respectively. The fair value of each purchase right was estimated using the Black-Scholes model as of January 1 of each year assuming each plan year consisted of 12, one-month options, and the following weighted average assumptions:



     Per share                                                   1997            1996            1995
     -------------------------------------------------------------------------------------------------
     Dividend yield                                              3.30%           3.89%           3.15%
     Interest rate                                               5.39            5.11            6.40
     Volatility                                                 35.79           27.33           32.15



     PRO FORMA DISCLOSURES. Had stock-based compensation cost for the corporation's stock incentive plans been determined based on the fair value at the grant dates for awards under those plans, the corporation's income from continuing operations before extraordinary item would have been decreased by $2,544,000, $1,928,000 and $1,451,000 in 1997, 1996 and 1995, respectively. Assuming dilution, the earnings per share for income from continuing operations before extraordinary item would have decreased by $0.05, $0.04 and $0.03 in 1997, 1996 and 1995, respectively. The pro forma effect on income from continuing operations before extraordinary item for 1997, 1996 and 1995 is not representative of the pro forma effect on income from continuing operations before extraordinary item in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

11.  PENSION AND OTHER BENEFIT PLANS

     The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement.

     The components of net pension expense (benefit) for each year are:


     In thousands                                                    1997            1996            1995
     ----------------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year           $   2,205       $   2,590       $   2,606
     Interest cost on projected benefit obligation                  7,690           7,213           6,995
     Credit for actual return on pension plan assets              (28,627)        (15,323)        (23,924)
     Net amortization and deferral                                 18,566           5,981          15,197
                                                                ----------      ----------      ----------
     Net pension expense (benefit)                              $    (166)      $     461       $     874
                                                                ==========      ==========      ==========


     The corporation recognized a $1,380,000 curtailment gain in the second quarter of 1995 which arose from the reduction of pension benefits for a group of employees.

     The following table shows the pension plan's obligations and assets as well as the liability recorded in the corporation's balance sheet at each year end:


     In thousands                                                                      1997            1996
     -------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                                $   105,726     $    89,773
                                                                                ============    ============
       Accumulated benefit obligation                                           $   108,108     $    92,095
                                                                                ============    ============

     Actuarial present value of projected benefit obligation for
       service rendered to date                                                 $   119,826     $   103,608
     Pension plan assets at fair value                                              150,874         126,936
                                                                                ------------    ------------
     Plan assets greater than projected benefit obligation                           31,048          23,328
     Unrecognized net gain                                                          (34,273)        (25,512)
     Unrecognized transition asset at January 1, 1986, being
       amortized over 13 years                                                       (1,195)         (2,402)
                                                                                ------------    ------------
     Net pension liability                                                      $    (4,420)    $    (4,586)
                                                                                ============    ============

     Assumed discount rate                                                             7.00%           7.50%
     Assumed rate of compensation increase                                             5.00%           5.00%
     Expected rate of return on pension plan assets                                    9.00%           9.00%



     The plan's assets consist primarily of common stocks, corporate and government bonds and short-term investments. The corporation's policy is to fund the minimum actuarially computed contributions required by law. The corporation made a $1,065,000 cash contribution to the plan in 1996. No contribution was required for 1997.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The corporation has an unfunded supplemental pension plan for executives. The expense for this plan was $2,163,000, $2,817,000 and $2,505,000 for 1997, 1996 and
     1995, respectively.

     The corporation recorded a minimum plan liability for the excess of the accumulated benefit obligation over the accrued plan liability. This was reported as a reduction to stockholders' equity of $2,222,000 as of December 31, 1997 and $3,180,000 as of December 31, 1996. These amounts are net of deferred income taxes and an intangible asset recorded for the unrecognized transition obligation.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end:


     In thousands                                                                      1997            1996
     -------------------------------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
       Accumulated benefit obligation                                           $    19,941     $    20,913
                                                                                ============    ============
       Projected benefit obligation                                             $    21,193     $    22,136
                                                                                ============    ============
     Accrued liability                                                          $    19,941     $    20,913
                                                                                ============    ============

     Assumed discount rate                                                             7.00%           7.50%
     Assumed rate of compensation increase                                             5.00%           5.00%



     401(K) PLAN. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation with shares of its common stock. The number of shares contributed to the plan and the respective market values each year were as follows: 1997 - 108,000 shares ($2,433,000), 1996 - 140,000 shares ($3,035,000) and 1995 - 177,000 shares ($3,386,000).

     POST-RETIREMENT BENEFITS. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service.

     The components of the net post-retirement benefit expense for each year were:



     In thousands                                                   1997            1996            1995
     ----------------------------------------------------------------------------------------------------
     Service cost for benefits earned during the year           $    666        $  1,019        $  1,128
     Interest cost on accumulated post-retirement
       benefit obligation                                          1,877           2,496           2,778
     Net amortization and deferral                                (2,360)         (1,219)         (1,241)
                                                                ---------       ---------       ---------
     Net post-retirement benefit expense                        $    183        $  2,296        $  2,665
                                                                =========       =========       =========



     The corporation recognized a $1,300,000 curtailment gain in the second quarter of 1995 which arose from the elimination of post-retirement health care benefits for a group of employees.

     The following table shows the plan's obligations as well as the liability recorded in the corporation's balance sheet at each year end.



     In thousands                                                                    1997            1996
     -----------------------------------------------------------------------------------------------------
     Accumulated post-retirement benefit obligation:
       Retirees                                                                 $  17,022       $  16,792
       Fully eligible active participants                                           4,158           4,038
       Other active participants                                                    7,710           8,630
                                                                                ----------      ----------
       Total                                                                       28,890          29,460
     Unrecognized gain from plan changes                                           13,527          15,368
     Unrecognized net gain                                                          6,829           5,595
                                                                                ----------      ----------
     Net post-retirement benefit liability                                      $  49,246       $  50,423
                                                                                ==========      ==========

     Assumed discount rate                                                           7.00%           7.50%
     Assumed rate of compensation increase                                           5.00%           5.00%


     An 8.50% increase in health care costs was assumed for 1997 with the rate decreasing 0.5% each year to an ultimate rate of 5.50%. Increasing the assumed trend rate by 1.0% each year would have increased the accumulated post-retirement benefit obligation as of December 31, 1997, by $3,200,000 and the benefit expense for 1997 by $299,200.

12.  INCOME TAXES

     Income   (loss)   from   continuing   operations   before   taxes  and
     extraordinary item consisted of:


     In thousands                                                      1997            1996            1995
     -------------------------------------------------------------------------------------------------------
     United States                                              $    47,927     $    73,707     $    89,724
     Foreign                                                         (3,746)         (8,586)        (10,936)
                                                                ------------    ------------    ------------
     Total                                                      $    44,181     $    65,121     $    78,788
                                                                ============    ============    ============

     The components of income tax expense on continuing operations are:

     In thousands                                                      1997            1996            1995
     -------------------------------------------------------------------------------------------------------
     Federal:
       Current                                                  $    15,783     $    22,910     $    18,301
       Deferred                                                      (2,162)         (1,076)         15,031
       Investment tax credits (net)                                  (1,837)         (1,844)         (2,150)
     State and local                                                  1,487           6,779           4,282
     Foreign                                                          2,342           2,155            (183)
                                                                ------------    ------------    ------------
     Total                                                      $    15,613     $    28,924     $    35,281
                                                                ============    ============    ============



     The difference between income tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:


     In thousands                                                      1997            1996            1995
     -------------------------------------------------------------------------------------------------------
     Federal income taxes computed at the statutory rate        $    15,463     $    22,792     $    27,576
     Foreign losses                                                   3,654           4,335           3,951
     Investment tax credits (net)                                    (1,837)         (1,844)         (2,150)
     Losses (income) with no tax benefit                               (839)           (506)          3,833
     State income taxes, net of Federal income tax benefit              972           4,408           2,777
     Life insurance (net)                                            (1,183)         (1,173)           (842)
     Other                                                             (617)            912             136
                                                                ------------    ------------    ------------
     Income tax expense                                         $    15,613     $    28,924     $    35,281
                                                                ============    ============    ============

     The current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1997 and 1996 are:


     In thousands                                                                      1997            1996
     -------------------------------------------------------------------------------------------------------
     Current deferred tax asset                                                 $     7,469     $     6,050
     Non-current deferred tax liability                                            (112,226)       (112,894)
                                                                                ------------    ------------
     Net liability                                                              $  (104,757)    $  (106,844)
                                                                                ============    ============

     The deferred tax assets and liabilities at December 31, 1997 and 1996 are:


     In thousands                                                                      1997            1996
     -------------------------------------------------------------------------------------------------------
     Assets:
       Post-retirement benefits                                                 $    22,042     $    22,267
       Accrued expenses                                                              45,803          45,655
       Alternative minimum tax credit                                                30,476          26,887
       Long-term contract revenues                                                    7,946           7,915
       Other                                                                          3,181           3,820
                                                                                ------------    ------------
     Total deferred tax assets                                                      109,448         106,544
                                                                                ------------    ------------
     Liabilities:
       Property and equipment                                                      (214,025)       (209,717)
       Investments - unrealized gains                                                  (180)         (3,501)
       Other                                                                              -            (170)
                                                                                ------------    ------------
     Total deferred tax liabilities                                                (214,205)       (213,388)
                                                                                ------------    ------------
     Net liability                                                              $  (104,757)    $  (106,844)
                                                                                ============    ============


     The Internal Revenue Service (IRS) has completed examinations of the Federal income tax returns of the corporation through 1989. The IRS is currently in the process of completing examinations of the corporation's Federal income tax returns for 1990 through 1994. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987, which the IRS has denied. The corporation is contesting the IRS's denial. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1997.

13.  PROVISION FOR RESTRUCTURING

     In the third quarter of 1995, the corporation recorded a pre-tax charge of $3,902,000, net of discontinued operations, to strategically restructure elements of the business units included in continuing operations. About 110 employees were severed as part of these activities. The provision included $1,858,000 for employee severance costs in COMSAT World Systems (CWS), COMSAT Mobile Communications
     (CMC) and COMSAT International (CI), and $2,044,000 to downsize one of its divisions at COMSAT Laboratories. The actions taken in CWS and CMC were associated with the consolidation of the management and administration of these two businesses into one business unit. As a result, various administrative, marketing and other positions were eliminated. All of the restructuring actions were substantially completed at the end of 1995.

14.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

     The corporation owns a 50% interest in a partnership which owns the headquarters building leased by the corporation (see Note 8). The corporation has guaranteed repayment of a portion of the partnership's mortgage on the building. The balance of the guarantee was $1,745,000 as of December 31, 1997. The guarantee will be reduced as the loan's principal balance is repaid. The corporation was also contingently liable to banks for $12,889,000 as of December 31, 1997, for outstanding letters of credit securing performance of certain contracts. The estimated fair value of these instruments is not significant.

     Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on fixed operating expenses denominated primarily in British pounds sterling. At December 31, 1997, Inmarsat had several contracts maturing primarily in 1998 to purchase foreign currency for a total of $119,714,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized gain of approximately $1,319,000 at December 31, 1997.

     Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay pounds sterling. The pounds sterling borrowed were swapped for U.S. dollars with an agreement to exchange the dollars for pounds sterling in order to meet the future lease payments. Inmarsat pays interest on the dollars at an average fixed rate of 8.8%, and it receives variable interest on the sterling amounts based on short-term LIBOR rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges, and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed-interest-rate dollar debt. As of December 31, 1997, Inmarsat had $367,060,000 of swaps to be exchanged for (pound)233,615,000 sterling at various dates through 2007. Inmarsat is exposed to loss if one or more of the counter parties defaults. However, Inmarsat does not anticipate non-performance by the counter parties as all are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized loss of

     $8,427,000 at December 31, 1997. The fair value was estimated by computing the present value of the dollar obligations using current rates available for issuance of debt with similar terms and the current value of the sterling at year-end exchange rates.

     The fair value of long-term debt (excluding capitalized leases) shown below was estimated by obtaining a yield-adjusted price as of December 31, 1997, for each obligation from an investment banker.


                                                                                      Book            Fair
     In thousands                                                                    Amount          Value
     -----------------------------------------------------------------------------------------------------
     8.125% notes due 2004                                                      $    70,475    $    74,971
     8.95% notes due 2001                                                            75,000         80,123
     INTELSAT bonds                                                                 170,572        180,425
     Medium-term notes                                                               64,000         69,035


     The fair values of the remaining long-term debt not itemized above and the corporation's other financial instruments are approximately equal to their carrying values.

15.  BUSINESS SEGMENT INFORMATION

     The corporation reports operating results and financial data in two business segments: Satellite Services and Network Services. The Satellite Services segment consists of activities undertaken by the corporation in its COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) businesses. CWS provides voice, data, video and audio communications services between the U.S. and other countries using the INTELSAT satellite network. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world using the Inmarsat satellite system.

     The Network Services segment consists of activities undertaken by the corporation in its COMSAT International (CI), COMSAT Laboratories
     (Labs) and Government Programs business. CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in high-growth emerging markets overseas. Labs provides technical consulting in the design and development of advanced digital communication technologies and also designs, develops and licenses communication products for satellite access, compression and networking applications. Government Programs includes the Commercial Satellite Communications Initiative (CSCI) contract, Satellite Control Facility and Special Program Office. Labs and Government Programs results now include certain non-manufacturing, telecommunications contracts and businesses that were previously reported as part of CRSI in the Technology Services segment.



     SEGMENT INFORMATION


     In thousands                                                       1997            1996           1995
     -------------------------------------------------------------------------------------------------------

     REVENUES (1)
     ------------
     Satellite Services:
         World Systems                                          $    262,906    $    272,969    $   254,683
         Mobile Communications                                       167,850         160,922        180,384
                                                                -------------   -------------   ------------
         Total Satellite Services                                    430,756         433,891        435,067
                                                                -------------   -------------   ------------

     Network Services:
         International                                                89,661          58,084         37,708
         Laboratories                                                 36,371          43,686         25,924
         Government Programs                                          44,048          40,716         26,761
                                                                -------------   -------------   ------------
         Total Network Services                                      170,080         142,486         90,393

     Eliminations and other                                          (38,185)        (31,277)       (17,773)
                                                                -------------   -------------   ------------
         Total                                                  $    562,651    $    545,100    $   507,687
                                                                =============   =============   ============

     OPERATING INCOME (LOSS) (2)
     ---------------------------
     Satellite Services:
         World Systems                                          $    100,408    $    104,593    $   109,815
         Mobile Communications                                        23,114          31,872         54,864
                                                                -------------   -------------   ------------
         Total Satellite Services                                    123,522         136,465        164,679
                                                                -------------   -------------   ------------
    Network Services:
         International                                               (13,975)        (17,281)       (20,708)
         Laboratories                                                 (2,043)          7,098         (4,004)
         Government Programs                                            (434)          5,126          6,586
                                                                -------------   -------------   ------------
         Total Network Services                                      (16,452)         (5,057)       (18,126)
                                                                -------------   -------------   ------------

         Total segment operating income                              107,070         131,408        146,553
     Provision for restructuring (3)                                       -               -         (3,902)
     General and administrative expenses                             (23,247)        (23,941)       (19,856)
     Other                                                            (1,855)           (242)        (2,981)
                                                                -------------   -------------   ------------
         Total                                                  $     81,968    $    107,225    $   119,814
                                                                =============   =============   ============




     In thousands                                                       1997            1996           1995
     -------------------------------------------------------------------------------------------------------

     IDENTIFIABLE ASSETS AS OF DECEMBER 31:
     Satellite Services:
         World Systems                                          $    742,908    $    791,497    $   832,823
         Mobile Communications                                       436,886         440,856        418,878
                                                                -------------   -------------   ------------
         Total Satellite Services                                  1,179,794       1,232,353      1,251,701
                                                                -------------   -------------   ------------

     Network Services:
         International                                               308,148         199,510        116,861
         Laboratories                                                 12,183          14,643          8,895
         Government Programs                                          18,430          17,149         11,597
                                                                -------------   -------------   ------------
         Total Network Services                                      338,761         231,302        137,353

     Corporate and other assets (4)                                  376,220         633,631        633,193
                                                                -------------   -------------   ------------
         Total                                                  $  1,894,775    $  2,097,286    $ 2,022,247
                                                                =============   =============   ============

     PROPERTY AND EQUIPMENT ADDITIONS:
     Satellite Services:
         World Systems                                          $     87,939    $    110,231    $   137,762
         Mobile Communications                                        54,457          70,616         39,795
                                                                -------------   -------------   ------------
         Total Satellite Services                                    142,396         180,847        177,557
                                                                -------------   -------------   ------------

     Network Services:
         International                                               114,110          89,857         41,025
         Laboratories                                                  1,173           1,009          1,439
         Government Programs                                             181               -              -
                                                                -------------   -------------   ------------
         Total Network Services                                      115,464          90,866         42,464

     Corporate and other assets                                        1,639           1,193            717
                                                                -------------   -------------   ------------
         Total                                                  $    259,499    $    272,906    $   220,738
                                                                =============   =============   ============

     DEPRECIATION AND AMORTIZATION:
     Satellite Services:
         World Systems                                          $     97,379    $     91,729    $    87,980
         Mobile Communications                                        57,204          45,207         40,096
                                                                -------------   -------------   ------------
         Total Satellite Services                                    154,583         136,936        128,076
                                                                -------------   -------------   ------------

     Network Services:
         International                                                25,623          14,814          8,244
         Laboratories                                                    991             956          1,242
         Government Programs                                             442             456            910
                                                                -------------   -------------   ------------
         Total Network Services                                       27,056          16,226         10,396

     Corporate and other assets                                        2,567           2,134          2,285
                                                                -------------   -------------   ------------
         Total                                                  $    184,206    $    155,296    $   140,757
                                                                =============   =============   ============


     (1) World Systems' revenues include intersegment sales totaling $20,773,000 in 1997, $15,931,000 in 1996 and $7,124,000 in 1995.
          The Laboratories revenues include intersegment sales totaling $11,820,000 in 1997, $11,368,000 in 1996 and $8,596,000 in 1995.
          Intersegment sales for other segments are not significant.

     (2) The method of allocating certain research and development costs was changed in 1997, and prior years' segment results have been restated for this change.

     (3) If the 1995 provision for restructuring (see Note 13) had been charged to segment operating income, the amounts allocated to each segment would have been: World Systems $315,000, Mobile Communications $1,343,000, International $200,000 and Laboratories $2,044,000.

     (4)  The  corporation's  net  assets of  discontinued  operations  and
          investments   in   unconsolidated   businesses  are  included  in
          Corporate and other assets.

     GEOGRAPHIC INFORMATION. COMSAT International operations are located in Latin America, India, China, Russia and Turkey. Revenues, operating income and identifiable assets for COMSAT International's Latin American operations are as follows:


     In thousands                                                    1997            1996            1995
     ----------------------------------------------------------------------------------------------------
     Revenues                                                   $  80,217       $  50,464       $  26,701
     Operating income                                               2,947           3,064             902
     Identifiable assets at December 31                           252,764         160,615          76,163


     RELATED PARTY TRANSACTIONS. The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $16,364,000 in 1997, $17,996,000 in 1996 and $22,208,000 in 1995. These revenues were recorded primarily in World Systems, Mobile Communications and Laboratories.

     SIGNIFICANT CUSTOMERS. Revenues in 1997, 1996 and 1995 included sales to the U.S. Government of $88,917,000, $70,502,000 and $55,855,000, to
     AT&T  of  $61,044,000,  $69,197,000  and  $81,866,000,  and  to MCI of
     $59,634,000, $57,261,000 and $59,001,000, respectively.  Substantially all of the U.S. Government sales are reported in Mobile Communications and Government Programs. Substantially all of the sales to AT&T and MCI are reported in World Systems and Mobile Communications.


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     In thousands, except per share amounts       1st Quarter   2nd Quarter    3rd Quarter     4th Quarter    Total Year
     -----------------------------------------------------------------------------------------------------------------------
     1997:
     Revenues                                     $  133,531    $  142,437     $  145,332      $  141,351     $  562,651
     Operating income                                 23,151        23,412         17,653          17,752         81,968
     Income from continuing operations
       before extraordinary item                       8,099         9,098 (1)      9,395 (2)       1,976 (1)     28,568
     Loss from discontinued operations               (12,380)      (16,481)       (30,207)        (30,000)       (89,068)
     Extraordinary loss                               (1,010)       (2,936)             -               -         (3,946)
     Net income (loss)                                (5,291)      (10,319)       (20,812)        (28,024)       (64,446)
     Earnings (loss) per share:
       Basic:
         Income from continuing operations
           before extraordinary item                    0.17          0.19           0.19            0.04           0.58
         Loss from discontinued operations             (0.26)        (0.34)         (0.62)          (0.61)         (1.82)
         Extraordinary item                            (0.02)        (0.06)             -               -          (0.08)
         Net income (loss)                             (0.11)        (0.21)         (0.42)          (0.57)         (1.32)
       Assuming Dilution:
         Income from continuing operations
           before extraordinary item                    0.16          0.18           0.19            0.04           0.57
         Loss from discontinued operations             (0.25)        (0.33)         (0.60)          (0.59)         (1.78)
         Extraordinary item                            (0.02)        (0.06)             -               -          (0.08)
         Net income (loss)                             (0.11)        (0.21)         (0.41)          (0.55)         (1.29)
     Dividends per share                               0.195          0.05           0.05            0.05          0.345
     Stock price:
       High                                               28 1/2        26 11/16       24 5/16         25 3/4         28 1/2
       Low                                                23            19 5/8         20 13/16        20 5/16        19 5/8
       Close                                              24 3/8        23 13/16       23 13/16        24 1/4         24 1/4
     -----------------------------------------------------------------------------------------------------------------------
     1996:
     Revenues                                     $  128,192    $  132,718     $  141,914 (3)  $  142,276     $  545,100
     Operating income                                 27,386        26,217         30,912          22,710        107,225
     Income from continuing operations                11,142         8,332          8,208           8,515 (4)     36,197
     Loss from discontinued operations                (1,815)       (2,550)        (3,171)        (20,039)       (27,575)
     Net income (loss)                                 9,327         5,782          5,037         (11,524)         8,622
     Earnings (loss) per share:
       Basic:
         Income from continuing operations              0.23          0.17           0.17            0.18           0.76
         Loss from discontinued operations             (0.04)        (0.05)         (0.07)          (0.42)         (0.58)
         Net income (loss)                              0.20          0.12           0.10           (0.24)          0.18
       Assuming Dilution:
         Income from continuing operations              0.23          0.17           0.17            0.17           0.74
         Loss from discontinued operations             (0.04)        (0.05)         (0.07)          (0.41)         (0.56)
         Net income (loss)                              0.19          0.12           0.10           (0.24)          0.18
     Dividends per share                               0.195         0.195          0.195           0.195           0.78
     Stock price:
       High                                               25 5/8        33 1/8         26 1/2          26 3/4         33 1/8
       Low                                                16 3/4        23 3/8         18 3/4          21 1/2         16 3/4
       Close                                              23 3/8        26             22 5/8          24 5/8         24 5/8


     (1) The second and fourth quarters of 1997 include a pre-tax gain of $1,987,000 from the sale of marketable securities and a pre-tax loss of $1,008,000 for a decline in value of a marketable security, respectively.
     (2) The third quarter of 1997 includes a pre-tax gain of $7,261,000 from a sale of land.
     (3) Revenues in the third quarter of 1996 include $7,800,000 in royalties related to a licensing agreement that resolved patent infringement disputes.
     (4) The fourth quarter of 1996 includes a pre-tax gain of $2,722,000 from the corporation's sale of ICO shares and a pre-tax loss of $1,105,000 for a decline in value of a marketable security.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  None.

                                  PART III

     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10-13 is incorporated by reference from the COMSAT - 1998 Annual Meeting of Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

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

          (a)  Documents filed as part of this Report

               1. Consolidated Financial Statements and Supplementary Data of Registrant

                      a.     Independent  Auditors' Report

                      b. Consolidated Financial Statements of COMSAT Corporation and Subsidiaries

                             (i) Consolidated Income Statements for the Years Ended December 31, 1997, 1996 and 1995

                             (ii)    Consolidated   Balance  Sheets  as  of
                                     December 31, 1997 and 1996

                             (iii) Consolidated Cash Flow Statements for the Years Ended December 31, 1997, 1996 and 1995

                             (iv) Statements of Changes in Consolidated Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                             (v)     Notes   to   Consolidated    Financial
                                     Statements   for   the   Years   Ended
                                     December 31, 1997, 1996 and 1995

               2. Financial Statement Schedule Relating to the Consolidated Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1997

                      a.     Schedule  II  --  Valuation   and   Qualifying
                             Accounts

                      All Schedules (except as listed above) have been omitted, because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

          (b)  Reports on Form 8-K

                      The corporation filed a Report on Form 8-K dated October 22, 1997 related to the release of the corporation's financial results for the quarter ending September 30, 1997.

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

          10.1 Agreement relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.2 Operating Agreement relating to INTELSAT by Governments which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos.
                      1-4 and Amendment No. 5 dated March 24, 1980 (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981 (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

          10.5 Convention on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976 (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

          10.6 Operating Agreement on INMARSAT dated September 3, 1976 (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

          10.7* Registrant's 1982 Stock Option Plan (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

          10.8* Registrant's Insurance and Retirement Plan for Executives, as amended and restated effective January 1, 1997 (Incorporated by reference from Exhibit No.

                      10.10 to Registrant'sReport on Form 10-K for the fiscal year ended December 31, 1997)

          10.9* Registrant's Non-Employee Directors Stock Plan (Incorporated by reference from Exhibit No. 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.10 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988)

          10.11* Registrant's 1990 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

          10.12 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.13 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.14 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.15 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization
                      (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft
                      relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

          10.16*      Registrant's   Directors  and   Executives   Deferred
                      Compensation Plan, as amended by the Board of Directors on July 15, 1993 (Incorporated by reference from Exhibit No. 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended December 31,
                      1996)

          10.17 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10
                      (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

          10.18 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

          10.19 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.20 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.21 Amendment to Exhibit 10.20 dated as of December 1, 1995 (Incorporated by reference from Exhibit No.
                      10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

          10.22 Amendment to Exhibit 10.20 dated as of January 8, 1997 (Incorporated by reference from Exhibit No.
                      10.32 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.23 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.24 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.25 Amendment to Exhibit 10.24 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31,
                      1995)

          10.26 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.27 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association,
                      The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.28 Amendment No. 1 to Exhibit 10.27 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.29       Agreement   dated  January  24,  1994,   between  MCI
                      International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.30 Amendment to Exhibit 10.29 dated as of July 1, 1995 (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

          10.31 Amendment to Exhibit 10.29 dated as of September 17, 1996 (Incorporated by reference from Exhibit No.
                      10.41 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996).

          10.32 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.33 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of March 22, 1994 (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.34 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.35 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of October 14, 1994 (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.36* Registrant's Annual Incentive Plan (Incorporated by reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.37 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of February 28, 1995 (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.38* Registrant's 1995 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.39 Distribution Agreement, dated as of June 3, 1997 between the Registrant and Ascent (Incorporated by reference from Exhibit 10.2 to the Registrant's Report on Form 8-K dated June 18, 1997)

          10.40 Tax Disaffiliation Agreement, dated as of June 3, 1997, between the Registrant and Ascent (Incorporated by reference from Exhibit 10.3 to the Registrant's Report on Form 8-K dated June 18, 1997)

          10.41 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Betty C. Alewine

          10.42 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Allen E. Flower

          10.43 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Warren
                      Y. Zeger

EXHIBIT NO. 21 - SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 31, 1998

EXHIBIT NO. 23 - CONSENTS OF EXPERTS AND COUNSEL
                      Consent of Independent Auditors dated March 27, 1998.

EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE

*Compensatory plan or arrangement.

                                 SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 COMSAT CORPORATION
                                    (Registrant)

Date:  March 31, 1998            By  /S/ ALAN G. KOROBOV
                                     -----------------------------
                                     (Alan G. Korobov, Controller)



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY EACH OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITY AND AS OF MARCH 31, 1998. EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS THE REGISTRANT'S VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, VICE PRESIDENT AND GENERAL COUNSEL OR CONTROLLER HIS OR HER TRUE AND LAWFUL ATTORNEY-IN-FACT, WITH FULL POWER OF SUBSTITUTION, FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEY-IN-FACT, OR HIS SUBSTITUTE, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.



                                 (1)     Principal executive officer
                                         By  /s/ Betty C. Alewine
                                         ------------------------------------
                                         (Betty C. Alewine, President and
                                         Chief Executive Officer and Director)

                                 (2)     Principal financial officer
                                         By  /s/ Allen E. Flower
                                         ------------------------------------
                                         (Allen E. Flower, Vice President and
                                         Chief Financial Officer)

                                 (3)     Principal accounting officer
                                         By  /s/ Alan G. Korobov
                                         ------------------------------------
                                         (Alan G. Korobov, Controller)

                                 (4)     Board of Directors

                                         By  /s/ Edwin I. Colodny
                                         ------------------------------------
                                         (Edwin I. Colodny, Chairman and
                                         Director)

                                         By /s/ Marcus C. Bennett
                                         ------------------------------------
                                         (Marcus C. Bennett, Director)

                                         By  /s/ Lucy Wilson Benson
                                         ------------------------------------
                                         (Lucy Wilson Benson, Director)

                                         By  /s/ Lawrence S. Eagleburger
                                         ------------------------------------
                                         (Lawrence S. Eagleburger, Director)

                                         By  /s/ Neal B. Freeman
                                         ------------------------------------
                                         (Neal B. Freeman, Director)

                                         By  /s/ Caleb B. Hurtt
                                         ------------------------------------
                                         (Caleb B. Hurtt, Director)

                                         By  /s/ Peter S. Knight
                                         ------------------------------------
                                         (Peter S. Knight, Director)

                                         By  /s/ Peter W. Likins
                                         ------------------------------------
                                         (Peter W. Likins, Director)

                                         By  /s/ Charles T. Manatt
                                         ------------------------------------
                                         (Charles T. Manatt, Director)

                                         By  /s/ Larry G. Schafran
                                         ------------------------------------
                                         (Larry G. Schafran, Director)

                                         By  /s/ Robert G. Schwartz
                                         ------------------------------------
                                         (Robert G. Schwartz)

                                         By  /s/ Kathryn C. Turner
                                         ------------------------------------
                                         (Kathryn C. Turner, Director)

                                         By /s/ Guy P. Wyser-Pratte, Director
                                         ------------------------------------
                                         (Guy P. Wyser-Pratte, Director)

                               EXHIBIT INDEX

Exhibit
NO.                                              DESCRIPTION
---                                              -----------


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

          4.7 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the
                      Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $75,000,000 aggregate principal amount of Registrant's 8.95% Notes Due 2001 (with form of Note attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on May 15, 1991)

          4.8 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, from the
                      Registrant  to The Chase  Manhattan  Bank,  N.A.,  as
                      Trustee, relating to the authorization of $160,000,000 aggregate principal amount of Registrant's 8.125% Debentures Due 2004 (with form of Debenture attached) (Incorporated by reference from Exhibit No. 4 to Registrant's Current Report on Form 8-K filed on April 9, 1992)

          4.9 Officers' Certificate pursuant to Section 3.01 of the Indenture, dated as of March 15, 1991, as supplemented by the Supplemental Indenture, dated as of June 29, 1994, from the Registrant to The Chase Manhattan Bank, N.A., as Trustee, relating to the authorization of $100,000,000 aggregate principal amount of Registrant's Medium Term Notes, Series A (with forms of Notes attached) (Incorporated by reference from Exhibit No. 4(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          4.10 Limited Partnership Agreement of COMSAT Capital I, L.P., dated as of July 18, 1995, relating to issuance of monthly income preferred securities (Incorporated by reference from Exhibit No. 4(a) to Registrant's Report on Form 10-Q for the quarter ended June 30,
                      1995)

          4.11 Guarantee Agreement for Preferred Securities of COMSAT Capital I, L.P., dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(b) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

          4.12 Indenture between Registrant and the First National Bank of Chicago, as Trustee, dated as of July 18, 1995 (Incorporated by reference from Exhibit No. 4(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995)

          10.1 Agreement relating to the International Telecommunications Satellite Organization (INTELSAT) by Governments, which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.2 Operating Agreement relating to INTELSAT by Governments which entered into force on February 12, 1973 (Incorporated by reference from Exhibit No. 10(b) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.3 Agreement dated August 15, 1975, among COMSAT General Corporation, RCA Global Communications, Inc., Western Union International, Inc. and ITT World Communications, Inc. relating to the establishment of a joint venture for the purpose of participating in the ownership and operation of a maritime communications satellite system and Amendment Nos.
                      1-4 and Amendment No. 5 dated March 24, 1980 (Incorporated by reference from Exhibit No. 10(p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1980)

          10.4 Amendment No. 6 to Exhibit 10.3 dated September 1, 1981 (Incorporated by reference from Exhibit No. 10(p)(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

          10.5 Convention on the International Maritime Satellite Organization (INMARSAT) dated September 3, 1976 (Incorporated by reference from Exhibit No. 11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

          10.6 Operating Agreement on INMARSAT dated September 3, 1976 (Incorporated by reference from Exhibit No. 12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1978)

          10.7* Registrant's 1982 Stock Option Plan (Incorporated by reference from Exhibit No. 10(x) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1981)

          10.8* Registrant's Insurance and Retirement Plan for Executives, as amended and restated effective January 1, 1997 (Incorporated by reference from Exhibit No.
                      10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

          10.9* Registrant's Non-Employee Directors Stock Plan (Incorporated by reference from Exhibit No. 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.10 Agreement to Acquire and Lease (and Supplemental Agreements thereto) dated September 28 and October 10, 1988, respectively, among the International Maritime Satellite Organization (Inmarsat), the North Sea Marine Leasing Company, British Aerospace Public Limited Company, the European Investment Bank, Kreditanstalt Fuer Wiederaufbau, European Investment Bank (as Agent and as Trustee), Instituto Mobiliare Italiano, Credit National, Hellenic Industrial Development Bank, and Society Nationale de Credit a L'Industrie relating to the financing of three Inmarsat spacecraft (Incorporated by Reference from Exhibit No. 3(a) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988)

          10.11* Registrant's 1990 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10 (p) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1989)

          10.12 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.13 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.14 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

          10.15 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization
                      (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft
                      relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

          10.16*      Registrant's   Directors  and   Executives   Deferred
                      Compensation Plan, as amended by the Board of Directors on July 15, 1993 (Incorporated by reference from Exhibit No. 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended December 31,
                      1996)

          10.17 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10
                      (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

          10.18 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

          10.19 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.20 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.21 Amendment to Exhibit 10.20 dated as of December 1, 1995 (Incorporated by reference from Exhibit No.
                      10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

          10.22 Amendment to Exhibit 10.20 dated as of January 8, 1997 (Incorporated by reference from Exhibit No.
                      10.32 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.23 Agreement dated September 1, 1993, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.24 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.25 Amendment to Exhibit 10.24 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31,
                      1995)

          10.26 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.27 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association,
                      The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.28 Amendment No. 1 to Exhibit 10.27 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.29       Agreement   dated  January  24,  1994,   between  MCI
                      International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.30 Amendment to Exhibit 10.29 dated as of July 1, 1995 (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

          10.31 Amendment to Exhibit 10.29 dated as of September 17, 1996 (Incorporated by reference from Exhibit No.
                      10.41 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996).

          10.32 Agreement dated February 18, 1994, between Registrant and AT&T relating to exchange of traffic (Incorporated by reference from Exhibit No. 10(jj) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.33 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of March 22, 1994 (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

          10.34 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.35 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of October 14, 1994 (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.36* Registrant's Annual Incentive Plan (Incorporated by reference from Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.37 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of February 28, 1995 (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

          10.38* Registrant's 1995 Key Employee Stock Plan (Incorporated by reference from Exhibit No. 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

          10.39 Distribution Agreement, dated as of June 3, 1997 between the Registrant and Ascent (Incorporated by reference from Exhibit 10.2 to the Registrant's Report on Form 8-K dated June 18, 1997)

          10.40 Tax Disaffiliation Agreement, dated as of June 3, 1997, between the Registrant and Ascent (Incorporated by reference from Exhibit 10.3 to the Registrant's Report on Form 8-K dated June 18, 1997)

          10.41 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Betty C. Alewine

          10.42 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Allen E. Flower

          10.43 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Warren
                      Y. Zeger

          21          Subsidiaries of the Registrant as of March 31, 1998

          23          Consent of Independent Auditors dated March 27, 1998.

          27          Financial Data Schedule

*Compensatory plan or arrangement.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING
                 ACCOUNTS For the Years Ended December 31,
                            1997, 1996 and 1995


                                                             Balance at
                                                           Beginning of      Charged to                       Balance at
     In thousands                                                  Year        Expenses    Deductions(a)     End of Year
     -------------------------------------------------------------------------------------------------------------------
     1995:
     Allowance for loss on accounts receivable                  $ 4,419         $ 3,846         $     14        $ 8,251

     1996:
     Allowance for loss on accounts receivable                  $ 8,251         $ 3,847         $    939        $11,159
     Allowance for loss on investments                                -         $ 1,105                -        $ 1,105

     1997:
     Allowance for loss on accounts receivable                  $11,159         $ 6,306         $  2,730        $14,735
     Allowance for loss on investments                          $ 1,105         $ 1,008                -        $ 2,113



     (a) As discussed in Note 2 to the financial statements, the corporation began accounting for Ascent Entertainment Group, Inc. and substantially all of COMSAT RSI as discontinued operations in 1997. Accordingly, all prior periods have been restated to present Ascent and CRSI as discontinued operations.

     (b)  Uncollectible   amounts   written  off,   recoveries  of  amounts
          previously reserved, and other adjustments.