Form 10-Q
period 1998-03-31
COMSAT CORP
filed 1998-05-14
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 1998
                       Commission File Number 1-4929



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

51,815,836 shares of the Registrant's common stock were outstanding as of March 31, 1998.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements


                                                                                      Three Months Ended March 31,
                                                                                      -----------------------------
In thousands, except per share amounts                                                       1998             1997
-------------------------------------------------------------------------------------------------------------------

REVENUES                                                                               $  144,717      $   133,531
                                                                                       -----------     ------------

Operating expenses:
      Cost of services                                                                     65,945           59,623
      Depreciation and amortization                                                        51,495           43,463
      Research and development                                                              1,798            1,490
      General and administrative                                                            5,803            5,804
      Total operating expenses                                                            125,041          110,380
                                                                                       -----------     ------------

OPERATING INCOME                                                                           19,676           23,151

Other income (expense), net                                                                (2,825)            (619)
Interest expense, net of amounts capitalized                                              (11,332)          (9,662)
                                                                                       -----------     ------------
Income from continuing operations before taxes and extraordinary item                       5,519           12,870
Income tax expense                                                                         (1,669)          (4,771)
                                                                                       -----------     ------------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM                                 3,850            8,099

Loss from discontinued operations, net of tax                                                   -          (12,380)
                                                                                       -----------     ------------
Income (loss) before extraordinary item                                                     3,850           (4,281)
Extraordinary loss from early extinguishment of debt (net of tax)                               -           (1,010)
                                                                                       -----------     ------------

NET INCOME (LOSS)                                                                      $    3,850      $    (5,291)
                                                                                       ===========     ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
      Income from continuing operations before extraordinary item                      $     0.08      $      0.17
      Loss from discontinued operations                                                         -            (0.26)
      Extraordinary loss                                                                        -            (0.02)
                                                                                       -----------     ------------
      Net income (loss)                                                                $     0.08      $     (0.11)
                                                                                       ===========     ============

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
      Income from continuing operations before extraordinary item                      $     0.07      $      0.16
      Loss from discontinued operations                                                         -            (0.25)
      Extraordinary loss                                                                        -            (0.02)
                                                                                       -----------     ------------
      Net income (loss)                                                                $     0.07      $     (0.11)
                                                                                       ===========     ============

DIVIDENDS DECLARED PER COMMON SHARE                                                    $     0.05      $     0.195
                                                                                       ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     2

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                    March 31,     December 31,
In thousands                                                                             1998             1997
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                  $      7,995      $     5,757
      Receivables                                                                     157,585          147,621
      Other                                                                            35,240           22,387
      Net assets of discontinued operations                                           131,873          142,484
                                                                                 -------------     ------------
         Total current assets                                                         332,693          318,249
                                                                                 -------------     ------------

Property and equipment (net of accumulated depreciation
      of $1,207,420 in 1998 and $1,161,242 in 1997)                                 1,387,555        1,359,293
Investments                                                                           111,565           91,543
Goodwill                                                                               12,519           12,722
Other assets                                                                          116,014          112,968
                                                                                 -------------     ------------
      TOTAL ASSETS                                                               $  1,960,346      $ 1,894,775
                                                                                 =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                       $     13,632      $    13,785
      Commercial paper                                                                144,828          149,506
      Accounts payable and accrued liabilities                                         79,716           89,772
      Due to related parties                                                           29,194           34,664
      Other                                                                             7,597            8,919
                                                                                 -------------     ------------
         Total current liabilities                                                    274,967          296,646
                                                                                 -------------     ------------

Long-term debt                                                                        458,458          461,960
Deferred income taxes and investment tax credits                                      126,244          121,749
Accrued post-retirement benefit costs                                                  49,552           49,246
Other long-term liabilities                                                           209,499          178,903
Preferred securities issued by subsidiary                                             200,000          200,000

STOCKHOLDERS' EQUITY:
      Common stock                                                                    414,630          366,901
      Retained earnings                                                               228,105          226,785
      Treasury stock                                                                   (6,823)          (1,758)
      Unearned compensation                                                            (5,792)          (4,739)
      Accumulated other comprehensive income (loss)                                    11,506             (918)
         Total stockholders' equity                                                   641,626          586,271
                                                                                 -------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,960,346      $ 1,894,775
                                                                                 =============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     3

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                      Three Months Ended March 31,
                                                                                      -----------------------------
In thousands                                                                                 1998             1997
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                $    3,850      $    (5,291)
      Adjustments to reconcile net income (loss) to cash flow of continuing operations:
         Depreciation and amortization                                                     51,495           43,463
         Write-off of investment                                                            1,950                -
         Extraordinary loss from early extinguishment of debt                                   -            1,010
         Loss from discontinued operations                                                      -           12,380
      Changes in operating assets and liabilities                                         (26,869)          (6,401)
      Other                                                                                 1,345            9,338
                                                                                       -----------     ------------
         Net cash provided by continuing operations                                        31,771           54,499
         Net cash used by discontinued operations                                          (2,557)          (5,801)
                                                                                       -----------     ------------
      Net cash provided by operating activities                                            29,214           48,698
                                                                                       -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                  (52,861)         (64,260)
      Investments in unconsolidated businesses                                             (5,113)          (9,121)
      Proceeds from sale of investments                                                     1,200            9,060
      Proceeds from note on sale of investment                                                  -            6,809
      Decrease in Inmarsat ownership                                                        6,101                -
      Other                                                                                   545             (162)
                                                                                       -----------     ------------
      Net cash used in investing activities                                               (50,128)         (57,674)
                                                                                       -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued                                                                  30,513            3,314
      Cash dividends paid                                                                  (2,530)          (9,542)
      Repayment/extinguishment of long-term debt                                                -          (29,611)
      Net short-term borrowings (repayments)                                               (4,831)          45,494
                                                                                       -----------     ------------
      Net cash provided by financing activities                                            23,152            9,655
                                                                                       -----------     ------------

Net decrease in cash and cash equivalents                                                   2,238              679
Cash and cash equivalents, beginning of period                                              5,757            7,659
                                                                                       -----------     ------------

Cash and cash equivalents, end of period                                               $    7,995      $     8,338
                                                                                       ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                     4

                    COMSAT CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation (COMSAT or the corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements should be read in the context of the financial statements and notes thereto filed with the SEC in the corporation's 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc. (Ascent), its former entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its manufacturing subsidiary, as discontinued operations in the second quarter of 1997. The consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Ascent and CRSI as discontinued operations.

     The income (loss) from discontinued operations, net of tax, for Ascent and CRSI for the quarter ended March 31, 1997, is summarized below:


     In thousands                                                                                         1997
     ----------------------------------------------------------------------------------------------------------
     Ascent                                                                                        $   (13,920)
     CRSI                                                                                                1,540
                                                                                                   ------------
     Total                                                                                         $   (12,380)
                                                                                                   ============

     COMSAT RSI, INC.

     Substantially all of CRSI was accounted for as discontinued operations beginning on June 30, 1997. CRSI designs, manufactures and integrates earth stations as well as wireless and advanced antenna systems.

     In February 1998, the corporation sold substantially all of the assets of JEFA Wireless Systems (JEFA), a wholly owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business, in a separate transaction. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4,663,000, net of a working capital adjustment at closing, to complete the transaction.

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


     Certain  of CRSI's  assets  were  excluded  from the  sale,  including
     Electromechanical Systems, Inc. (EMS) and CRSI's 53% ownership interest in Plexsys International Corporation (Plexsys). See "Management's Discussion and Analysis - Outlook." COMSAT also will retain and complete a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia.


     Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of net assets, operating losses through anticipated disposal dates, facility closure costs and the estimated costs to complete the long-term contract retained by the corporation. These estimates could change as additional costs are incurred to complete the disposals and the long-term contract.

     The net assets of CRSI's discontinued operations included in the condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997 are as follows:


                                                                       March 31,             December 31,
     In thousands                                                           1998                     1997
     -----------------------------------------------------------------------------------------------------

     Current assets                                                $     171,840           $      181,456
     Fixed assets, net                                                    30,187                   33,871
     Intangible and other assets                                          10,243                   12,989
     Short-term debt                                                       4,615                    4,422
     Other current liabilities                                            36,919                   28,790
     Provision for estimated loss on disposal                             34,604                   49,504
     Long-term debt                                                        1,540                    1,540
     Other non-current liabilities                                         2,719                    1,576
                                                                   --------------           --------------
     Net assets of discontinued operations                         $     131,873           $      142,484
                                                                   ==============           ==============


     ASCENT ENTERTAINMENT GROUP, INC.

     The corporation distributed its 80.67% interest in Ascent through a tax-free dividend to shareholders on June 27, 1997. COMSAT shareholders of record on June 19, 1997 received 0.4888 of a share of Ascent common stock for each share of COMSAT common stock owned. Ascent was accounted for as a discontinued operation beginning on May 15, 1997, the date on which the corporation's Board of Directors adopted a formal plan to effect the distribution. The tax-free dividend of approximately $195 million was recorded as a reduction of COMSAT's consolidated retained earnings.

3.   CHANGE IN SATELLITE ACCOUNTING POLICIES

     Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of satellites lost at launch or in orbit. Such costs will be expensed in the period in which the satellite is lost at launch or experiences a total failure in orbit. Previously, the costs of failed satellites were amortized over their original useful lives. Partial in-orbit failures will be evaluated for impairment according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of." Also effective January 1, 1998, the corporation changed its accounting policy with respect to satellite performance incentive payments paid to manufacturers to capitalize the net present value of such costs as a component of the cost of the satellite. Previously, certain of these payments were expensed as paid. These changes did not have a material effect on the corporation's financial statements.

4.   COMPREHENSIVE INCOME

     In January 1998, the corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the corporation's financial statements; however, the adoption of this statement had no impact on the corporation's results of operations or stockholders' equity. SFAS No. 130 requires minimum pension liability adjustments, unrealized gains and losses on the corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the quarters ended March 31 were:


     In millions                                                        1998                              1997
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)                                            $      3.9                       $      (5.3)
     Other comprehensive income (loss)                                  12.4                              (4.4)
                                                                  -----------                      ------------
     Total comprehensive income (loss)                            $     16.3                       $      (9.7)
                                                                  ===========                      ============


     During the three months ended March 31, 1998 and 1997, other comprehensive income (loss) consisted principally of the unrealized gain (loss) on available-for-sale securities, net of tax, of $12.2 million and $(3.3) million, respectively.

5.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's 18.0% ownership share of INTELSAT is unchanged from December 31, 1997.

     The corporation's ownership share of Inmarsat decreased from 23.0% at December 31, 1997 to 22.3% as of March 31, 1998. As a result of the change in ownership, the corporation received a total of $6.1 million during the first quarter of 1998.

6.   INVESTMENTS

     In March 1998, the corporation wrote off its $2.0 million ($1.3 million net of tax) investment in Superconducting Core Technologies, Inc. (SCT). The non-cash charge is reported in Other income (expense), net on the condensed consolidated income statement.

7.   REGULATORY ENVIRONMENT AND LITIGATION

     REGULATORY ENVIRONMENT. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, as well as COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) plant, operations, services and rates. FCC decisions and policies have had and will continue to have a significant impact on the corporation.

     In April 1998, the FCC granted the corporation's petition to be deregulated and reclassified as a "non-dominant" telecommunications carrier in the major markets of CWS. The FCC's decision eliminates rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to 85% - 90% of COMSAT's INTELSAT business. It also allows CWS to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. The FCC denied requests by major INTELSAT users to condition non-dominant carrier status on the grant of direct access for users to INTELSAT satellite capacity. The FCC also declined to act on a "fresh look" petition that challenged the enforceablility of COMSAT's long term carrier contracts. However, the FCC indicated that it would begin a future proceeding to consider direct access implications. For a discussion of these matters refer to "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q and the description of the corporation's "Business" and Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K.

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K and "Item 1 - Legal Proceedings" of Part II of the Form 10-Q herein.

8.   EARNINGS PER SHARE

     The following reconciliation illustrates the calculation of the corporation's basic and diluted earnings per share amounts for the quarter ended March 31:


     In thousands, except per share amounts                                               1998            1997
     ----------------------------------------------------------------------------------------------------------
     Income from continuing operations before
       extraordinary item                                                          $     3,850     $     8,099
                                                                                   ============    ============

     Basic:
          Weighted average shares                                                       50,406          48,535
                                                                                   ============    ============
          Per share                                                                $      0.08     $      0.17
                                                                                   ============    ============

     Assuming dilution:
            Weighted average shares                                                     50,406          48,535
            Stock options                                                                1,598             617
            Restricted stock awards and units                                              233             333
                                                                                   ------------    ------------
            Total                                                                       52,237          49,485
                                                                                   ============    ============
                 Per share                                                         $      0.07     $      0.16
                                                                                   ============    ============

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and in February 1998 issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 requires revised disclosures about pension and post-retirement benefit plans. Adoption of SFAS No. 132 will not have a material effect on the corporation's presentation of pension and post-retirement benefit disclosures. In light of the recent developments in the corporation's regulatory environment (see Note 7 and the "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q), the corporation is evaluating the effect of implementing SFAS No. 131 on its presentation of operating segments and related disclosures. The corporation will adopt SFAS Nos. 131 and 132 in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

CONTINUING OPERATIONS

     Consolidated revenues from continuing operations in the first quarter of 1998 were $144.7 million, $11.2 million higher than the same period last year. This improvement was primarily the result of a 36% increase in Network Services segment revenues.

     Operating income in the first quarter was $19.7 million, $3.5 million below the comparative period of 1997. The decrease in operating income was primarily the result of an increase in depreciation expense in both the Satellite Services segment as several new satellites were placed in service and the Network Services segment where new equipment was placed in service in COMSAT International (CI). The first quarter's results also included costs related to the completion of two customer contracts in CI and the resignation of the former president and general manager of CI.

     Other income (expense) for the first quarter was a net expense of $2.9 million, $2.2 million higher than the first quarter last year. The increased expense was a result of the first quarter non-cash write-off of the corporation's $2.0 million investment in Superconducting Core Technologies, Inc. in 1998 and a currency gain recorded in the first quarter of 1997 related to the sale of an equity investment.

     Interest expense, net of amounts capitalized for the first quarter of 1998, was $11.3 million, $1.6 million higher than the first quarter of 1997. The increase was primarily the result of a reduction in the amount of interest capitalized due to the completion of several satellite projects.

     Income tax expense for the first quarter was $1.6 million, a decrease of $3.2 million from the same period last year. The decline resulted from lower income on which tax expense is calculated.

     Income from continuing operations before extraordinary item for the first quarter of 1998 was $3.9 million, $4.2 million below the first quarter of 1997.

     Basic earnings per share for continuing operations for the first quarter was $0.08, $0.09 below the comparative period of 1997. Diluted earnings per share for continuing operations was $0.07, $0.09 below the same period in 1997.

     During the first half of 1997, the corporation repurchased $100 million of its long-term debt. This early extinguishment of debt resulted in an extraordinary loss in 1997 of $3.9 million. The portion of this extraordinary loss that was recorded in the first quarter of 1997 was $1.0 million.

DISCONTINUED OPERATIONS

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

     On June 27, 1997, the corporation completed the spinoff of its 80.67% ownership of Ascent as a tax-free dividend to COMSAT's shareholders. During the first quarter of 1997, the loss from the discontinued operations of Ascent totaled $13.9 million ($0.28 per fully diluted share). See Note 2 to the financial statements.

     The corporation signed a stock-purchase agreement on March 16, 1998, to sell substantially all of CRSI. See "Management's Discussion and Analysis -- Outlook." CRSI's first quarter 1997 income of $1.5 million ($0.03 per fully diluted share) is reported as a part of discontinued operations. See Note 2 to the financial statements.

CONSOLIDATED RESULTS

     On a consolidated basis, the net income for the first quarter of 1998 was $3.9 million, compared to a net loss of $5.3 million in the same period of 1997.

     Basic earnings per share for the first quarter of 1998 was $0.08, $0.19 better than the first quarter of 1997. Diluted earnings per share was $0.07, $0.18 higher than the comparative period of last year.

SEGMENT OPERATING RESULTS

     The corporation reports operating results in two segments - Satellite Services and Network Services. The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs.


RESULTS BY SEGMENT:


                                                                                                Quarter Ended March 31,
                                                                                           -----------------------------
In millions                                                                                     1998               1997
------------------------------------------------------------------------------------------------------------------------

REVENUES
Satellite Services:
     World Systems                                                                         $    65.9          $    66.8
     Mobile Communications                                                                      40.8               38.6
                                                                                           ----------         ----------
     Total Satellite Services                                                                  106.7              105.4
                                                                                           ----------         ----------

Network Services:
     International                                                                              25.1               16.4
     Laboratories                                                                                9.0                8.1
     Government Programs                                                                        14.3               11.0
                                                                                           ----------         ----------
     Total Network Services                                                                     48.4               35.5
                                                                                           ----------         ----------

Eliminations and other                                                                         (10.4)              (7.4)
                                                                                           ----------         ----------
     Total revenues                                                                        $   144.7          $   133.5
                                                                                           ==========         ==========

OPERATING INCOME (LOSS)
Satellite Services:
     World Systems                                                                         $    24.8          $    28.1
     Mobile Communications                                                                       7.8                5.5
                                                                                           ----------         ----------
     Total Satellite Services                                                                   32.6               33.6
                                                                                           ----------         ----------

Network Services:
     International                                                                              (5.6)              (4.5)
     Laboratories                                                                               (0.6)              (0.1)
     Government Programs                                                                         0.9                0.3
                                                                                           ----------         ----------
     Total Network Services                                                                     (5.3)              (4.3)
                                                                                           ----------         ----------

     Total segment operating income                                                             27.3               29.3
General and administrative expense                                                              (5.8)              (5.8)
Other                                                                                           (1.8)              (0.3)
                                                                                           ----------         ----------
     Total operating income                                                                $    19.7          $    23.2
                                                                                           ==========         ==========

SATELLITE SERVICES

     Revenues in the Satellite Services segment in the first quarter were $106.7 million, $1.3 million higher than the first quarter of 1997. Operating income in the first quarter was $32.6 million, $1.0 million below the same period last year.

     CWS's revenues in the first quarter of 1998 were $65.9 million, $900,000 below the comparative period of 1997. The decrease in revenues was the result of declines in full-time voice revenues and lower fiber-optic cable restoration revenues, partially offset by increased revenues for International Business Service (IBS) traffic and wide-band mobile services. The improvement in IBS was due primarily to increases in high-speed data and Internet services. CWS's operating income for the first quarter was $24.8 million, $3.3 million lower than the same quarter last year. The decline in operating income was the result of increased depreciation from placing in service four INTELSAT satellites since February 1997 as well as from the lower revenues.

     Revenues in CMC during the first quarter were $40.8 million, $2.2 million higher than the same period last year. The improved revenues were primarily from increased digital telephone traffic and services provided to the Federal Aviation Administration's (FAA) Wide Area Augmentation System
(WAAS). The improvement in telephone traffic was, in part, due to activities in the Persian Gulf. CMC's operating income was $7.8 million, $2.3 million better that the first quarter of 1997. The improvement in operating income was the result of the increased revenues and lower operating costs, partially offset by increased depreciation from new Inmarsat satellites placed in service during the past year.

NETWORK SERVICES

     Network Services revenues for the first quarter were $48.4 million, $12.9 million or 36% higher than the first quarter of last year. The operating loss in the first quarter was $5.3 million, compared to a $4.3 million loss for the same period last year.

     Revenues in CI during the first quarter were $25.1 million, $8.7 million or 53% higher than the same period last year. The first quarter improvement in revenues was driven primarily by increases in Brazil, Argentina, Colombia and Venezuela. CI's operating loss in the first quarter of 1998 was $5.6 million, compared to an operating loss of $4.5 million in the comparative quarter of 1997. The increased loss was primarily from costs in Brazil associated with two customer contracts completed in the first quarter of 1998. Revenue commitments under long-term contracts increased to $327 million at March 31, 1998, compared to $323 million at December 31, 1997 and $241 million at March 31, 1997.

     COMSAT Laboratories revenues in the first quarter of 1998 were $9.0 million, $900,000 better than the same period last year because of higher technical consulting and communication product revenues. The Laboratories' operating loss for the first quarter was $600,000, $500,000 higher than the first quarter of 1997. The increased loss for the quarter was primarily due to higher sales and marketing expenses to expand the Laboratories' commercial consulting and product businesses. The Laboratories' backlog at March 31, 1998, was $25 million, down from $28 million at December 31, 1997.

     Government Programs revenues for the first quarter of 1998 were $14.3 million, $3.3 million higher than the first quarter last year. The improvement over last year was primarily the result of increased revenues from the Commercial Satellite Communications Initiative (CSCI) contract. Operating income in Government Programs during the first quarter was $900,000, $600,000 better than the comparative quarter of last year.

                                  OUTLOOK

     MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE EVENTS AND OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS AND THE CORPORATION'S FUTURE OPERATING RESULTS MAY BE AFFECTED BY THE TIMING AND OUTCOME OF PENDING REGULATORY AND LEGISLATIVE ACTIONS, INCLUDING A BILL INTRODUCED IN CONGRESS WHICH CALLS FOR MAJOR AMENDMENTS TO THE COMMUNICATIONS SATELLITE ACT ADVERSE TO COMSAT AND THE PRIVATIZATION OF

INTELSAT AND INMARSAT; EFFORTS TO RESTRUCTURE INTELSAT AND INMARSAT; FCC PROCEEDINGS; COMPETITIVE BUSINESS CONDITIONS; THE DISPOSITION OF DISCONTINUED OPERATIONS; AND OTHER FACTORS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

     During the first part of 1998, significant progress was made in the corporation's ongoing efforts to restructure INTELSAT and Inmarsat.

     The INTELSAT Assembly of Parties, at its March 1998 meeting, approved a restructuring plan to transfer six INTELSAT satellites (five currently in orbit and one to be launched in 1999) into a separate, new commercial company. The new company, which was previously referred to as "INC", has been temporarily named New Skies Satellites, N.V. (New Skies) and has been incorporated in the Netherlands. It is expected that the transfer of assets from INTELSAT to New Skies will occur during the third quarter of 1998. Additionally, an initial public offering is expected to occur sometime during 1999 to fund New Skies' future capital requirements. New Skies will operate as an entirely separate company, independent of INTELSAT. INTELSAT's direct ownership in New Skies will be set at 10 % and will be held in a non-voting trust. Individual ownership levels will be limited to 17% and it is expected that COMSAT's initial direct investment in New Skies will be approximately 16.6%. Competitors of New Skies are expected to initiate regulatory proceedings at the FCC seeking actions adverse to New Skies including challenges to U.S. market access.

     COMSAT currently consolidates its share of the accounts of INTELSAT and as such recognizes its portion of INTELSAT's results of operations each reporting period. COMSAT anticipates it will use the cost method of accounting for its investment in New Skies. Under the cost method, COMSAT would only recognize income at the time dividends from New Skies are received. COMSAT does not anticipate that New Skies will declare dividends during its first year of operations. As such, beginning at the time of the transfer of assets to New Skies, the corporation's pre-tax earnings from its investments in both INTELSAT and New Skies will be slightly lower each quarter.

     In March 1998, the Inmarsat Council approved a plan to transfer the operating assets of the current Inmarsat intergovernmental organization to a new company. This plan was presented at the April 1998 meeting of Inmarsat's Assembly of Parties. During its meeting, the Assembly endorsed the Council's plan for full privatization. At their next meeting, which is slated to occur in September 1998, the Assembly is expected to finalize outstanding issues. According to current plans, Inmarsat will become an independent commercial company in the first quarter of 1999. While the new company initially would not be publicly traded, it is expected that the company would proceed with an initial public offering within 24 months after its creation. As currently proposed, individual ownership in the new company would be capped at 15%, although COMSAT's current 22% ownership in Inmarsat would be grandfathered. COMSAT's voting rights, however, would be capped at 15% with respect to votes against certain shareholder resolutions. Prior to the public offering, owners are expected to be able to trade shares, and strategic investors are expected to invest up to $500 million in equity in the new company.

     Approval of the final Inmarsat restructuring proposal will require (i) a vote of two-thirds of the member governments that are present and voting (up to 82, with each having one vote) at the Assembly of Parties at which approval is sought and (ii) a further decision by two-thirds of the Inmarsat Council that all conditions precedent to the transaction have been satisfied and that transaction documents are approved. The Inmarsat restructure timetable is contingent on Inmarsat member governments reaching broad consensus on implementing the proposed amendments to the Inmarsat Convention prior to formal ratification. If such consensus is not achieved, the ratification process could take longer. The corporation, as a minority shareholder and the U.S. signatory to Inmarsat, lacks the ability to independently effect a restructuring of Inmarsat. The success and timing of the corporation's privatization efforts will be dependent upon the corporation's ability to achieve a consensus among other signatories and participating member governments. Morever, the issue whether legislation authorizing U.S. approval of Inmarsat privatization is required has yet to be resolved.

     As with INTELSAT, COMSAT consolidates its shares of the accounts of Inmarsat. It is projected that COMSAT will own at least 20% of Inmarsat at the time it is privatized. Assuming COMSAT continues to own at least 20% of the new company and other details and assumptions related to the restructuring do not change, the corporation anticipates it will use the equity method of accounting for this investment. Under the equity method, the corporation would continue to include its proportionate share of the new company's operating results as part of the corporation's operating results. As such, the equity method of accounting for the privatized
Inmarsat should not impact the corporations's net incom. Final determination of the accounting method for this investment will be dependent upon the terms and conditions of the final Inmarsat restructuring.

     On April 24, 1998, the FCC granted the corporation's petition for reclassification as a non-dominant common carrier in markets that represent approximately 85-90% of CWS's revenues. For those markets, rate-of-return regulation has been lifted effective immediately. In the remaining "thin-route" markets, which currently constitute 10-15% of the CWS business, the FCC denied the corporation's request for non-dominant status, but indicated that it would consider on an expedited basis a form of incentive-based regulation and issued a Notice of Proposed Rulemaking seeking public comment. The FCC also granted COMSAT's request to be able to file tariffs on one-day's notice with a presumption of lawfulness. The FCC also granted the corporation's request for the elimination of the CWS structural separation requirement, and also gave CWS authority to enter the earth station market on an unseparated and non-dominant basis. The FCC also indicated that it would initiate a proceeding to explore the legal, economic and policy implications of enabling users to have direct access to the INTELSAT system. Finally, the FCC concluded that COMSAT's long-term carrier contracts with AT&T, MCI and Sprint do not impede competition; thus such contracts would not be subject to regulatory abrogation based on the so called "fresh look" doctrine.

     On May 6, 1998, the U.S. House of Representatives passed a bill entitled the "Communications Satellite Competition and Privatization Act of 1997" (H.R. 1872). To become law, a companion bill will have to be considered and passed by the U.S. Senate, proceed through a House-Senate conference, and be signed by the President. While the corporation supports the bill's stated objective of privatizing INTELSAT and Inmarsat in a pro-competitive manner, COMSAT is opposed to the bill in its current form.

     As passed by the House, if adequate progress toward privatization is not made or privatization is not completed in a prescribed manner by prescribed deadlines, H.R. 1872 could restrict COMSAT from offering certain important existing and future services via the INTELSAT and Inmarsat satellite systems. If privatization meeting the bill's criteria does not occur, the bill could impair COMSAT's investment in INTELSAT and Inmarsat by, among other actions, possibly requiring the return of orbital positions and spectrum needed in INTELSAT and Inmarsat operations. The bill also would require the FCC to establish direct access to the INTELSAT and Inmarsat satellite systems in the U.S., thus discontinuing after 2000
COMSAT's exclusive provider role, subject to certain conditions and safeguards. Specifically, the bill was amended to ensure that any direct access scheme compensate COMSAT for its costs as signatory operator, and that the corporation otherwise receive full fair market value for investment-based access arrangements. The bill, however, would link the removal of the existing 10% ownership limitation on COMSAT's common stock under the Satellite Act to the time when direct access is granted. In addition, the bill authorizes the FCC to relieve COMSAT customers of their obligations under traffic agreements during a one-time reevaluation period in 2000. A petition for similar regulatory action has been pending before the FCC for two years. Recently, the FCC rejected arguments that such traffic agreements were anti-competitive and permitted such agreements to stand. The bill also specifies criteria for the proposed restructuring of INTELSAT that, if not implemented, might restrict INTELSAT's proposed new commercial affiliate, New Skies, from accessing the U.S. market. However, if INTELSAT and Inmarsat are privatized in accordance with criteria specified in the bill, the service restrictions and market access exclusions could be avoided. Direct access to Inmarsat would be precluded if Inmarsat privatizes on its current schedule, as would direct access to the video services carried by New Skies.

     The corporation is, and will continue, opposing the bill, unless it is modified in a manner that would not adversely affect the corporation's business and the value of its shareholders' investments in the INTELSAT and Inmarsat satellite systems. The corporation is unable to predict when or whether the Senate will act on the bill. However, the corporation expects any Senate bill will exclude many provisions of H.R. 1872 which possibly could impair COMSAT's investments and operations.

     CI was awarded two licenses in its operating companies in Brazil and Peru. CI's license in Peru, which was awarded during the first quarter, allows COMSAT Peru to provide advanced voice, data and multimedia communications networks for businesses operating in Lima, Peru. In April 1998, COMSAT Brasil was awarded a license that permits the CI company to provide one-stop shopping, shared hub services and international connectivity. Both licenses facilitate the expansion of CI's service offerings and geographic presence in Latin America.

     In March 1998, the corporation signed a stock purchase agreement to sell substantially all of CRSI for $116.5 million in cash. The sale price is subject to adjustment based on inter-company loans and advances between COMSAT and CRSI at the time of the closing. Closing of the sale is expected to occur on or before June 30, 1998, and is dependent upon completion of certain conditions agreed to by the parties, third party consents and regulatory filings.

     Certain of CRSI's assets were excluded from the sale transaction, including Electromechanical Systems, Inc. (EMS), a long-term construction contract for a radio astronomy telescope and CRSI's 53% ownership interest in Plexsys International Corporation (Plexsys). The corporation anticipates disposing of EMS and has commenced preliminary discussions with potential buyers. The corporation is unable to predict whether an agreement will be concluded on acceptable terms. In the first quarter of 1998, Plexsys substantially reduced its operations and laid off most of its staff. The corporation does not anticipate that it will recover its investment in Plexsys or certain amounts owed to it by Plexsys. In addition, in February 1998, the corporation sold substantially all of the assets of JEFA Wireless Systems, a wholly owned subsidiary of CRSI, in a separate transaction. See
Note 2 to the financial statements.

     The financial impact of the disposition of CRSI was included in the corporation's 1997 loss from discontinued operations. The corporation believes that the reserves it has established for the disposition of CRSI are adequate. There can be no assurance, however, that additional reserves will not be required.

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

     The corporation's current estimate is that it will cost between $3 million and $5 million prior to January 1, 2000, to modify its in-house management information systems, customer products, and other systems and equipment impacted by the year 2000 issue. The corporation does not expect the costs directly attributable to the year 2000 issue to have a material effect on its consolidated results from operations in a given year. Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. Specific factors that might cause material differences in the estimates include, but are not limited to, the availability and cost of personnel with appropriate and necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first three months of 1998 were cash from operations and the proceeds from the exercise of stock options. Cash was used primarily for the purchase of property and equipment. The corporation's working capital at March 31, 1998 was $57.7 million, $36.1 million higher than at December 31, 1997. The increase in working capital during the first quarter of 1998 was primarily the result of an increase in receivables and decreases in commercial paper, accounts payable and accrued liabilities.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $145 million in borrowings outstanding at March 31, 1998. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program. The corporation plans to reduce short-term debt with the proceeds from the sale of substantially all of the assets and operations of CRSI. Consummation of the sale of CRSI, however, remains subject to certain conditions. See "Management's Discussion and Analysis -- Outlook."

     The corporation had $36 million remaining at March 31, 1998 under a $100 million medium-term note program, which is unchanged from year-end 1997. The medium-term program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. The corporation plans to submit its 1998 capitalization plan in May 1998. Under the approved FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt-to-total-capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. The corporation was in compliance with the $200 million short-term debt limit as of March 31, 1998.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Note 7 of this Form 10-Q and Item 3 of the Corporation's 1997 Form 10-K, which are incorporated herein by reference.

          In the third  quarter of 1997,  IDB Mobile  Communications,  Inc.
          (IDB) informed COMSAT that it was no longer purchasing Inmarsat satellite capacity for its U.S. land earth stations from COMSAT, but was using another signatory. COMSAT believes that IDB is required to purchase that capacity from COMSAT under the terms of IDB's service contract with COMSAT, U.S. law and the Inmarsat Operating Agreement. After attempts to resolve this issue failed, COMSAT filed a lawsuit against IDB seeking damages for breach of contract in January 1998. In response, IDB filed a petition for a declaratory ruling asking the FCC to rule that operators of Inmarsat land earth stations may purchase Inmarsat satellite capacity from foreign signatories and a motion to dismiss or stay the lawsuit until the FCC rules. In May 1998, the United States District Court for the District of Maryland, Southern Division dismissed the corporation's breach of contract lawsuit and indicated that, in its opinion, the FCC was the appropriate forum for the enforcement of COMSAT's claim. The corporation plans to seek reconsideration of the District Court's decision. If the District Court does not modify its ruling, COMSAT plans to file a complaint with the FCC to enforce IDB's payment obligation.

ITEM 2.   CHANGE IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   (a)  EXHIBITS

               10.1 - Stock Purchase and Sale  Agreement  dated as of March
                      16, 1998 among COMSAT  Corporation,  TBG  Industries,
                      Inc. and Prodelin Holding  Corporation.
               18 -   Letter regarding change in accounting principles
               27 -   Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               Report dated February 20, 1998, reporting the corporation's 1997 earnings and announcing that the corporation's Annual Meeting of Shareholders has been scheduled for May 15, 1998.

               Report dated March 12, 1998, announcing that the corporation's first quarter 1998 results will include a $1.3 million non-cash charge to reflect the write-off of its investment in Superconducting Core Technologies, Inc.

               Report dated March 17, 1998, announcing that the corporation signed a stock purchase agreement to sell substantially all of COMSAT RSI, Inc. (CRSI) to a subsidiary of TBG Industries, Inc.

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


Date:  May 14, 1998