Form 10-Q
period 1998-06-30
COMSAT CORP
filed 1998-08-13
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1998
                       Commission File Number 1-4929




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

52,416,412 shares of the Registrant's common stock were outstanding as of June 30, 1998.

PART I.     FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements


                                                                          Three Months Ended June 30,  Six Months Ended June 30,
                                                                          ---------------------------  -------------------------
In thousands, except per share amounts                                           1998          1997          1998          1997
--------------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                   $  151,045    $  142,437    $  295,762    $  275,968
                                                                           -----------   -----------   -----------   -----------

Operating expenses:
      Cost of services                                                         65,929        65,082       131,874       124,705
      Depreciation and amortization                                            55,556        44,846       107,051        88,309
      Research and development                                                  2,549         2,304         4,347         3,794
      General and administrative                                                6,049         6,793        11,852        12,597
                                                                           -----------   -----------   -----------   -----------
      Total operating expenses                                                130,083       119,025       255,124       229,405
                                                                           -----------   -----------   -----------   -----------

OPERATING INCOME                                                               20,962        23,412        40,638        46,563

Other income (expense), net                                                    (1,015)        1,345        (3,840)          726
Interest expense, net of amounts capitalized                                  (12,724)      (10,176)      (24,056)      (19,838)
                                                                           -----------   -----------   -----------   -----------
Income from continuing operations before taxes and extraordinary item           7,223        14,581        12,742        27,451
Income tax expense                                                             (3,149)       (5,483)       (4,818)      (10,254)
                                                                           -----------   -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM                     4,074         9,098         7,924        17,197

Loss from discontinued operations, net of tax                                       -       (16,481)            -       (28,861)
                                                                           -----------   -----------   -----------   -----------
Income (loss) before extraordinary item                                         4,074        (7,383)        7,924       (11,664)
Extraordinary loss from early extinguishment of debt (net of tax)                   -        (2,936)            -        (3,946)
                                                                           -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                                          $    4,074    $  (10,319)   $    7,924    $  (15,610)
                                                                           ===========   ===========   ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
      Income from continuing operations before extraordinary item          $     0.08    $     0.19    $     0.15    $     0.35
      Loss from discontinued operations                                             -         (0.34)            -         (0.59)
      Extraordinary loss                                                            -         (0.06)            -         (0.08)
                                                                           -----------   -----------   -----------   -----------
      Net income (loss)                                                    $     0.08    $    (0.21)   $     0.15    $    (0.32)
                                                                           ===========   ===========   ===========   ===========

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
      Income from continuing operations before extraordinary item          $     0.08    $     0.18    $     0.15    $     0.35
      Loss from discontinued operations                                             -         (0.33)            -         (0.58)
      Extraordinary loss                                                            -         (0.06)            -         (0.08)
                                                                           -----------   -----------   -----------   -----------
      Net income (loss)                                                    $      0.08   $    (0.21)   $     0.15    $    (0.31)
                                                                           ===========   ===========   ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                        June 30,   December 31,
In thousands                                                                                1998           1997
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                     $      9,335    $     5,757
      Receivables                                                                        132,380        147,621
      Other                                                                               40,348         22,387
      Net assets of discontinued operations                                               18,403        142,484
                                                                                    -------------   ------------
         Total current assets                                                            200,466        318,249
                                                                                    -------------   ------------

Property and equipment (net of accumulated depreciation
      of $1,262,996 in 1998 and $1,161,242 in 1997)                                    1,397,507      1,359,293
Investments                                                                              118,933         91,543
Goodwill                                                                                  13,557         12,722
Other assets                                                                             124,671        112,968
                                                                                    -------------   ------------
      TOTAL ASSETS                                                                  $  1,855,134    $ 1,894,775
                                                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                                          $     13,785    $    13,785
      Commercial paper                                                                    19,998        149,506
      Accounts payable and accrued liabilities                                            84,120         89,772
      Due to related parties                                                              40,515         34,664
      Other                                                                                3,206          8,919
                                                                                    -------------   ------------
         Total current liabilities                                                       161,624        296,646
                                                                                    -------------   ------------

Long-term debt                                                                           454,478        461,960
Deferred income taxes and investment tax credits                                         126,351        121,749
Accrued post-retirement benefit costs                                                     49,549         49,246
Other long-term liabilities                                                              207,425        178,903
Preferred securities issued by subsidiary                                                200,000        200,000

STOCKHOLDERS' EQUITY:
      Common stock                                                                       428,137        366,901
      Retained earnings                                                                  229,564        226,785
      Treasury stock                                                                      (7,223)        (1,758)
      Unearned compensation                                                               (5,502)        (4,739)
      Accumulated other comprehensive income (loss)                                       10,731           (918)
                                                                                    -------------   ------------
         Total stockholders' equity                                                      655,707        586,271
                                                                                    -------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  1,855,134    $ 1,894,775
                                                                                    =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                          Six Months Ended June 30,
                                                                                       -----------------------------
In thousands                                                                                  1998             1997
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                 $    7,924       $  (15,610)
      Adjustments to reconcile net income (loss) to cash flow of continuing operations:
         Depreciation and amortization                                                     107,051           88,309
         Write-off of investment                                                             1,950                -
         Extraordinary loss from early extinguishment of debt                                    -            3,946
         Loss from discontinued operations                                                       -           28,861
      Changes in operating assets and liabilities                                           (1,611)         (19,346)
      Other                                                                                 (3,469)          (3,741)
                                                                                        -----------     ------------
         Net cash provided by continuing operations                                        111,845           82,419
         Net cash provided (used) by discontinued operations                               113,752           (5,442)
                                                                                        -----------     ------------
      Net cash provided by operating activities                                            225,597           76,977
                                                                                        -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                  (119,435)        (120,757)
      Investments in unconsolidated businesses                                              (7,121)         (10,092)
      Proceeds from sale of investments                                                      1,200            9,060
      Proceeds from note on sale of investment                                                   -            6,809
      Decrease in INTELSAT ownership                                                             -           20,986
      Decrease in Inmarsat ownership                                                         6,101                -
      Other                                                                                  1,158           (4,425)
                                                                                        -----------     ------------
      Net cash used in investing activities                                               (118,097)         (98,419)
                                                                                        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock issued                                                                   42,366            5,792
      Cash dividends paid                                                                   (5,145)         (12,000)
      Repayment/extinguishment of long-term debt                                           (11,635)        (112,710)
      Net short-term borrowings (repayments)                                              (129,508)         143,021
      Other                                                                                      -           (3,736)
                                                                                        -----------     ------------
      Net cash provided (used) by financing activities                                    (103,922)           20,367
                                                                                        -----------     ------------

Net decrease in cash and cash equivalents                                                    3,578           (1,075)
Cash and cash equivalents, beginning of period                                               5,757            7,659
                                                                                        -----------     ------------

Cash and cash equivalents, end of period                                                $    9,335      $     6,584
                                                                                        ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COMSAT CORPORATION AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation (COMSAT or the corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements should be read in the context of the financial statements and notes thereto filed with the SEC in the corporation's 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc. (Ascent), its former entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its manufacturing subsidiary, as discontinued operations in the second quarter of 1997.

     The income (loss) from discontinued operations, net of tax, for Ascent and CRSI for the three and six months ended June 30, 1997, is summarized below:



                                                                    Period Ended June 30, 1997
                                                              ----------------------------------
     In millions                                                   Three Months       Six Months
     -------------------------------------------------------------------------------------------
     Ascent                                                         $    (15.1)     $     (29.1)
     CRSI                                                                 (1.3)             0.2
                                                                    -----------     ------------
     Total                                                          $    (16.4)     $     (28.9)
                                                                    ===========     ============




     COMSAT RSI, INC.

     In February 1998, the corporation sold substantially all of the assets of JEFA Wireless Systems (JEFA), a wholly owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business, in a separate transaction. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4.7 million, net of a working capital adjustment at closing, to complete the transaction.

     On June 25, 1998, the corporation completed the sale of substantially all of CRSI to a subsidiary of TBG Industries, Inc. for $116.5 million. After adjusting for changes in inter-company loans and advances, COMSAT received cash proceeds of $111.9 million.

     Certain  of CRSI's  assets  were  excluded  from the  sale,  including
     Electromechanical Systems, Inc. (EMS) and CRSI's 53% ownership interest in Plexsys International Corporation (Plexsys). Plexsys ceased doing business on July 1, 1998. The corporation has written-off its investment in Plexsys and certain amounts owed to it by Plexsys. Such amounts were included in the corporation's 1997 loss from discontinued operations. COMSAT also will retain and complete a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia.

     Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of net assets, operating results through anticipated disposal dates, facility closure costs and the estimated costs to complete the long-term contract retained by the corporation. The net assets of CRSI's discontinued operations include management's estimate of the amount to be realized from a $29 million claim, which is currently in arbitration for work performed on the long-term contract. These estimates could change as additional costs are incurred to complete the disposals and the long-term contract and upon resolution of the arbitration.

     The net assets of CRSI's discontinued operations included in the condensed consolidated balance sheets as of June 30, 1998, and December 31, 1997, are as follows:


                                                                     June 30,        December 31,
     In millions                                                         1998                1997
     ---------------------------------------------------------------------------------------------
     Current assets                                                $     42.3          $    181.5
     Fixed assets, net                                                    3.6                33.8
     Intangible and other assets                                          1.0                13.0
     Short-term debt                                                        -                 4.4
     Other current liabilities                                            7.1                28.8
     Provision for estimated loss on disposal                            21.4                49.5
     Long-term debt                                                         -                 1.5
     Other non-current liabilities                                          -                 1.6
                                                                   -----------         -----------
     Net assets of discontinued operations                         $     18.4          $    142.5
                                                                   ===========         ===========

     ASCENT ENTERTAINMENT GROUP, INC.

     The corporation distributed its 80.67% interest in Ascent through a tax-free dividend to shareholders on June 27, 1997. COMSAT shareholders of record on June 19, 1997, received 0.4888 of a share of Ascent common stock for each share of COMSAT common stock owned. Ascent was accounted for as a discontinued operation beginning on May 15, 1997, the date on which the corporation's Board of Directors adopted a formal plan to effect the distribution. The tax-free dividend of approximately $195 million was recorded as a reduction of COMSAT's consolidated retained earnings.

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

4.   COMPREHENSIVE INCOME

     In January 1998, the corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the corporation's financial statements; however, the adoption of this statement had no impact on the corporation's results of operations or stockholders' equity. SFAS No. 130 requires minimum pension liability adjustments, unrealized gains and losses on the corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 were:


                                               Three Months Ended June 30      Six Months Ended June 30
                                               --------------------------     ---------------------------
In millions                                         1998             1997            1998            1997
---------------------------------------------------------------------------------------------------------
Net income (loss)                                $   4.1        $   (10.3)      $     7.9      $   (15.6)
Other comprehensive income (loss)                   (1.0)             0.2            11.6           (4.2)
                                                 ---------      ----------      ----------     ----------
Total comprehensive income (loss)                $   3.1        $   (10.1)      $    19.5      $   (19.8)
                                                 =========      ==========      ==========     ==========

     Other comprehensive income (loss) includes changes in the unrealized gain (loss) of available-for-sale securities, net of tax, of $4.5 million, $16.7 million, $200,000 and $(3.1) million for the three and six month periods ended June 30, 1998 and 1997, respectively. The three months ended June 30, 1998, also includes the foreign currency translation loss from COMSAT's Brazil subsidiary, which is no longer accounted for as a highly inflationary economy.

5.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's 18.0% ownership share of INTELSAT is unchanged from December 31, 1997.

     The corporation's ownership share of Inmarsat decreased from 23.0% at December 31, 1997, to 22.2% as of June 30, 1998. As a result of the change in ownership, the corporation received a total of $6.1 million during the six months ended June 30, 1998.

6.   INVESTMENTS

     In March 1998, the corporation wrote off its $2.0 million ($1.3 million net of tax) investment in Superconducting Core Technologies, Inc. (SCT). The non-cash charge is reported in Other income (expense), net, on the condensed consolidated income statement.

7.   REGULATORY ENVIRONMENT AND LITIGATION

     REGULATORY ENVIRONMENT. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, as well as COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). FCC decisions and policies have had and will continue to have a significant impact on the corporation.

     In April 1998, the FCC granted the corporation's petition to be deregulated and reclassified as a "non-dominant" telecommunications carrier in the major markets of CWS. The FCC's decision eliminates rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to approximately 90% of COMSAT's INTELSAT business. It also allows CWS to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. The FCC denied requests by major INTELSAT users to condition non-dominant carrier status on the grant of direct access for users to INTELSAT satellite capacity. The FCC concluded that COMSAT's long-term carrier contracts do not impede competition; thus, such contracts would not be subject to regulatory abrogation based on the so called "fresh look" doctrine. The FCC indicated, however, that it would begin a future proceeding to consider direct access implications. For a discussion of these matters refer to "Management's Discussion and Analysis --Outlook" section of the Form 10-Q and the description of the corporation's "Business" and Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K.

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse effect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K and "Item 1 - Legal Proceedings" of Part II of the March 31, 1998 Form 10-Q.

8.   EARNINGS PER SHARE

     The following reconciliation illustrates the calculation of the corporation's basic and diluted earnings per share amounts for the three and six month periods ended June 30, 1998 and 1997:


                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ----------------------------   ----------------------------
In millions, except per share amounts              1998            1997            1998            1997
--------------------------------------------------------------------------------------------------------
Income from continuing operations
  before extraordinary item                  $      4.1     $       9.1     $       7.9     $      17.2
                                             ===========    ============    ============    ============

Basic:
     Weighted average shares                       51.9            48.7            51.1            48.6
                                             ===========    ============    ============    ============
            Per share                        $     0.08     $      0.19     $      0.15     $      0.35
                                             ===========    ============    ============    ============

Assuming dilution:
            Weighted average shares                51.9            48.7            51.1            48.7
            Stock options                           1.6             0.4             1.6             0.5
            Restricted stock awards and units       0.2             0.3             0.2             0.3
                                             -----------    ------------    ------------    ------------
            Total                                  53.7            49.4            52.9            49.5
                                             ===========    ============    ============    ============
                 Per share                   $     0.08     $      0.18     $      0.15     $      0.35
                                             ============   ============    ============    ============

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and in February 1998, issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 requires revised disclosures about pension and post-retirement benefit plans. Adoption of SFAS No. 132 will not have a material effect on the corporation's presentation of pension and post-retirement benefit disclosures. In light of the recent developments in the corporation's regulatory environment (see Note 7 and the "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q), the corporation is evaluating the effect of implementing SFAS No. 131 on its presentation of operating segments and related disclosures. The corporation will adopt SFAS Nos. 131 and 132 in the fourth quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The corporation will adopt SFAS No. 133 in the first quarter of 2000. The corporation is evaluating the impact implementation of SFAS No. 133 will have on its consolidated financial statements.

10.  NOTE RECEIVABLE

     In January 1997, the corporation sold its 19.66% interest in Philippine Global Communications, Inc. (PhilCom) for cash and a collaterized note receivable totaling $32.6 million. At December 31, 1997, the remaining note receivable balance of $12.7 million was to be paid in two payments during 1998. Subsequent to June 30, 1998, the note was amended so that the balance would be paid in installments, with interest, through June 2000. The corporation received a payment of $1.0 million in August 1998. The non-current portion of $7.5 million was reclassified to other assets at June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

CONTINUING OPERATIONS

     Consolidated revenues from continuing operations in the second quarter and first six months of 1998 were $151.1 million and $295.8 million, respectively, which were $8.7 million and $19.8 million better than their comparative periods in 1997. The higher revenues were primarily the result of improvements in Network Services segment revenues.

     Operating income for the second quarter and year-to-date was $20.9 million and $40.6 million, respectively, which was $2.5 million and $6.0 million below the same periods last year. The decrease in operating income was primarily the result of an increase in depreciation expense in both Satellite Services and Network Services as new satellites and communications equipment were placed in service.

     Other income (expense), net, for the second quarter was a net expense of $1.0 million, compared with a net income of $1.4 million in the second quarter last year. Second quarter of 1997 results included a non-recurring gain from the sale of an equity investment. For the first six months of 1998, other income (expense) was a net expense of $3.8 million versus income of $700,000 for the same period last year. The year-to-date results included the first quarter 1998 non-cash write-off of the corporation's $2.0 million investment in Superconducting Core Technologies, Inc. In addition, the 1997 results included a currency gain recorded in the first quarter related to the sale of an equity investment as well as the second quarter gain noted above.

     Interest expense, net of amounts capitalized for the second quarter and first six months of 1998, was $12.7 million and $24.1 million, respectively, compared to $10.2 million and $19.8 million for the same periods of 1997. The increase was primarily the result of increased interest expense and a reduction in the amount of interest capitalized due to the completion of several satellite projects.

     Income tax expense for the second quarter was $3.1 million and for the first six months of 1998 was $4.8 million. These amounts were $2.2 million and $5.5 million below the comparative periods of 1997. The decline was primarily the result of lower income on which tax expense is calculated.

     Income from continuing operations before extraordinary item for the second quarter and year-to-date was $4.1 million and $7.9 million, respectively, $5.0 million and $9.3 million below the same periods of last year.

     Basic earnings per share for continuing operations for the second quarter was $0.08 and for the first six months of 1998 was $0.15, $0.11 and $0.20 below the comparative periods of 1997. Diluted earnings per share for continuing operations was $0.08 for the second quarter and $0.15 year-to-date, which were $0.10 and $0.20 below the same periods of last year.

     During the first half of 1997, the corporation repurchased $100 million of its long-term debt. This early extinguishment of debt resulted in an extraordinary loss in 1997 of $3.9 million. The portion of this extraordinary loss that was recorded in the second quarter of 1997 was $2.9 million.

DISCONTINUED OPERATIONS

     During the second quarter of 1997, the corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) as discontinued operations. See Note 2 to the financial statements.

CONSOLIDATED RESULTS

     On a consolidated basis, the net income for the second quarter and first six months of 1998 was $4.1 million and $7.9 million, respectively, compared to net losses of $10.3 million and $15.6 million in the same periods of 1997.

     Basic earnings per share for the second quarter were $0.08 and for the first six months was $0.15, compared to losses per share of $0.21 and $0.32 for the same periods of 1997. Diluted earnings per share were $0.08 for the second quarter and $0.15 year-to-date, versus losses per share of $0.21 and $0.31 for the same periods of last year.

SEGMENT OPERATING RESULTS

     The corporation reports operating results in two segments - Satellite Services and Network Services. The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs.


RESULTS BY SEGMENT:


                                                 Quarter Ended June 30,                      Six Months Ended June 30,
                                            ---------------------------------        ---------------------------------
In millions                                        1998                 1997                1998                 1997
----------------------------------------------------------------------------------------------------------------------

REVENUES
Satellite Services:
     World Systems                          $      69.1         $       66.5         $     135.0         $      133.3
     Mobile Communications                         40.1                 43.3                80.9                 81.9
                                            ------------        -------------        ------------        -------------
     Total Satellite Services                     109.2                109.8               215.9                215.2
                                            ------------        -------------        ------------        -------------

Network Services:
     International                                 27.1                 21.0                52.2                 37.4
     Laboratories                                  11.5                  9.7                20.5                 17.8
     Government Programs                           13.7                 11.3                28.0                 22.3
                                            ------------        -------------        ------------        -------------
     Total Network Services                        52.3                 42.0               100.7                 77.5
                                            ------------        -------------        ------------        -------------

Eliminations and other                            (10.4)                (9.4)              (20.8)               (16.8)
                                            ------------        -------------        ------------        -------------
     Total revenues                         $     151.1         $      142.4         $     295.8         $      275.9
                                            ============        =============        ============        =============

OPERATING INCOME
(LOSS)
Satellite Services:
     World Systems                          $      25.0         $       27.2         $      49.8         $       55.3
     Mobile Communications                          7.2                  5.4                15.0                 10.9
                                            ------------        -------------        ------------        -------------
     Total Satellite Services                      32.2                 32.6                64.8                 66.2
                                            ------------        -------------        ------------        -------------

Network Services:
     International                                 (5.0)                (2.1)              (10.6)                (6.6)
     Laboratories                                     -                 (0.2)               (0.6)                (0.3)
     Government Programs                            0.6                  0.5                 1.5                  0.8
                                            ------------        -------------        ------------        -------------
     Total Network Services                        (4.4)                (1.8)               (9.7)                (6.1)
                                            ------------        -------------        ------------        -------------

     Total segment operating
     income                                        27.8                 30.8                55.1                 60.1
General and administrative
expense                                            (6.1)                (6.8)              (11.9)               (12.6)
Other                                              (0.8)                (0.6)               (2.6)                (0.9)
                                            ------------        -------------        ------------        -------------
     Total operating income                 $      20.9         $       23.4         $      40.6         $       46.6
                                            ============        =============        ============        =============

SATELLITE SERVICES

     Revenues in the Satellite Services segment in the second quarter were $109.2 million, which were $600,000 below the second quarter of 1997. For the first six months of 1998, revenues were $215.9 million, which were $700,000 above the comparative period of last year. Operating income in the second quarter and year-to-date was $32.2 million and $64.8 million, respectively, which was $400,000 and $1.4 million below the same periods last year.

     CWS's revenues in the second quarter of 1998 were $69.1 million, which were $2.6 million above the same period of 1997. For the first half of 1998, revenues of $135.0 million were $1.7 million better than the comparative period of last year. The increase in revenues was primarily the result of improvements in International Business Service (IBS) traffic and wide-band mobile services, offset in part by lower full-time voice revenues. The improvement in IBS was due primarily to increases in high-speed data and Internet services. CWS's operating income for the second quarter of 1998 and year-to-date was $25.0 million and $49.8 million, respectively, which was $2.2 million and $5.5 million lower than the same periods last year. The decline in operating income was due to increased depreciation from placing in service four INTELSAT satellites during the past year.

     Revenues in CMC during the second quarter and first six months of 1998 were $40.1 million and $80.9 million, respectively, or $3.2 million and $1.0 million below the comparative periods of last year. Increases in voice traffic revenue were more than offset by a decline in sales of Planet 1 terminals, which were introduced to market in January 1997. The results in both periods also reflect improved revenues from services provided to the Federal Aviation Administration's (FAA) Wide Area Augmentation System
(WAAS). CMC's operating income for the quarter was $7.2 million, which was $1.8 million better than the second quarter of 1997. For the first half of 1998, operating income was $15.0 million, which was $4.1 million higher than the same period last year. The improvement in operating income was primarily the result of lower operating costs, partially offset by increased depreciation from two Inmarsat satellites placed in service during the last 12 months. The operating costs in 1997 included marketing costs associated with the launch of Planet 1 service.

NETWORK SERVICES

     Network  Services   revenues  for  the  second  quarter  of  1998  and
year-to-date were $52.3 million and $100.7 million, respectively, which were $10.3 million and $23.2 million higher than the same periods last year. The operating loss in the second quarter and first half of 1998 was $4.4 million and $9.7 million, compared to operating losses of $1.8 million and $6.1 million for the comparative periods of 1997.

     Revenues in CI during the second quarter were $27.1 million, which were $6.1 million or 29% higher than the same period last year. For the first six months revenues were $52.2 million, which were $14.8 million or 40% above the first half of 1997. The improvement in revenues was driven primarily by increases in Brazil, Argentina, Colombia and Venezuela. CI's operating loss in the second quarter of 1998 was $5.0 million, compared to an operating loss of $2.1 million in the comparative quarter of 1997. The year-to-date operating loss was $10.6 million, or $4.0 million higher than the same period last year. The increased operating losses were primarily due to increased depreciation, higher operating costs in Brazil, and start-up costs in Mexico. Revenue commitments under long-term contracts increased to $343 million at June 30, 1998, compared to $323 million at December 31, 1997 and $254 million at June 30, 1997.

     COMSAT Laboratories revenues in the second quarter and for the first six months of 1998 were $11.5 million and $20.5 million, respectively, or $1.8 million and $2.7 million higher than the same periods last year because of increases in technical consulting and communication product revenues. The Laboratories' operating income for the second quarter was break-even, versus a loss of $200,000 in the same quarter last year. For the first half of 1998, the Laboratories operating loss was $600,000, or $300,000 higher than the same period of 1997. The Laboratories' backlog at June 30, 1998 was $29 million, as compared to $28 million at December 31, 1997 and $24 million at June 30, 1997.

     Government Programs revenues for the second quarter of 1998 were $13.7 million, which was $2.4 million higher than the second quarter last year. For the year-to-date, revenues were $28.0 million, or $5.7 million better than last year. The improvement over last year was primarily the result of increased revenues from the Commercial Satellite Communications Initiative
(CSCI) contract. Operating income in Government Programs for the second quarter and year-to-date was $600,000 and $1.5 million, respectively, or $100,000 and $700,000 better than the comparative periods of last year.

                                  OUTLOOK

     MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE EVENTS AND OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS AND THE CORPORATION'S FUTURE OPERATING RESULTS MAY BE AFFECTED BY THE TIMING AND OUTCOME OF PENDING REGULATORY AND LEGISLATIVE ACTIONS, INCLUDING A BILL PASSED BY THE U.S. HOUSE OF REPRESENTATIVES (WHICH CALLS FOR MAJOR AMENDMENTS TO THE COMMUNICATIONS SATELLITE ACT ADVERSE TO COMSAT AND THE PRIVATIZATION OF INTELSAT AND INMARSAT); EFFORTS TO RESTRUCTURE INTELSAT AND INMARSAT; FCC AND OTHER GOVERNMENTAL PROCEEDINGS; COMPETITIVE BUSINESS CONDITIONS; THE DISPOSITION OF DISCONTINUED OPERATIONS; AND OTHER FACTORS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

     During the first part of 1998, significant progress was made in the corporation's ongoing efforts to restructure INTELSAT and Inmarsat.

     The INTELSAT Assembly of Parties, at its March 1998 meeting, approved a restructuring plan to transfer six INTELSAT satellites (five currently in orbit and one to be launched in 1999) into a separate, new commercial company. The new company, incorporated in the Netherlands, has been temporarily named New Skies Satellites N.V. (New Skies). It is expected that the transfer of assets from INTELSAT to New Skies will occur during the second half of 1998. Additionally, an initial public offering is expected to occur sometime during 1999 to fund New Skies' future capital requirements. New Skies will operate as an entirely separate company, independent of INTELSAT. INTELSAT's direct ownership in New Skies, set at 10%, will be held in a non-voting trust. Individual ownership levels will be limited to 17% and it is expected that COMSAT's initial direct investment in New Skies will be approximately 16.6%. Competitors of New Skies are expected to initiate regulatory proceedings at the FCC seeking actions adverse to New Skies including challenges to U.S. market access.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations licensees which currently use INTELSAT satellites that will transfer to New Skies to file license modification applications by July 17, 1998 in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. The corporation anticipates that the FCC will ultimately grant these applications.
Competitors of New Skies, however, may oppose these applications or initiate other proceedings at the FCC seeking actions adverse to New Skies, including potentially denial of U.S. market access.

     COMSAT currently consolidates its share of the accounts of INTELSAT and recognizes its portion of INTELSAT's results of operations each reporting period. COMSAT anticipates it will use the cost method of accounting for its investment in New Skies. Under the cost method, COMSAT would only recognize income at the time dividends from New Skies are received. COMSAT does not anticipate that New Skies will declare dividends during its first year of operations. As a result, beginning at the time of the transfer of assets to New Skies, the corporation's pre-tax earnings from its investments in both INTELSAT and New Skies will be lower by approximately $1.5 million each quarter as compared to periods prior to the transfer in the absence of other factors that may affect operating results in CWS.

     In March 1998, the Inmarsat Council approved a plan to transfer the operating assets of the current Inmarsat intergovernmental organization to a new company. This plan was presented at the April 1998 meeting of Inmarsat's Assembly of Parties. During its meeting, the Assembly endorsed the Council's plan for full privatization. At its next meeting, which is slated to occur in September 1998, the Assembly is expected to finalize outstanding issues. According to current plans, Inmarsat will become an independent commercial company in the first quarter of 1999. While the new company initially would not be publicly traded, it is expected that the company would proceed with an initial public offering within 24 months after its creation. As currently proposed, individual ownership in the new company would be capped at 15%, although COMSAT's ownership in Inmarsat at the time of privatization would be grandfathered. COMSAT's voting rights, however, would be capped at 15% with respect to votes against certain shareholder resolutions. Prior to the public offering, owners are expected to be able to trade shares, and strategic investors may invest up to $500 million in equity in the new company.

     Approval of the final Inmarsat restructuring proposal will require (i) a vote of two-thirds of the member governments that are present and voting (up to 84, with each having one vote) at the Assembly of Parties at which approval is sought and (ii) a further vote by Inmarsat Council members representing two-thirds of Inmarsat's total investment that all conditions precedent to the transaction have been satisfied (or waived). The timetable for the restructing of Inmarsat is contingent upon Inmarsat member governments reaching broad consensus on implementing the proposed amendments to the Inmarsat Convention prior to formal ratification. If consensus is not achieved, the ratification process could take longer. The corporation, as a minority shareholder and the U.S. signatory to Inmarsat, lacks the ability to independently effect a restructuring of Inmarsat. The success and timing of the corporation's privatization efforts will be dependent upon the corporation's ability to achieve a consensus among other signatories and participating member governments. Morever, the issue of whether legislation authorizing U.S. approval of Inmarsat privatization is required has yet to be resolved.

     As with INTELSAT, COMSAT consolidates its shares of the accounts of Inmarsat. Assuming COMSAT continues to own at least 20% of the new company at the time it is privatized and other details and assumptions related to the restructuring do not change, the corporation anticipates that it would use the equity method of accounting for its investment in the privatized Inmarsat. Under the equity method, the corporation would continue to include its proportionate share of the new company's operating results as part of the corporation's operating results. As such, adoption of the equity method of accounting for the corporation's investment in the privatized Inmarsat is not expected to affect the corporation's net income. The accounting method used for this investment, however, will be dependent upon the terms and conditions of the final Inmarsat restructuring and the corporation's then current ownership interest.

     On April 24, 1998, the FCC granted the corporation's petition for reclassification as a non-dominant common carrier in markets that represent approximately 90% of CWS's revenues. For those markets, rate-of-return regulation has been lifted effective immediately. In the remaining "thin-route" markets, which are expected to account for only 10% or less of the CWS business in 1998, the FCC denied the corporation's request to forbear from dominant carrier regulation. The FCC, however, stated that it would consider on an expedited basis a form of incentive-based regulation to replace dominant rate-of-return regulation for the thin-route business, and issued a Notice of Proposed Rulemaking seeking public comment. A decision by the FCC in the thin-route regulation proceeding is expected before the end of the year. The FCC's non-dominant order also granted the corporation's request to file tariffs on one-day's notice with a presumption of lawfulness and granted the corporation's request for the elimination of the CWS structural separation requirements. The order also gave CWS authority to enter the earth station market on an unseparated and non-dominant basis. The FCC indicated that it plans to initiate a proceeding to explore the implications of enabling users to have direct access to the INTELSAT system. At this time, no action has been taken to initiate that proceeding. Finally, the FCC concluded that COMSAT's long-term carrier contracts do not impede competition; thus, such contracts would not be subject to regulatory abrogation based on the so called "fresh look" doctrine.

     In May 1998, the U.S. House of Representatives passed a bill entitled the "Communications Satellite Competition and Privatization Act of 1998" (HR 1872). While the corporation supports HR 1872's stated objective of privatizing INTELSAT and Inmarsat in a pro-competitive manner, COMSAT is opposed to HR 1872 in its current form. The corporation is, and will continue, opposing HR 1872, unless it is modified in a manner that would not adversely affect the corporation's business and the value of its shareholders' investments in the INTELSAT and Inmarsat satellite systems. To become law, a companion bill will have to be considered and passed by the U.S. Senate, proceed through a House-Senate conference, and be signed by the President. An international satellite bill, S. 2365, was introduced in the Senate on July 28, 1998. COMSAT believes that S. 2365, on the whole, represents a more constructive approach to privatization and international satellite policy. The proposed Senate bill excludes many of the provisions of HR 1872 that could impair COMSAT's investments and operations. The Senate bill, however, contains certain provisions (including a provision authorizing direct access to INTELSAT and Inmarsat on so-called "thin routes" and another provision which could lead to U.S. withdrawal from INTELSAT and Inmarsat if full privatization has not been realized by January 1, 2003) which the corporation believes are not needed and could be counterproductive.

YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year (i.e. "97" for 1997). Certain of the corporation's computer programs that have date-sensitive software may not operate properly when the last two digits become "00", as will occur on January 1, 2000. To the extent that this situation exists, there is the potential for computer system failure or miscalculations, which could cause a disruption of operations. The problem is not limited to computer programs, as some of the corporation's equipment that has date-sensitive processors may not be able to process dates after December 31, 1999.

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

     The corporation's current estimate is that it will cost between $6 million and $8 million prior to January 1, 2000 to modify its in-house management information systems, customer products, and other systems and equipment affected by the year 2000 issue. Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. Specific factors that might cause material differences in the estimates include, but are not limited to, the availability and cost of personnel with appropriate and necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

     While the  corporation  is devoting  substantial  resources to its own year 2000 compliance effort, COMSAT, as well as other international communications carriers will be dependent, in part, upon foreign and other third party telecommunication carriers being year 2000 compliant.
International communications services, such as those provided by the Satellite Services segment, depend on interconnection between U.S. and foreign communication carriers. At this time, the corporation is evaluating what, if any, effect year 2000 non-compliance by other carriers may have on the corporation's financial performance.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first six months of 1998 were cash from operations, proceeds from sale of CRSI and from the exercise of stock options. Cash was used primarily for the purchase of property and equipment and to reduce short-term debt. The corporation's working capital at June 30, 1998 was $38.8 million, which was $17.2 million higher than at December 31, 1997.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. The corporation's $200 million commercial paper program had $20 million in borrowings outstanding at June 30, 1998. During the second quarter, the corporation reduced short-term debt with the proceeds from the sale of substantially all of the assets and operations of CRSI. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program.

     The corporation had $36 million remaining at June 30, 1998 under a $100 million medium-term note program, which is unchanged from year-end 1997. The medium-term program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the Federal Communications Commission (FCC). The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. The corporation submitted its 1998 capitalization plan to the FCC in May 1998 and a response from the FCC is expected in the third quarter of 1998. Under the existing FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt-to-total-capital ratio of 45% and an interest coverage ratio of 2.3 to
1. The latter two guidelines are measured at year end. The corporation was in compliance with the $200 million short-term debt limit as of June 30, 1998 and expects to be in compliance with the other guidelines at December 31, 1998.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
             See Note 7 of this Form 10-Q, Item 1 of Part II of the Corporation's March 31, 1998 Form 10-Q and Item 3 of the Corporation's 1997 Form 10-K, which are incorporated herein by reference.


ITEM 2.      CHANGE IN SECURITIES
             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             At the Corporation's Annual Meeting of Shareholders held on May 15, 1998 (the "Annual Meeting"), all twelve of the Corporation's nominees for director were elected by the vote totals noted below:


             NOMINEE                            FOR                  WITHHELD
             -------                            ---                  --------
             Betty C. Alewine                   43,458,316           292,637
             Marcus C. Bennett                  42,682,818           289,059
             Lucy Wilson Benson                 42,657,117           314,760
             Edwin I. Colodny                   42,670,683           301,194
             Lawrence S. Eagleburger            42,403,027           568,850
             Neal B. Freeman                    42,674,222           297,655
             Caleb B. Hurtt                     42,680,497           291,380
             Peter W. Likins                    42,681,612           290,265
             Larry G. Schafran                  42,675,367           296,510
             Robert G. Schwartz                 42,655,530           316,347
             Kathryn C. Turner                  42,671,969           299,908
             Guy P. Wyser-Pratte                42,680,544           291,333

             The Corporation also has two directors, Peter S. Knight and Charles T. Manatt, who are appointed by the President pursuant to the Communications Satellite Act of 1962 and whose terms continued after the Annual Meeting. A third director position is vacant pending appointment by the President.

             Shareholders approved the appointment of Deloitte & Touche LLP as independent public accountants for the Corporation for the fiscal year ending December 31, 1998 which appointment was approved by a vote of 42,729,308 for, 224,552 against and 82,940 abstentions.

             A shareholder proposal requiring the Corporation to reaffirm its political non-partisanship and require the reporting of certain practices was defeated by a vote of 5,711,532 for, 26,955,363 against and 3,827,672 abstentions. There were 6,542,233 broker non-votes.

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      (a)  EXHIBITS
                  27 - Financial Data Schedule

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


Date: August 13, 1998