Form 10-Q
period 1998-09-30
COMSAT CORP
filed 1998-11-16
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 1998
                       Commission File Number 1-4929




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

52,535,109 shares of the Registrant's common stock were outstanding as of September 30, 1998.

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS FOR THE CORPORATION (UNAUDITED)

                    COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Income Statements


                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             --------------------------------   -------------------------------
In thousands, except per share amounts                             1998                1997              1998             1997
-------------------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $  158,415          $  145,332         $ 454,177       $  421,300
                                                             -----------         -----------        ----------      -----------

Operating expenses:
    Cost of services                                             73,853              72,677          205,727           197,382
    Depreciation and amortization                                56,676              47,222          163,727           135,531
    Research and development                                      1,713               2,381            6,060             6,175
    General and administrative                                    6,296               5,399           18,148            17,996
    Impairment of long-lived assets                              14,000                   -           14,000                 -
    Merger costs                                                  3,500                   -            3,500                 -
                                                             -----------         -----------        ---------       -----------
    Total operating expenses                                    156,038             127,679          411,162           357,084
                                                             -----------         -----------       ----------       -----------

OPERATING INCOME                                                  2,377              17,653           43,015            64,216

Other income (expense), net                                      (1,021)              7,140           (4,861)            7,866
Interest expense, net of amounts capitalized                     (6,088)            (11,190)         (30,144)          (31,028)
                                                             -----------         -----------       ----------       -----------
Income (loss) from continuing operations before taxes and
    extraordinary item                                           (4,732)             13,603            8,010            41,054
Income tax benefit (expense)                                     11,301              (4,208)           6,483           (14,462)
                                                             -----------         -----------       ----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM       6,569               9,395           14,493            26,592

Loss from discontinued operations, net of tax                         -             (30,207)               -           (59,068)
                                                             -----------         -----------       ----------       -----------
Income (loss) before extraordinary item                           6,569             (20,812)          14,493           (32,476)
Extraordinary loss from early extinguishment of debt
  (net of tax)                                                        -                   -                -            (3,946)
                                                             -----------         -----------       ----------       -----------

NET INCOME (LOSS)                                            $    6,569          $  (20,812)       $  14,493        $  (36,422)
                                                             ===========         ===========       ==========       ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
    Income from continuing operations before
      extraordinary item                                     $     0.13          $     0.19        $    0.28        $     0.55
    Loss from discontinued operations                                 -               (0.61)               -             (1.22)
    Extraordinary loss                                                -                  -                 -             (0.08)
                                                             -----------         -----------       ----------       -----------
    Net income (loss)                                        $     0.13          $    (0.42)       $    0.28        $    (0.75)
                                                             ===========         ===========       ==========       ===========

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
    Income from continuing operations before
    extraordinary item                                       $     0.12          $     0.19        $    0.27        $     0.53
    Loss from discontinued operations                                 -               (0.60)               -             (1.19)
    Extraordinary loss                                                -                   -                -             (0.08)
                                                             -----------         -----------       ----------       -----------
    Net income (loss)                                        $     0.12          $    (0.41)       $    0.27        $    (0.74)
                                                             ===========         ===========       ==========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     2

                    COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                                                                 September 30,   December 31,
In thousands                                                                              1998           1997
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $    11,205    $     5,757
    Receivables                                                                        138,047        147,621
    Other                                                                               50,104         22,387
    Net assets of discontinued operations                                                    -        142,484
                                                                                   ------------   ------------
       Total current assets                                                            199,356        318,249
                                                                                   ------------   ------------

Property and equipment (net of accumulated depreciation
    of $1,317,688 in 1998 and $1,161,242 in 1997)                                    1,373,367      1,359,293
Investments                                                                            100,682         91,543
Other assets                                                                           141,571        125,690
                                                                                   ------------   ------------
    TOTAL ASSETS                                                                   $ 1,814,976    $ 1,894,775
                                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $    13,785    $    13,785
    Commercial paper                                                                    11,117        149,506
    Accounts payable and accrued liabilities                                            90,670         89,772
    Due to related parties                                                              28,734         34,664
    Other                                                                               13,740          8,919
                                                                                   ------------   ------------
       Total current liabilities                                                       158,046        296,646
                                                                                   ------------   ------------

Long-term debt                                                                         451,587        461,960
Deferred income taxes and investment tax credits                                       125,289        121,749
Accrued post-retirement benefit costs                                                   49,032         49,246
Other long-term liabilities                                                            180,778        178,903
Preferred securities issued by subsidiary                                              200,000        200,000

STOCKHOLDERS' EQUITY:
    Common stock                                                                       427,204        366,901
    Retained earnings                                                                  233,380        226,785
    Treasury stock                                                                      (2,905)        (1,758)
    Unearned compensation                                                               (5,004)        (4,739)
    Accumulated other comprehensive loss                                                (2,431)          (918)
       Total stockholders' equity                                                      650,244        586,271
                                                                                   ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 1,814,976    $  1,894,775
                                                                                   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     3

                    COMSAT CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
In thousands                                                                                1998             1997
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $   14,493      $   (36,422)
    Adjustments to reconcile net income (loss) to cash flow of continuing operations:
       Depreciation and amortization                                                     163,727          135,531
       Impairment loss and write-off of investment                                        15,950                -
       Extraordinary loss from early extinguishment of debt                                    -            3,946
       Loss from discontinued operations                                                       -           59,068
    Changes in operating assets and liabilities                                            7,970          (26,890)
    Other                                                                                   (232)           5,379
                                                                                      -----------     ------------
       Net cash provided by continuing operations                                        201,908          140,612
       Net cash provided (used) by discontinued operations                               105,292          (27,690)
                                                                                      -----------     ------------
    Net cash provided by operating activities                                            307,200          112,922
                                                                                      -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (194,260)        (191,585)
    Investments in unconsolidated businesses                                              (6,634)          (9,831)
    Proceeds from sale of investments                                                      1,700            9,060
    Proceeds from note on sale of investment                                                   -           15,655
    Decrease (increase) in INTELSAT ownership                                               (722)          23,024
    Decrease in Inmarsat ownership                                                         5,910                -
    Proceeds from sale of land, net                                                            -            9,293
    Other                                                                                  3,800           (4,254)
                                                                                      -----------     ------------
    Net cash used in investing activities                                               (190,206)        (148,638)
                                                                                      -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued                                                                   44,278           12,605
    Cash dividends paid                                                                   (7,769)         (14,476)
    Repayment/extinguishment of long-term debt                                            (9,549)        (110,952)
    Net short-term borrowings (repayments)                                              (138,506)         117,634
    Proceeds from sale-leaseback financing, net                                                -           34,343
    Other                                                                                      -           (3,736)
                                                                                      -----------     ------------
    Net cash provided (used) by financing activities                                    (111,546)          35,418
                                                                                      -----------     ------------

Net increase (decrease) in cash and cash equivalents                                       5,448             (298)
Cash and cash equivalents, beginning of period                                             5,757            7,659
                                                                                      -----------     ------------

Cash and cash equivalents, end of period                                              $   11,205      $     7,361
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

2.   AGREEMENT AND PLAN OF MERGER WITH LOCKHEED MARTIN CORPORATION

     COMSAT, Lockheed Martin Corporation (Lockheed Martin) and Deneb Corporation, a wholly-owned subsidiary of Lockheed Martin, entered into an Agreement and Plan of Merger (the Merger Agreement) on September 18, 1998. Under the terms of the Merger Agreement, Lockheed Martin will acquire all of the outstanding common stock of COMSAT in a two-step transaction. See "Management's Discussion and Analysis -- Outlook" below. In connection with the transaction, the corporation incurred costs of $3.5 million in the third quarter for investment banking and other professional services.

3.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc. (Ascent), its former entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its manufacturing subsidiary, as discontinued operations in the second quarter of 1997.

     The income (loss) from discontinued operations, net of tax, for Ascent and CRSI for the three and nine months ended September 30, 1997 is summarized below:



                                                                           Period Ended September 30, 1997
In millions                                                                  Three Months      Nine Months
----------------------------------------------------------------------------------------------------------
CRSI                                                                          $    (30.2)     $     (30.0)
Ascent                                                                                 -            (29.1)
                                                                              -----------     ------------
Total                                                                         $    (30.2)     $     (59.1)
                                                                              ===========     ============



                                     5

     COMSAT RSI, INC.

     On February 25, 1998, the corporation sold substantially all of the assets of JEFA Wireless Systems (JEFA), a wholly owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business, in a separate transaction. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4.7 million, net of a working capital adjustment at closing.

     On June 25, 1998, the corporation completed the sale of substantially all of CRSI to a subsidiary of TBG Industries, Inc. for $116.5 million. After adjusting for changes in inter-company loans and advances, COMSAT received cash proceeds of $111.9 million.

     Certain of CRSI's assets were excluded from the sale, including Electromechanical Systems, Incorporated (EMS) and CRSI's 53% ownership interest in Plexsys International Corporation (Plexsys). Plexsys ceased doing business on July 1, 1998. The corporation has written-off its investment in Plexsys and certain amounts owed to it by Plexsys. Such amounts were included in the corporation's 1997 loss from discontinued operations. COMSAT also will retain and complete a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia.

     Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of net assets, operating results through anticipated disposal dates, facility closure costs and the estimated costs to complete the long-term contract retained by the corporation. The net assets excluded from the sale include management's estimate of the amount to be realized from a $29 million claim, which is currently in arbitration, for work performed on the long-term construction cntract. These estimates could change as additional costs are incurred to complete the disposals and the
     long-term   construction   contract   and  upon   resolution   of  the
     arbitration.

     The net assets excluded from the sale primarily consist of receivables, fixed assets and accounts payable. At September 30, 1998, such amounts are presented, net of discontinued operation reserves, in other current assets ($12.7 million) and other assets ($7.7 million).

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

4.   CHANGE IN SATELLITE ACCOUNTING POLICIES

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

5.   SATELLITE INSURANCE PROCEEDS

     The INTELSAT 801 satellite suffered a damaged solar array during in-orbit testing following its launch in the first quarter of 1997. While the damage suffered by the solar array has not diminished the satellite's operational capability, engineering studies completed in the first nine months of 1998 confirmed that the expected operational life of the satellite has been shortened by 18.5%, from 10 years to
     8.15 years. Based on this study and under the terms of its satellite insurance policy, a claim was filed with the insurers seeking a recovery equal to 18.5% of the satellite's cost. The corporation received insurance proceeds of $8.0 million in the third quarter of this year and, accordingly, reduced the book value of the satellite.

6.   IMPAIRMENT OF LONG-LIVED ASSETS

     In the third quarter of 1998, the corporation recorded a non-cash impairment loss of $14.0 million ($0.26 per fully diluted share) related to the write-down of the long-lived assets (goodwill and plant and equipment) of BelCom, COMSAT International's company operating in Russia and in the Newly Independent States (NIS). The corporation is not able to recognize a tax benefit on the impairment loss, which is reported as part of COMSAT International in the Network Services segment.

     In accordance with the corporation's accounting policy for evaluation of long-lived assets, the corporation evaluates its long-lived assets whenever events or circumstances indicate the carrying amount of an asset may not be fully recoverable. Due to BelCom's deteriorating performance and the economic conditions in Russia and the NIS, management determined that the corporation's investment in BelCom should be reduced. The carrying amount of BelCom's long-lived assets was determined based on a discounted analysis of expected cash flows.

7.   TAX BENEFIT

     The corporation favorably resolved a state tax audit for the years 1992 - 1996 that allowed the corporation to reverse previously accrued interest costs of $1.7 million and state taxes of $2.2 million. After federal taxes, the interest and state tax benefit increased net income for the third quarter and year-to-date period by $2.6 million ($0.05 per fully diluted share).

     In addition, the corporation reversed previously accrued interest costs of $2.5 million and taxes of $15.1 million for the years 1990 - 1994 related to certain federal tax matters. Events during the third quarter prompted the corporation to conclude that the amounts accrued were no longer required. The interest and tax benefit increased net income for the third quarter and year-to-date period by $16.6 million ($0.31 per fully diluted share).

8.   COMPREHENSIVE INCOME

     In January 1998, the corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the corporation's financial statements; however, the adoption of this statement had no impact on the corporation's results of operations or stockholders' equity. SFAS No. 130 requires minimum pension liability adjustments, unrealized gains and losses on the corporation's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 were:


                                            Three Months Ended September 30     Nine Months Ended September 30
                                            --------------------------------    -------------------------------
In millions                                        1998             1997                1998             1997
---------------------------------------------------------------------------------------------------------------
Net income (loss)                            $      6.6         $  (20.8)         $     14.5         $   (36.4)
Other comprehensive loss                          (12.8)            (3.0)               (1.5)             (7.2)
                                             -----------       ----------         -----------        ----------
Total comprehensive income (loss)            $     (6.2)        $  (23.8)         $     13.0         $   (43.6)
                                             ===========       ==========         ===========        ==========


     Other comprehensive income (loss) includes changes in the unrealized gain (loss) of available-for-sale securities, net of tax, of ($9.1) million, $7.6 million, ($3.0) million and ($6.1) million for the three and nine month periods ended September 30, 1998 and 1997, respectively.

9.   INTELSAT AND INMARSAT SHARE CHANGES

     The corporation's 18.0% ownership share of INTELSAT is unchanged from December 31, 1997.

     The corporation's ownership share of Inmarsat decreased from 23.0% at December 31, 1997 to 22.2% as of September 30, 1998. As a result of the change in ownership, the corporation received a total of $5.9 million during the nine months ended September 30, 1998.

10.  INVESTMENTS

     In March 1998, the corporation wrote off its $2.0 million ($1.3 million net of tax) investment in Superconducting Core Technologies, Inc. (SCT). The non-cash charge is reported in Other income (expense), net, on the condensed consolidated income statement.

11.  REGULATORY ENVIRONMENT AND LITIGATION

     REGULATORY ENVIRONMENT. Under the Communications Satellite Act of 1962 (the Satellite Act), the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the Federal Communications Commission (FCC) with respect to its capital and organizational structure, and with respect to its COMSAT World Systems
     (CWS) and COMSAT Mobile Communications (CMC) businesses. FCC decisions and policies have had and will continue to have a significant impact on the corporation.

     In April 1998, the FCC granted the corporation's petition to be deregulated and reclassified as a "non-dominant" telecommunications carrier in the major markets of CWS. The FCC's decision eliminates rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to approximately 90% of COMSAT's INTELSAT business. It also allows CWS to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. The FCC denied requests by major INTELSAT users to condition non-dominant carrier status on the grant of direct access for users to INTELSAT satellite capacity. The FCC concluded that COMSAT's long-term carrier contracts do not impede competition; thus, such contracts would not be subject to regulatory abrogation based on the so-called "fresh look" doctrine. The FCC indicated, however, that it would begin a future proceeding to consider direct access implications. That proceeding was initiated by a Notice of Proposed Rulemaking issued in October 1998. For a discussion of these matters refer to "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q and the description of the corporation's "Business" and Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K.

     LITIGATION. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a materially adverse affect on the consolidated financial condition of the corporation but could materially effect consolidated results of operations in a given year or quarter. Certain of those matters are discussed in Notes 8 and 9 to the corporation's 1997 financial statements included as part of the corporation's 1997 Form 10-K and "Item 1 - Legal Proceedings" of Part II of the March 31, 1998 Form 10-Q.

12.  EARNINGS PER SHARE

     The following reconciliation illustrates the calculation of the corporation's basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 1998 and 1997:


                                             Three Months Ended September 30,  Nine Months Ended September 30,
In millions, except per share amounts                   1998            1997              1998           1997
--------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before extraordinary item                        $     6.6      $     9.4          $    14.5      $    26.6
                                                   ==========     ==========         ==========     ==========

Basic:
     Weighted average shares                            52.1           49.1               51.5           48.8
                                                   ===========    ==========         ==========     ==========
            Per share                              $    0.13      $    0.19          $    0.28      $    0.55
                                                   ===========    ==========         ==========     ==========

Assuming dilution:
            Weighted average shares                     52.1           49.1               51.5           48.8
            Stock options                                1.1            1.1                1.5            0.8
            Restricted stock awards and units            0.1            0.2                0.1            0.2
                                                   -----------    ----------         ----------     ----------
            Total                                       53.3           50.4               53.1           49.8
                                                   ===========    ==========         ==========     ==========
                 Per share                         $    0.12      $    0.19          $    0.27      $    0.53
                                                   ===========    ==========         ==========     ==========


13.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and in February 1998, issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 requires revised disclosures about pension and post-retirement benefit plans. Adoption of SFAS No. 132 is not expected to have a material effect on the corporation's presentation of pension and post-retirement benefit disclosures. In light of the April 1998 developments in the corporation's regulatory environment (see Note 7 and the "Management's Discussion and Analysis -- Outlook" section of the Form 10-Q), the corporation is evaluating the effect of implementing SFAS No. 131 on its presentation of operating segments and related disclosures. The corporation will adopt SFAS Nos. 131 and 132 in the fourth quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The corporation will adopt SFAS No. 133 in the first quarter of 2000. The corporation is evaluating the impact that implementation of SFAS No. 133 will have on its consolidated financial statements.

14.  NOTE RECEIVABLE

     In January 1997, the corporation sold its 19.66% interest in Philippine Global Communications, Inc. (PhilCom) for cash and a collaterized note receivable totaling $32.6 million. At December 31, 1997, the remaining note receivable balance of $12.7 million was to be paid in two payments during 1998. In the third quarter of 1998, the note was amended so that the balance would be paid in installments with interest through June 2000. The corporation received a payment of $1.0 million in August 1998. The non-current portion of the note is reported in other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                           ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS
-----------------------

CONTINUING OPERATIONS

     Consolidated revenues from continuing operations in the third quarter and first nine months of 1998 were $158.4 million and $454.2 million, respectively, which were $13.1 million and $32.9 million better than the same periods in 1997. The higher revenues were primarily the result of improvements in Network Services segment revenues.

     Operating income for the third quarter and year-to-date was $2.4 million and $43.0 million, respectively, which was $15.3 million and $21.2 million below the comparative periods of last year. The third quarter results included costs of $3.5 million related to the proposed merger with Lockheed Martin Corporation and a $14.0 million write-down of BelCom, COMSAT International's (CI) investment in Russia and the Newly Independent States (NIS). See Notes 2 and 6 to the financial statements, respectively.

     Other income (expense), net, for the third quarter was a net expense of $1.0 million, compared with a net income of $7.1 million in the third quarter of 1997. For the first nine months of 1998, other income (expense) was a net expense of $4.9 million versus income of $7.9 million for the same period last year. During the third quarter of 1997, the corporation recorded a $7.3 million gain from the sale of land in Clarksburg, Maryland. In addition, the year-to-date 1997 results included a currency gain recorded in the first quarter related to the sale of an equity investment and a gain in the second quarter from the sale of an equity investment. The year-to-date 1998 results included the first quarter 1998 non-cash write-off of the corporation's $2.0 million investment in Superconducting Core Technologies, Inc. See Note 10 to the financial statements.

     Interest expense, net of amounts capitalized for the third quarter and first nine months of 1998, was $6.1 million and $30.1 million, respectively, compared to $11.2 million and $31.0 million for the same periods of 1997. The decrease was due to the reversal of $4.2 million of previously accrued interest costs (discussed below in income tax benefit), lower borrowings as a result of the use of the proceeds of the CRSI sale to reduce debt, and lower amounts of capitalized interest due to the completion of satellites under construction.

     Income tax benefit for the third quarter and year-to-date was $11.3 million and $6.5 million, which compares to income tax expense of $4.2 million and $14.5 million for the same periods of 1997. In the third quarter of 1998, the corporation favorably resolved a state tax audit and, accordingly, reversed previously accrued interest costs of $1.7 million and state income taxes of $2.2 million. In addition, events during the third quarter led the corporation to determine that previously accrued interest costs of $2.5 million and federal income taxes of $15.1 million related to certain federal tax matters were no longer required. See Note 7 to the financial statements.

     Income from continuing operations before extraordinary item for the third quarter and year-to-date was $6.6 million and $14.5 million, respectively, $2.8 million and $12.1 million below the same periods of last year.

     Basic earnings per share for continuing operations for the third quarter were $0.13 and for the first nine months of 1998 were $0.28, which were $0.06 and $0.27 below the comparative periods of 1997. Diluted earnings per share for continuing operations were $0.12 for the third quarter and $0.27 year-to-date, which were $0.07 and $0.26 below the same periods of last year.

     During the first nine months of 1997, the corporation repurchased $100 million of its long-term debt. This early extinguishment of debt resulted in an extraordinary loss in 1997 of $3.9 million, net of tax.

DISCONTINUED OPERATIONS

     During the second quarter of 1997, the corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) as discontinued operations. See Note 3 to the financial statements.

CONSOLIDATED RESULTS

     On a consolidated basis, the net income for the third quarter and first nine months of 1998 was $6.6 million and $14.5 million, respectively, compared to net losses of $20.8 million and $36.4 million in the same periods of 1997.

     Basic earnings per share for the third quarter were $0.13 and for the first nine months were $0.28, compared to losses per share of $0.42 and $0.75 for the same periods of 1997. Diluted earnings per share were $0.12 for the third quarter and $0.27 year-to-date, compared to losses per share of $0.41 and $0.74 for the same periods of last year.

SEGMENT OPERATING RESULTS

     The corporation reports operating results in two segments - Satellite Services and Network Services. The Satellite Services segment includes both COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC). The Network Services segment includes COMSAT International (CI), COMSAT Laboratories and Government Programs.


RESULTS BY SEGMENT:


                                                    Quarter Ended September 30,                 Nine Months Ended September 30,
                                               ---------------------------------        ----------------------------------------
In millions                                            1998                 1997                       1998                1997
--------------------------------------------------------------------------------------------------------------------------------

REVENUES
Satellite Services:
     World Systems                               $     69.7          $      66.0                 $    204.7          $    199.3
     Mobile Communications                             42.8                 44.2                      123.7               126.1
                                                 -----------         ------------                -----------         -----------
     Total Satellite Services                         112.5                110.2                      328.4               325.4
                                                 -----------         ------------                -----------         -----------

Network Services:
     International                                     29.8                 25.1                       82.0                62.5
     Laboratories                                      11.4                  8.9                       31.9                26.7
     Government Programs                               14.0                 11.2                       42.0                33.5
                                                 -----------         ------------                -----------         -----------
     Total Network Services                            55.2                 45.2                      155.9               122.7
                                                 -----------         ------------                -----------         -----------

Eliminations and other                                 (9.3)               (10.1)                     (30.1)              (26.8)
                                                 -----------         ------------                -----------         -----------
     Total revenues                              $    158.4          $     145.3                 $    454.2          $    421.3
                                                 ===========         ============                ===========         ===========

OPERATING INCOME (LOSS)
Satellite Services:
     World Systems                               $     25.7          $      22.3                 $     75.5          $     77.6
     Mobile Communications                              7.4                  6.8                       22.4                17.7
                                                 -----------         ------------               ------------         -----------
     Total Satellite Services                          33.1                 29.1                       97.9                95.3
                                                 -----------         ------------               ------------         -----------

Network Services:
     International                                    (20.1)                (3.9)                     (30.7)              (10.5)
     Laboratories                                      (0.5)                (1.0)                      (1.1)               (1.3)
     Government Programs                                1.1                 (0.3)                       2.6                 0.5
                                                 -----------         ------------               ------------         -----------
     Total Network Services                           (19.5)                (5.2)                     (29.2)              (11.3)
                                                 -----------         ------------               ------------         -----------

     Total segment operating income                    13.6                 23.9                       68.7                84.0
General and administrative expense                     (6.3)                (5.4)                     (18.2)              (18.0)
Merger Costs                                           (3.5)                   -                       (3.5)                  -
Other                                                  (1.4)                (0.8)                      (4.0)               (1.8)
                                                 -----------         ------------               ------------         -----------
     Total operating income                      $      2.4          $      17.7                $      43.0          $     64.2
                                                 ===========         ============               ============         ===========

SATELLITE SERVICES

     Revenues in the Satellite Services segment in the third quarter and year-to-date were $112.5 million and $328.4 million, respectively, which were $2.3 million and $3.0 million above the comparative periods of last year. Operating income in the third quarter and first nine months of 1998 was $33.1 million and $97.9 million, respectively, which was $4.0 million and $2.6 million better than the same periods last year.

     CWS's revenues in the third quarter of 1998 were $69.7 million, which were $3.7 million above the same period of 1997. For the first nine months of 1998, revenues of $204.7 million were $5.4 million better than the same period of last year. The increase in revenues was primarily the result of improvements in International Business Service (IBS) traffic and wide-band mobile services, offset in part by lower full-time voice revenues. The improvement in IBS was due primarily to increases in high-speed data and Internet services. CWS's operating income for the third quarter of 1998 and first nine months of 1998 was $25.7 million and $75.5 million, respectively, which was $3.4 million higher and $2.1 million lower than the comparative periods last year. The improvement in operating income in the third quarter was, in part, the result of increased revenues and lower operating expenses, partially offset by increased depreciation from placing in service four INTELSAT satellites during the past year.

     Revenues in CMC during the third quarter and first nine months of 1998 were $42.8 million and $123.7 million, respectively, or $1.4 million and $2.4 million below the same periods of 1997. The decreases in revenue were primarily the result of a decline in sales of Planet 1 terminals, which were introduced to the market in January 1997. The results in both periods also reflect improved revenues from services provided to the Federal Aviation Administration's (FAA) Wide Area Augmentation System (WAAS). CMC's operating income for the quarter was $7.4 million, which was $600,000 better than the third quarter of 1997. For the first nine months of 1998, operating income was $22.4 million, which was $4.7 million higher than the same period last year. The improvement in operating income was primarily the result of lower operating costs, partially offset by increased depreciation from two Inmarsat satellites placed in service since July 1997. The operating costs in 1997 included marketing costs associated with the launch of Planet 1 service.

NETWORK SERVICES

     Network Services revenues for the third quarter and the first nine months of 1998 were $55.2 million and $155.9 million, respectively, which were $10.0 million and $33.2 million higher than the comparative periods of last year. The operating loss in the third quarter and first nine months of 1998 was $19.5 million and $29.2 million, compared to operating losses of $5.2 million and $11.3 million for the comparative periods of 1997.

     Revenues in CI during the third quarter were $29.8 million, which were $4.7 million or 19% higher than the same period last year. For the first nine months revenues were $82.0 million, which were $19.5 million or 31% above the same period of 1997. The year-to-date improvement in revenues was driven primarily by increases in Argentina, Brazil, Colombia, Mexico and Venezuela. CI's operating loss in the third quarter of 1998 was $20.1 million, compared to an operating loss of $3.9 million in the same quarter of 1997. The year-to-date operating loss was $30.7 million, or $20.2 million higher than the same period last year. CI's operating loss for the third quarter included a non-cash impairment loss of $14.0 million related to the write-down of long-lived BelCom assets, namely goodwill and plant and equipment. See Note 6 to the financial statements. The corporation is not able to recognize a tax benefit on the impairment loss. Excluding the BelCom charge of $14.0 million, operating losses increased from $3.9 million for the third quarter in 1997 to $6.1 million for the same period in 1998. The increased operating loss was primarily due to BelCom's deteriorating operating performance and a charge in Brazil which was in part related to lost contracts. Revenue commitments under long-term contracts at September 30, 1998 was $341 million, compared to $323 million at December 31, 1997.

     COMSAT Laboratories revenues in the third quarter and for year-to-date were $11.4 million and $31.9 million, respectively, or $2.5 million and $5.2 million higher than the comparative periods last year primarily due to increases in technical consulting revenues. The Laboratories' operating loss for the third quarter was $500,000 compared to a loss of $1.0 million in the same quarter last year. For the first nine months of 1998, the Laboratories operating loss was $1.1 million, or $200,000 better than the comparative period of 1997. The Laboratories' backlog at September 30, 1998 was $24 million, as compared to $28 million at December 31, 1997.

     Government Programs revenues for the third quarter of 1998 were $14.0 million, which was $2.8 million higher than the same quarter last year. For the year-to-date, revenues were $42.0 million, or $8.5 million better than the comparative period of 1997. The improvement over last year was primarily the result of increased revenues from the Commercial Satellite Communications Initiative (CSCI) contract. Operating income in Government Programs for the third quarter and year-to-date was $1.1 million and $2.6 million, respectively, or $1.4 million and $2.1 million better than the same periods of last year.

                                  OUTLOOK

     MANY OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE EVENTS AND OPERATING RESULTS. STATEMENTS THAT LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS AND THE CORPORATION'S FUTURE OPERATING RESULTS MAY BE AFFECTED BY THE TIMING AND OUTCOME OF REGULATORY AND OTHER GOVERNMENTAL PROCEEDINGS, LEGISLATIVE ACTIONS, DEVELOPMENTS CONCERNING THE PRIVATIZATIONS OF INTELSAT AND INMARSAT, THE PROPOSED ACQUISITION OF COMSAT BY LOCKHEED MARTIN CORPORATION, INTERNATIONAL AND DOMESTIC BUSINESS CONDITIONS, INCREASED COMPETITION FROM OTHER SATELLITE SERVICES PROVIDERS, THE DISPOSITION OF DISCONTINUED OPERATIONS, THE EFFECT OF THE YEAR 2000 ISSUE ON COMSAT, AND OTHER FACTORS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE CORPORATION HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

BUSINESS COMBINATION WITH LOCKHEED MARTIN

     On September 18, 1998, COMSAT entered into an Agreement and Plan of Merger (the Merger Agreement) with Lockheed Martin Corporation (Lockheed Martin) and Deneb Corporation (Acquisition Sub), a wholly-owned subsidiary of Lockheed Martin. Under the terms of the Merger Agreement, Lockheed Martin will acquire all of the outstanding common stock, no par value, of COMSAT (the COMSAT Common Stock) in a two-step transaction.

     On September 25, 1998, a wholly-owned subsidiary of Lockheed Martin, Regulus, LLC (Purchaser), initiated a tender offer to purchase up to 49% (subject to certain adjustments) of the COMSAT Common Stock at a price of $45.50 per share in cash. The tender offer is being made pursuant to the Merger Agreement upon the terms and subject to the conditions set forth in the Purchaser's Offer to Purchase, dated September 25, 1998 (the Offer to Purchase), and the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the Offer).

     Certain significant conditions to the consummation of the Offer include: (i) there being validly tendered and not withdrawn prior to the expiration date of the Offer at least one-third of the outstanding shares of COMSAT Common Stock; (ii) the approval by COMSAT shareholders of the Merger (described below) and the Merger Agreement; and (iii) the receipt of all required regulatory consents and approvals. In addition, the obligations of the Purchaser to consummate the Offer are subject to there not being any failure of any representation or warranty, or breach of any covenant or agreement, of COMSAT, or any fact or circumstance that would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on COMSAT. In addition, the Purchaser will not be obligated to consummate the Offer if (a) there has been a decline in the Standard & Poor's 500 Index of at least 27% from the date of the Merger Agreement through any given day (a Measurement Date) prior to the termination or expiration of the Offer, and (b) the Standard & Poor's 500 Index is at least 27% lower than on the date of the Merger Agreement on the earlier of (i) the close of trading on the next trading day at least 30 calendar days from such Measurement Date, and (ii) the close of trading on the next trading date immediately prior to the date on which the expiration of the Offer would otherwise occur but for the failure to satisfy this condition.

     The Merger Agreement also provides that as soon as practicable after consummation of the Offer and the satisfaction or waiver of the conditions set forth therein, COMSAT will be merged with Acquisition Sub (the Merger). In the Merger, each share of COMSAT Common Stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of COMSAT Common Stock held by COMSAT, Purchaser or Lockheed Martin and dissenting shares, if any) will be converted into the right to receive 0.5 shares of common stock, par value $1.00 per share, of Lockheed Martin (the Lockheed Martin Common Stock), subject to adjustment as provided in the Merger Agreement. Lockheed Martin recently announced their intention to change their capitalization through a two-for-one stock split. As a result of this stock split, the exchange ratio in the Merger will be adjusted so that each share of COMSAT Common Stock outstanding at the time of the Merger (other than shares of COMSAT Common Stock held by COMSAT, Purchaser or Lockheed Martin and dissenting shares, if any) will be exchanged for one share of Lockheed Martin Common Stock, subject to adjustment as provided in the Merger Agreement.

     Certain significant conditions to the consummation of the Merger include: (i) the consummation of the Offer; (ii) the amendment or repeal of the Communications Satellite Act of 1962 (the Satellite Act), and (iii) the receipt of the approvals of the FCC and other governmental authorities required for the consummation of the Merger. In addition, the obligations of Lockheed Martin and Acquisition Sub to consummate the Merger are subject to there not being any fact or circumstance that would reasonably be expected to have a Significant Adverse Effect (as defined in the Merger Agreement).

     In connection with the execution of the Merger Agreement, the parties entered into certain ancillary agreements. The Company entered into a Shareholders Agreement, dated as of September 18, 1998, with Lockheed Martin (the Shareholders Agreement), pursuant to which, upon the consummation of the Offer, COMSAT will take all actions necessary to cause the three individuals selected by Lockheed Martin (the Lockheed Martin Designees) to be elected to the Board of Directors of COMSAT and appointed to certain committees of the Board of Directors of COMSAT. Pursuant to the

Shareholders Agreement, the Company agreed not to amend or repeal the provisions of its bylaws that permits any three directors to call a special meeting of the Board of Directors or otherwise amend its Articles of Incorporation or bylaws in a manner that would adversely affect the rights of Lockheed Martin under the Shareholders Agreement or the Registration
Rights Agreement (described below). The Shareholders Agreement also provides that, in the event that the Merger is not consummated, COMSAT will cause its Board of Directors to amend COMSAT's Articles of Incorporation to eliminate the transfer restrictions contained in Section 5.03(c) thereof and to recommend such amendment to the shareholders of COMSAT for their approval. The Shareholders Agreement contains other restrictions on Lockheed Martin with respect to its ownership of COMSAT Common Stock.

     In addition, Lockheed Martin and COMSAT entered into the Registration Rights Agreement, dated as of September 18, 1998 (the Registration Rights Agreement), pursuant to which, assuming that the Purchaser acquired shares of COMSAT Common Stock in the Offer and that the Merger is not consummated, Lockheed Martin has certain demand and piggy-back registration rights to cause COMSAT to prepare and file registration statements under the Securities Act of 1933, as amended, to register shares of COMSAT Common Stock held by Lockheed Martin.

     In order to facilitate consummation of the Offer and the Merger, COMSAT also entered into a Carrier Acquisition Agreement, dated as of September 18, 1998, with Lockheed Martin, the Purchaser and COMSAT Government Systems, Inc. (CGSI), a wholly-owned subsidiary of COMSAT, pursuant to which CGSI will be merged with and into Purchaser (the Carrier Acquisition) as soon as practicable following the satisfaction or waiver of the conditions set forth in the Carrier Acquisition Agreement, or on such other date as the parties may agree, but in all events prior to the consummation of the Offer. In the Carrier Acquisition, the Purchaser will acquire the common carrier telecommunications business of CGSI.

RESTRUCTURING OF INTELSAT AND INMARSAT

     During 1998, significant progress has been made with respect to the corporation's ongoing efforts to restructure INTELSAT and Inmarsat.

     The INTELSAT Assembly of Parties, at its March 1998 meeting, approved a restructuring plan to transfer six INTELSAT satellites (five currently in orbit and one to be launched in 1999) into a separate, new commercial company. The new company, incorporated in the Netherlands, has been temporarily named New Skies Satellites N.V. (New Skies). It is expected that the transfer of assets from INTELSAT to New Skies will occur before the end of this year. Additionally, an initial public offering is expected to occur sometime during 1999 to fund New Skies' future capital requirements. New Skies will operate as an entirely separate company, independent of INTELSAT. INTELSAT's direct ownership in New Skies, set at 10%, will be held in a non-voting trust. Individual ownership levels will be limited to 17%, and it is expected that COMSAT's initial direct investment in New Skies will be approximately 16.6%.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations licensees which currently use INTELSAT satellites that will transfer to New Skies to file license modification applications by July 17, 1998 in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. In September 1998, a competitor of New Skies filed a petition asking the FCC to grant the applicants special temporary authority to access New Skies for a limited period and to defer the question of permanent authority to a later date. COMSAT, New Skies, and several of the applicants opposed this petition. The corporation anticipates that the FCC will ultimately grant these applications, and that, if necessary, it will grant special temporary authority for the period between the asset transfer from INTELSAT to New Skies and the issuance of the FCC's decisions.

     COMSAT currently consolidates its share of the accounts of INTELSAT and recognizes its portion of INTELSAT's results of operations each reporting period. COMSAT anticipates it will use the cost method of accounting for its investment in New Skies. Under the cost method, COMSAT would only recognize income at the time dividends from New Skies are received. COMSAT does not anticipate that New Skies will declare dividends during its first year of operations. As a result, beginning at the time of the transfer of assets to New Skies, the corporation's pre-tax earnings from its investments in both INTELSAT and New Skies will be lower by approximately $2 million each quarter as compared to periods prior to the transfer in the absence of other factors that may affect operating results in CWS.

     At its meeting in September 1998, the INTELSAT Board of Governors continued its discussions on transforming the remaining portion of INTELSAT to a fully private company. The INTELSAT Board of Governors will continue this work at its next meeting in December 1998. It is the corporation's objective to privatize the remaining portion of INTELSAT by the end of 2001. The corporation, as a minority shareholder and the U.S. signatory to INTELSAT, lacks the ability to independently effect a restructuring of INTELSAT. The success of the corporation's efforts will depend on the corporation's ability to achieve a consensus among other signatories and participating member governments. A two-thirds vote of the governments that are members of INTELSAT would be necessary for approval of any final privatization proposal.

     In September 1998, the Inmarsat Assembly of Parties approved a plan to transfer the operating assets of the current Inmarsat intergovernmental organization to a new company. Inmarsat is expected to become an independent commercial company on or shortly after April 1, 1999. While the new company initially would not be publicly traded, it is expected that the company would proceed with an initial public offering within approximately 24 months after its creation. Individual ownership in the new company would be capped at 15%, although COMSAT's ownership in Inmarsat at the time of privatization would be grandfathered. COMSAT's voting rights, however, would be capped at 15% with respect to votes against certain shareholder resolutions. COMSAT's ownership of Inmarsat as of September 30, 1998 was 22.2%. Prior to the public offering, owners are expected to be able to trade shares, and strategic investors may invest up to $500 million in equity in the new company.

     The U.S. government delegation to the Inmarsat Assembly did not oppose the Assembly's final decision on privatization which called for rapid implementation. However, COMSAT understands that the Executive Branch has concluded that it may not "implement" the Inmarsat restructuring within the United States without legislative authorization. COMSAT understands that the Executive Branch is currently assessing a number of options, including potential U.S. withdrawal from Inmarsat, either prior to or after the restructuring, and instructing COMSAT not to accept its shares in the restructured Inmarsat until the requisite legislation is enacted. If the U.S. were to withdraw from Inmarsat prior to the restructuring, COMSAT would be required to liquidate its investment in Inmarsat at book value. If the U.S. were to withdraw from Inmarsat after the restructuring, COMSAT might be required to place its shares in the restructured Inmarsat in trust and might not be able to vote those shares but would have the ability to direct the disposition of those shares. The corporation plans to work closely with the U.S. Government to achieve a resolution of these issues that protects the value of the corporation's investment in Inmarsat. There can be no assurance, however, that the corporation will be successful in that effort.

     As with INTELSAT, COMSAT consolidates its shares of the accounts of Inmarsat. Assuming COMSAT continues to own at least 20% of the new company at the time it is privatized and other details and assumptions related to the restructuring do not change, the corporation anticipates that it would use the equity method of accounting for its investment in the privatized Inmarsat. Under the equity method, the corporation would continue to include its proportionate share of the new company's operating results, net of taxes, as part of the corporation's pre-tax operating results. The accounting method used for this investment, however, will be dependent upon the terms and conditions of the final Inmarsat restructuring and the corporation's then current ownership interest. As a privatized entity, Inmarsat will recognize income tax expense in its operating results. It is anticipated that Inmarsat will have a higher effective rate than the corporation in 1999, which will decrease the corporation's net income by approximately $2 million.

REGULATORY AND LEGISLATIVE DEVELOPMENTS

     On April 24, 1998, the FCC granted the corporation's petition for reclassification as a non-dominant common carrier in markets that represent approximately 90% of CWS's revenues. For those markets, rate-of-return regulation has been lifted effective immediately. In the remaining "thin-route" markets, which are expected to account for only 10% or less of the CWS business in 1998, the FCC denied the corporation's request to forbear from dominant carrier regulation. The FCC, however, stated that it would consider on an expedited basis a form of incentive-based regulation to replace dominant carrier rate-of-return regulation for the thin-route business, and issued a Notice of Proposed Rulemaking seeking public comment. In response, COMSAT submitted an incentive regulation proposal committing to various rate reductions and price caps for thin route services. A decision by the FCC in the incentive regulation proceeding is expected before the end of the year. The FCC's non-dominant order also granted the corporation's request to file tariffs on one day's notice with a presumption of lawfulness and request for the elimination of the CWS structural separation requirements. In addition, the non-dominant order gave CWS authority to enter the earth station market on an unseparated and non-dominant basis. The non-dominant order also reviewed COMSAT's long-term carrier contracts and found that they do not impede competition; thus, such contracts should not be subject to regulatory abrogation based on the so-called "fresh look" doctrine. On October 28, 1998, the FCC issued a separate notice of proposed rulemaking to explore the implications of enabling users to have direct access to the INTELSAT system, as the FCC indicated that it would do in its non-dominant order. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest in INTELSAT), but does have the authority to require Level 3 direct access (by which users could contract with INTELSAT for capacity). The FCC is seeking comments on whether it is in the public interest to exercise its authority and mandate Level 3 direct access. The corporation plans to file comments in this proceeding contesting the basis for the FCC's proposed action.

     In October 1998, Congress passed, and the President subsequently signed, the International Anti-Bribery Act of 1998. The act contains a provision which states that, except as required by international agreements to which the United States is a party, an international organization providing commercial satellite services shall not be accorded immunity from suit or legal process in connection with its provision of such service. The effective date of this provision is May 1, 1999. The Act also states that the President shall designate which agreements are international agreements to which the United States is a party for purposes of this provision, and directs the President to take all appropriate actions to reduce or eliminate all privileges and immunities that are not eliminated pursuant to this provision. The corporation opposed prior versions of this legislation, but supported it in the form ultimately passed by Congress. The corporation does not believe that enactment of this legislation will have a material effect on its business, because (i) Inmarsat is expected to be privatized before May 1, 1999, and (ii) the President is expected to designate the INTELSAT Headquarters Agreement, which affords INTELSAT immunity from suit and legal process, as an international agreement to which the United States is a party.

     In May 1998, the U.S. House of Representatives passed a bill entitled the "Communications Satellite Competition and Privatization Act of 1998" (H.R. 1872). While the corporation supports H.R. 1872's stated objective of privatizing INTELSAT and Inmarsat in a pro-competitive manner, COMSAT opposed H.R. 1872 in the form in which it was passed. In testimony before the Senate Subcommittee on Communications on September 10, 1998, the Clinton Administration also opposed H.R. 1872 on the grounds, among others, that it would reduce, not promote, competition for satellite services, and would negatively impact the President's foreign policy prerogatives as well as national security and trade policy. H.R. 1872 expired upon the adjournment of the 105th Congress on October 21, 1998.

     An international satellite bill, S. 2365, also was introduced in the Senate on July 28, 1998. COMSAT believes that S. 2365, on the whole, represented a more constructive approach to privatization and international satellite policy. The proposed Senate bill excluded many of the provisions of H.R. 1872 that could impair COMSAT's investments and operations. The Senate bill, however, contained certain provisions (including a provision authorizing direct access to INTELSAT and Inmarsat on so-called "thin routes" and another provision which could lead to U.S. withdrawal from INTELSAT and Inmarsat if full privatization has not been realized by January 1, 2003) which the corporation believes are not needed and could be counterproductive. As with H.R. 1872, S. 2365 expired with the adjournment of the 105th Congress.

YEAR 2000 ISSUE - (YEAR 2000 READINESS DISCLOSURE)

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year (I.E., "97" for 1997). Certain of the corporation's computer programs that have date-sensitive software may not operate properly when the last two digits become "00", as will occur on January 1, 2000. To the extent that this situation exists, there is the potential for system failure or miscalculations, which could cause a disruption of operations. The problem is not limited to computer programs, as some of the corporation's computer and other operational equipment that has date-sensitive processors may not be able to process dates after December 31, 1999.

     In the second half of 1996, the corporation initiated a program to identify and properly address issues associated with the year 2000 problem in order to avoid interruption to the corporation's operations at the turn of the century. Each of the operating segments of the corporation, as well as the administrative functions, has essentially completed the inventory and assessment phase of the year 2000 implementation plan and is currently implementing plans to remediate the non-compliant systems identified during these first two phases. The corporation presently believes that such changes to the corporation's key computer and other operational systems and equipment will be completed and tested by the end of the third quarter of 1999.

     The corporation's current estimate is that it will cost approximately $8 million prior to January 1, 2000 to modify its in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue. Of this amount, the corporation has spent $800,000 or 10% of the projected amount through September 30, 1998. Year 2000 modifications and replacements are based on management's current expectations and assumptions, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. Future events that might cause material differences in management's current expectations and assumptions include, but are not limited to, the availability and cost of personnel with appropriate skills, the ability to locate and correct all relevant computer code, reliance on third parties and similar uncertainties.

     SATELLITE SERVICES. While the corporation is devoting substantial resources to its own year 2000 compliance effort, COMSAT, as well as other international telecommunications carriers, will be dependent, in part, on foreign and other third party telecommunication carriers being year 2000 compliant. The financial impact of foreign or third party telecommunications carriers failing to meet the year 2000 challenge would be realized in either of two ways: loss of revenue due to the inability to complete the up-link or down-link transmissions to or from a satellite and/or loss of the corporation's share of INTELSAT and Inmarsat revenues. In recognition of the financial exposure resulting from this dependency on foreign and third party telecommunications carriers, the corporation has undertaken, as part of its year 2000 efforts, an analysis of the year 2000 compliance efforts of these telecommunications carriers as to the status of their year 2000 compliance efforts. In addition to this analysis, the corporation is also utilizing the results of efforts undertaken by the International Telecommunication Union (ITU). The corporation will develop contingency plans to deal with this issue depending on the results of its analysis and the year 2000 readiness status of individual telecommunications carriers.

     COMSAT World Systems derives in excess of 90% of it revenues under long-term contracts. Almost all of these revenues are dependent upon termination with a foreign telecommunication carrier. Even though these long-term contracts are not subject to termination as a result of the year 2000 issue, a significant portion of the expected future CWS revenues and COMSAT's share of INTELSAT revenues is generated from services between the United States and areas of the world which may be subject to service interruptions resulting from year 2000 readiness issues. It is not possible for the corporation to accurately quantify the amount, if any, of this exposure at this time.

     COMSAT Mobile Communications derives a significant portion of its revenues from services either originating or terminating outside of the United States. If the originating or terminating carrier is unable to initiate or terminate a call, COMSAT Mobile Communications, directly and through its share of Inmarsat revenues, would be adversely affected by reduced revenues. It is not possible at this time to accurately measure the corporation's financial exposure as a result of this situation.

     NETWORK SERVICES. COMSAT International and COMSAT Laboratories rely on third-party vendor provided and vendor supported systems to provide products and services to their customers. COMSAT International and COMSAT Laboratories have sought, but have not yet received, final certification from all of their third-party vendors. If it became necessary, a compliant product provided by a different supplier would be utilized to replace a non-compliant product. At this time neither COMSAT International nor COMSAT Laboratories has any reason to believe this will become necessary.

                      LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash in the first nine months of 1998 were cash from operations, and proceeds from the sale of CRSI and the exercise of stock options. Cash was used primarily for the purchase of property and equipment and to reduce short-term debt. The corporation's working capital at September 30, 1998 was $41.3 million, which was $19.7 million higher than at December 31, 1997.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A-from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. Following the announcement of the Merger Agreement with Lockheed Martin, both Standard and Poor's and Moody's placed their ratings on the corporation's long-term debt under review for possible downgrades. The downgrades would take effect as a result of merging the corporation with a lower-rated parent company. The ratings for commercial paper are not under review at this time.

     The corporation's $200 million commercial paper program had $11 million in borrowings outstanding at September 30, 1998. A $200 million credit agreement, expiring in 1999, backs up the corporation's commercial paper program.

     The corporation had $36 million remaining at September 30, 1998 under a $100 million medium-term note program, which is unchanged from year-end 1997. The medium-term program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. In August 1997, the FCC approved the corporation's 1997 capitalization plan. The corporation submitted its 1998 capitalization plan to the FCC in May 1998, and a response from the FCC is expected in the fourth quarter of 1998. Under the existing FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt-to-total-capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. The corporation was in compliance with the $200 million short-term debt limit as of September 30, 1998 and expects to be in compliance with the other guidelines at December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


           See Note 11 of this Form 10-Q, Item 1 of Part II of the corporation's March 31, 1998 Form 10-Q and Item 3 of the corporation's 1997 Form 10-K, which are incorporated herein by reference.

ITEM 2.    CHANGE IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    (a)  EXHIBITS
                27 - Financial Data Schedule

           (b)  REPORTS ON FORM 8-K
                Report dated September 20, 1998 announcing that the corporation had entered into an Agreement and Plan of Merger, dated September 18, 1998, by and among the corporation, Lockheed Martin Corporation and Deneb Corporation, a wholly-owned subsidiary of Lockheed Martin Corporation.

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


Date:  November 16, 1998