Form 10-K
period 1998-12-31
COMSAT CORP
filed 1999-03-25
CIK 22698

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the fiscal year                                    Commission file
    ended December 31, 1998                                  number 1-4929

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

Registrant's telephone number, including area code:(301) 214-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                            on which registered
     -------------------                            ---------------------
     Common Stock, without par value                New York Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Stock Exchange

     8 1/8% Cumulative Monthly Income               New York Stock Exchange
     Preferred Securities of
     COMSAT Capital I, L.P.

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X           No
                                                 -----------       -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $1,497,888,670 based on a closing market price of $29.75 per share on March 1, 1999, as reported on the composite tape for New York Stock Exchange listed issues.

     52,617,999 shares of common stock, without par value, were outstanding on March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference: NONE.

                                     PART I

Item 1:   Business

                              GENERAL INFORMATION

Business Segments

     COMSAT Corporation (COMSAT, the Corporation or Registrant) reports operating results and financial data in four business segments: COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC), COMSAT International (CI) and COMSAT Laboratories (Labs).

     . CWS provides satellite capacity for telephone, data, Internet, video and audio communications services between the U.S. and the rest of the world using the global satellite networks of the International Telecommunications Satellite Organization (INTELSAT) and New Skies Satellites, N.V. (New Skies). The CWS segment also includes COMSAT General Corporation (COMSAT General), COMSAT Digital Teleport, Inc.
          (CDTI) and COMSAT Government Systems, Inc. (CGSI), which provide various satellite and ground segment services to commercial and government customers.

     . CMC provides satellite telecommunications services for maritime, aeronautical and land mobile applications primarily using the satellite system of the International Mobile Satellite Organization (Inmarsat).

     . CI operates an integrated group of telecommunications companies that principally provide individualized digital network solutions and value added services to business clients and carriers in selected emerging markets.

     . Labs provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

     Financial information by business segment for each of the last three years is set forth in Note 16 to the financial statements.

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Corporation reports information about its operating segments. Prior to the fourth quarter of 1998, the Corporation reported operating results and financial data in two business segments:
Satellite Services (consisting of CWS and CMC) and Network Services (consisting of CI, Labs and Government Programs). The Corporation began accounting for substantially all of its former entertainment and manufacturing businesses as discontinued operations in the second quarter of 1997. For information concerning the Corporation's discontinued operations, see "Business - Discontinued Operations" and Note 3 to the financial statements.

     The Corporation had approximately 1,600 employees as of December 31, 1998. The only employees represented by a labor union are the approximately 126 employees working on the construction of the radio astronomy telescope project in Green Bank, West Virginia.

Communications Satellite Act of 1962

     COMSAT was incorporated in 1963 under District of Columbia law, as authorized by the Communications Satellite Act of 1962 (the Satellite Act). In 1993, COMSAT changed its corporate name from "Communications Satellite Corporation" to "COMSAT Corporation." COMSAT is not an agency or establishment of the United States Government. The U.S. Government has not invested funds in COMSAT, guaranteed funds invested in COMSAT or guaranteed the payment of dividends by COMSAT. The U.S. Government has no ownership interest in COMSAT.

     Although COMSAT is a private corporation, the Satellite Act regulates certain aspects of COMSAT's structure, ownership and operations, including:

     . three of COMSAT's 15 director positions are appointed by the President of the United States with the advice and consent of the United States Senate (one of those positions is currently vacant);

     . COMSAT's issuance of capital stock and borrowing of money must be authorized by the Federal Communications Commission (FCC);

     . there are limitations on the classes of persons that may hold shares of COMSAT's common stock and on the percentage of outstanding shares a person or class of persons may hold; and

     . on matters that may affect the national interest and foreign policy of the United States, COMSAT's representatives to INTELSAT and Inmarsat receive instructions from the U.S. Government.

     Congress has reserved the right to amend the Satellite Act, and amendments, if any, could materially affect the Corporation. Legislation is currently pending in Congress to overhaul the Satellite Act. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Regulatory and Legislative Developments."

Government Regulation

     Under the Satellite Act, the International Maritime Satellite Telecommunications Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the FCC with respect to its capital and organizational structure, as well as CWS's and CMC's plant, operations, services and rates. In addition, COMSAT General and CGSI are common carriers regulated by the FCC. FCC decisions and policies have had and will continue to have a significant impact on the Corporation. Specific aspects of the regulation of CWS and CMC are discussed in the narratives concerning those segments. See "Business - COMSAT World Systems

- Regulation of CWS" and "Business - COMSAT Mobile Communications - Regulation of CMC." Certain parts of COMSAT's business are also regulated by foreign governments.

                              COMSAT World Systems

Services

     CWS provides satellite capacity for telephone, data, Internet, video and audio communications services between the United States and the rest of the world using the global satellite networks of INTELSAT and New Skies. CWS's customers include U.S. international communications common carriers, teleports, private network providers, multinational corporations, U.S. and international broadcasters, news-gathering organizations, digital audio companies and the U.S. government.

     The largest portion of CWS's revenues comes from providing full-time voice-grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers.
The three largest carrier customers are AT&T Corporation (AT&T), MCI WorldCom, Inc. (MCI WorldCom) and Sprint Corporation (Sprint). CWS offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. Approximately 95% of all eligible voice-grade half-circuits are now under such commitments.

     At year end 1998, approximately 81% of CWS's International Digital Route
(IDR) and International Business Service (IBS) traffic was under long-term commitments with INTELSAT. CWS has short-term commitments with INTELSAT for the remaining portion of its IDR and IBS traffic. CWS also enters into commitments with INTELSAT for video traffic, which vary in length depending on the length of commitments from CWS's customers.

     CWS's voice and data services are virtually all digital. CWS's IDR service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. The carriers apply techniques to such circuits that permit a single digital circuit to handle multiple telephone calls simultaneously.

     For private-line customers, CWS offers an all-digital IBS, as well as an international VSAT (very small aperture terminal) service. IBS offers customers high-speed, digital communications for voice, data, facsimile and video conferencing using on-premise earth stations that eliminate the need for costly land-line connections. At year end 1998, approximately 97% of CWS's IBS traffic was covered by long-term commitments. CWS's customers have established international VSAT networks in both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, corporations doing business internationally can deliver communications to multiple sites. Used primarily for data transmissions, VSATs can also accommodate voice and video communications. CWS's carrier and Internet Service Provider customers frequently employ either IBS or international VSAT services to implement their Internet applications. These services are well-suited for either high speed point-to-point or point-to-multipoint Internet applications. In addition to providing reliable worldwide access to the Internet, IBS and VSAT services offer features to customers, such as simplified network architectures, asymmetric data rates, and quick turnup of satellite connectivity. The global demand for Internet access has been growing at a high rate. The applicability of IBS and VSAT for the support of Internet applications is the main growth driver for these services.

     To the growing international broadcasting community, CWS provides both digital and analog transmission services on a long-term, short-term or occasional as-needed basis. With the introduction of the INTELSAT VII, VIIA and VIII satellites, CWS has expanded the availability of high-power, flexible capacity for broadcasters and satellite news gatherers. See "Item 2: Properties
- INTELSAT Satellites."

     To maintain the quality of the INTELSAT network, CWS provides tracking, telemetry, control (TT&C) and monitoring services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including broadband, integrated services digital networks (ISDN), and asynchronous transfer mode
(ATM).

     The CWS business also includes the operations of COMSAT General, CDTI and CGSI, all of which are wholly-owned subsidiaries of the Corporation.

     COMSAT General provides a line of satellite-based communications services to provide business data solutions. This includes satellite circuits, ground station transit services, connecting terrestrial links, baseband network terminal equipment and engineering services for international host nation licensing and approvals. COMSAT General provides services to commercial, government and international organizations, and is an FCC-licensed common carrier. COMSAT General also operates via the INTELSAT system from certain foreign countries.

     COMSAT General operates satellite earth station facilities located in Clarksburg, Maryland, Santa Paula, California, and Southbury, Connecticut. COMSAT General also operates a satellite control facility and high speed fiber interconnects to telecommunications carriers and Internet service providers. COMSAT General provides its customers with satellite services over a variety of international and domestic satellite systems, including INTELSAT and Inmarsat, for voice, data, Internet and one-way video broadcast.

     COMSAT General provides satellite operation service for the MARISAT and COMSTAR satellites, which includes tracking, telemetry, command and orbital maintenance for these spacecraft. In addition to operating the satellites, COMSAT General also provides transponder capacity on such satellites.

     CDTI provides turnkey satellite services through facilities located in Clarksburg, Maryland and Santa Paula, California. CDTI network services include satellite and terrestrial segments, network management, and installation and maintenance of required hardware. CDTI also offers bundled satellite service including space and ground segment for Internet, video, and digital data applications.

     CGSI is a wholly-owned subsidiary established primarily to support the Commercial Satellite Communications Initiative (CSCI) program. CGSI has a contract with the Defense Information Systems Agency (DISA) to provide bulk commercial satellite transponder leases. CGSI also operates two bandwidth management centers.

Revenues

     Approximately 49% of the Corporation's consolidated revenues in 1998 were derived from CWS services (compared to 51% in 1997 and 55% in 1996). Approximately 9% of the Corporation's consolidated revenues in 1998 were derived from CWS services to AT&T. Also in 1998, CWS's three largest customers, AT&T, MCI WorldCom and Sprint, were the source of approximately 19%, 18% and 7%, respectively, of CWS's revenues. See Note 16 to the financial statements.

INTELSAT

     INTELSAT is a 143-member international organization headquartered in Washington, D.C. It operates under three agreements: an intergovernmental agreement; a headquarters agreement with the U.S. Government; and an operating agreement signed by each member nation's government or designated telecommunications entity (a Signatory).

     COMSAT is the U.S. Signatory. It represents the U.S. in INTELSAT, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect U.S. national interest and foreign policy.

     Each shareholder has rights and obligations in INTELSAT analogous to those of a partner. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. Shareholders
also pay INTELSAT for their use of the satellite system.   The investment shares
are readjusted in March each year to approximate the shareholders' respective portions of the total use of the INTELSAT space segment for the previous six months. CWS's investment share, the largest in INTELSAT, was approximately 18.0% as of December 31, 1998, which was unchanged from December 31, 1997. Effective March 1, 1999, CWS's investment share in INTELSAT increased to approximately 19.8%. At December 31, 1998, total INTELSAT owners' equity was approximately $1.63 billion. The rate of return on shareholders' capital is subject to change based on business conditions. INTELSAT does not guarantee a return to Signatories.

     Since 1995 INTELSAT has allowed non-Signatory telecommunications entities to participate as shareholders in the organization. As of December 31, 1998, there were 48 non-Signatory shareholders accounting for total shares of 6.6%. As of December 31, 1998, COMSAT Argentina and COMSAT General together owned approximately 0.4% of INTELSAT.

     INTELSAT generally procures spacecraft and launch services under long-term, multi-satellite contracts which provide for payments by INTELSAT over the contract periods. Under the satellite construction contracts, approximately 70% of spacecraft cost is typically paid to the manufacturer during construction prior to spacecraft delivery and satellite launch. In addition, approximately 15% typically is paid after the satellite has been placed in orbit and has satisfactorily completed in-orbit testing. The remaining portion of the spacecraft cost is payable periodically as performance incentives over the designated design life of the satellite contingent upon continued successful operation of the satellite during the respective periods.

     Under the launch service contracts, launch services costs are typically paid in quarterly installments with the final payment due at the end of the planned launch period. Launch payments are payable in full whether or not the launch has resulted in launch success.

     INTELSAT has purchased launch and post-separation insurance coverage for possible losses that may occur during the launch and subsequent one-year periods for satellites scheduled for launch from 2000 through 2002. The coverage includes the cost of the satellite, launch services and associated capitalized interest, as well as the cost of the insurance itself. This insurance protects the Corporation in proportion to the Corporation's interest in INTELSAT. Launch and post-separation insurance for the INTELSAT satellites does not protect the Corporation against business interruption, loss or delay of revenues and similar losses and may not fully reimburse the Corporation or INTELSAT for their respective expenditures. Beyond this one year post-separation period, the Corporation and INTELSAT intend to rely on the spare capacity on the satellite fleets, to the extent available, to avoid an interruption of customer service and revenues. Neither INTELSAT nor the Corporation procures insurance for the in-orbit failure of satellites beyond the one-year, post-separation period. In the event of a complete in-orbit failure beyond the one-year, post-separation period, the Corporation would be required to write off the value of its proportionate investment in that satellite. Partial in-orbit failures will be evaluated for impairment according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of."

     Effective January 1, 1998, the Corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See Note 5 to the financial statements.

     INTELSAT generally offers long-term commitments for transponder capacity of one, two, three, five, ten or fifteen years for a range of services at tariff rates which are progressively lower for the longer term commitment periods. As of December 31, 1998, COMSAT had commitments with INTELSAT of five years or more in effect representing approximately 66.34% of COMSAT's total analog services traffic with INTELSAT, 63.5% of its total digital services traffic with INTELSAT, 81% of its total voice service with INTELSAT and 91% of its total video service traffic with INTELSAT. Approximately 54% of COMSAT's commitments with INTELSAT are for a fifteen year term.

New Skies and INTELSAT Privatization

     The Corporation continues to promote efforts to restructure the INTELSAT satellite system. See "Business - Investments - New Skies Satellites, N.V.," "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Satellite Services - Restructuring of INTELSAT and Inmarsat" and Note 6 to the financial statements.

Regulation of CWS

     Under the Satellite Act and the Communications Act, COMSAT is subject to regulation by the FCC with respect to CWS's communications services and the rates charged for those services. CWS provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     On April 24, 1998, the FCC granted the Corporation's petition for reclassification as a non-dominant common carrier in markets that represent approximately 90% of CWS's revenues. For those markets, rate-of-return regulation was lifted immediately. On February 10, 1999, the FCC eliminated COMSAT's remaining rate-of-return regulation along thin routes in favor of COMSAT's incentive-based pricing plan. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Regulatory and Legislative Developments."

     On October 28, 1998, the FCC issued a separate notice of proposed rulemaking to explore the implications of enabling users to have direct access to the INTELSAT system, which would end COMSAT's status as the exclusive provider of INTELSAT services in the U.S. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest and acquire an ownership interest in INTELSAT), but does have the authority to require Level 3 direct access (by which users could directly contract with INTELSAT for capacity and bypass COMSAT). The FCC sought comments on its tentative conclusion that it would serve the public interest to mandate Level 3 direct access. The Corporation filed comments contesting the basis for the FCC's proposed action. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Regulatory and Legislative Developments."

     In November 1997, the FCC issued an order in its "DISCO-II" rulemaking proceeding addressing, among other matters, COMSAT's provision of INTELSAT services within the United States. The FCC ruled that, before COMSAT may provide such domestic satellite services, it must first waive the limited immunity from suit which it has with respect to its actions as U.S. Signatory to INTELSAT. COMSAT has appealed that ruling on the ground that its limited immunity arises from international agreements entered into by the U.S. which may not be abrogated by the FCC.

     COMSAT General is licensed by the FCC to operate the MARISAT F-2 and COMSTAR D-4 satellites and is the licensee of a number of earth stations, which are chiefly located at Clarksburg, Maryland. There are also several earth stations located at Clarksburg, Maryland and Paumulu, Hawaii that are licensed to the Corporation for use by CWS. In addition, CGSI is the licensee of two earth stations located at Clarksburg, Maryland. See "Item 2: Properties."

Competition

     CWS is subject to substantial and increasing competition from satellite service providers, undersea cable operators and fiber optic cable systems. Currently there are more than fifty satellite operators with over 180 geostationary satellites providing services around the globe. Of those, over 50 satellites are capable of providing international service to or from the U.S. in competition with COMSAT. Competing satellite service providers offer a full range of services. Voice and data services are provided by numerous satellite systems, including Hughes/PanAmSat, Loral/Orion, GE Americom, Columbia Communications, JSAT and others. A number of satellite systems provide video service in direct competition with COMSAT and INTELSAT, including Hughes/PanAmSat, Loral/Orion, Columbia Communications and regional satellite systems (e.g., Hispasat, JSAT, and France Telecom). Many of the Corporation's competitors have plans to substantially expand capacity over the next few years.

     COMSAT is currently the only U.S. entity that may provide international space segment to customers using INTELSAT satellites. In the above-mentioned FCC direct access proceeding, CWS's largest customers have asked the FCC to allow direct access to the INTELSAT system, and have also asked the FCC to nullify their long term contracts with CWS pursuant to the so-called "fresh look" doctrine. The Corporation has opposed these requests. For additional information concerning direct access and "fresh look," see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -Outlook - Regulatory and Legislative Developments."

     In addition to the competitors described above, COMSAT also faces competition from other countries' INTELSAT Signatories in the provision of voice, video and data services. Earth stations located in other countries that are within the footprint of satellites sending signals to U.S. earth stations may be providing service to customers in the U.S. by routing traffic through a non-U.S. earth station connected to U.S. customers by domestic satellite or fiber optic cable. Such competitive service is believed to be primarily offered by Canada's Signatory, Teleglobe, but may also be available from other countries' Signatories, including Mexico.

     COMSAT also faces significant competition from service providers utilizing undersea fiber optic cable systems to provide voice, data, and video services. Fiber optic undersea cable is increasingly being used to carry transoceanic video programming. CWS's major carrier customers (including its three largest customers, AT&T, MCI WorldCom and Sprint) are co-owners of fiber cable systems.

                          COMSAT Mobile Communications

Services

     CMC provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using Inmarsat satellites. CMC operates land earth stations in Southbury, Connecticut and Santa Paula, California, which serve the Atlantic and Pacific Ocean Regions, respectively, and in Malaysia and (until CMC's lease expires on June 30, 1999) Turkey, which serve the Indian Ocean Region. These stations enable CMC to offer global coverage for its services. There are currently approximately 143,000 mobile terminals operating in the Inmarsat system. As described below, CMC provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

Maritime Services

     CMC provides satellite services for communications to and from ships and other vessels. Customers for these services include transport ship operators, cruise ships and their passengers, fishing vessel operators, oil and mining interests, pleasure boat operators, U.S. Navy ships and foreign telecommunications administrations.

     In addition to telephony services, CMC's services include group call messaging to a fleet of ships, electronic mail services, a direct-dial telephone service for passengers and crew on board ships, a news summary distribution service, access to data bases through personal computers, and other office communications services for facsimile transmissions, worldwide teleconferencing and current financial news reports.

     In May 1998, CMC implemented service with the U.S. Coast Guard (USCG) and the National Oceanic and Atmospheric Administration (NOAA) to provide Inmarsat standard-C services in support of USCG position reporting and NOAA survey programs.

     CMC offers three digital services, Inmarsat-B, Inmarsat-C and Inmarsat-M, in the Atlantic, Pacific and Indian Ocean Regions. These services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services. CMC also offers a multi-channel version of Inmarsat-M service that allows cruise ships and other high-volume users to increase their channel capacity and offer lower rates to their customers.

     In October 1998, CMC entered into a nine year agreement with AT&T to provide global satellite communications for "Afloat Personnel Telecommunications Services" on board U.S. Navy vessels. CMC will provide bulk capacity satellite services to AT&T to support telephone service for sailors at sea.

Aeronautical Services

     CMC provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and, prospectively, air traffic control. Customers of CMC for international aeronautical services include airline service providers, commercial airlines, government aircraft and corporate aircraft.

     CMC provides aeronautical services with a data service for cockpit communications on commercial flights under an agreement with Aeronautical Radio, Inc., an airline-owned service organization. CMC also provides aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. There are currently more than 1,600 aircraft equipped to use the Inmarsat aeronautical system, equally split between voice and data services.

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

     A service agreement with GTE Airfone, Inc., a provider of air-to-ground passenger telephone service using terrestrial facilities, enables it to extend its current service to transoceanic flights by acquiring satellite and ground earth station services from CMC.

     CMC has been selected by United Airlines to provide satellite communications services for passengers (including telephone, fax and data transmission) on approximately 104 United Airlines aircraft. CMC has provided financing for 74 of these aircraft of up to $7 million to promote the use of satellite phones on United Airlines aircraft. The $7 million facility is being drawn upon as United Airlines installs seat-back phones on those aircraft.

     CMC also has been selected to provide satellite communication services to the international fleet of Delta Airlines. CMC entered into agreements with AT&T Wireless, Inc. to provide satellite communications to the passenger cabins and with DeltaTel, Inc. to provide cockpit communications. CMC has implemented service with AT&T to accept the use of the AT&T calling card to support this service offering. In addition, COMSAT provides voice service to Air Canada passengers pursuant to an existing arrangement which commenced in 1994.

     In late 1996, the Federal Aviation Administration (FAA) selected CMC to provide satellite and uplink services for the Wide Area Augmentation System
(WAAS). In July 1998, CMC signed a five year $57 million agreement with the FAA to complete the agreement and began earth station services.

Land Mobile Services

     CMC provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

     CMC's land mobile services are currently available using transportable versions of Inmarsat's Inmarsat-A and Inmarsat-B mobile earth stations (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal and a smaller data-only Inmarsat-C terminal through CMC's C-Link service. C-Link service is a low-cost text messaging service that permits smaller vessels and land mobile units to use the global satellite network. The briefcase-size Inmarsat-M terminals provide a more portable and less expensive telephone service for the news media, government officials and others who travel to remote parts of the world where reliable communications services are often not available.

     The Corporation commenced commercial Planet 1 service in January 1997. The Planet 1 terminal is a six pound, laptop computer-sized satellite terminal which utilizes the Inmarsat-3 satellites. CMC has entered into a number of agreements to resell Planet 1 service.

Revenues

     Approximately 27% of the Corporation's consolidated revenues in 1998 were derived from CMC (compared to 30% in 1997 and 30% in 1996). No single customer of CMC provided more than 10% of the Corporation's consolidated revenues in 1998. See Note 16 to the financial statements.

Inmarsat

     Pending its expected privatization in April 1999, Inmarsat is an 87-nation organization headquartered in London, England. It operates under three agreements: an intergovernmental convention; a headquarters agreement with the United Kingdom (U.K.) Government; and an operating agreement signed by each member nation's government or designated telecommunications entity (a Signatory).

     COMSAT is the U.S. Signatory. It represents the U.S. in Inmarsat, subject to instructions from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect U.S. national interest and foreign policy.

     Each Signatory has rights and obligations in Inmarsat analogous to those of a partner. Each owns an investment share, makes proportionate contributions to Inmarsat's capital costs, and receives proportionate distributions of Inmarsat's space segment charges after deductions for operating expenses. The investment shares are typically readjusted as of February 1 of each year to approximate the signatories' respective portions of the total utilization of the Inmarsat space segment for the previous year. Due to the expected privatization of Inmarsat in April 1999, this readjustment did not occur as of February 1, 1999. COMSAT's investment share, the largest in Inmarsat, was 22.2% as of December 31, 1998 as compared to 23.0% at December 31, 1997. At December 31, 1998, total Inmarsat owners' equity was approximately $850 million.

     The Corporation continues to promote efforts for the privatization of Inmarsat. Inmarsat is expected to become an independent commercial company in April 1999. The privatization will affect the manner in which the Corporation accounts for its ownership interest in Inmarsat. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Satellite Services - Restructuring of INTELSAT and Inmarsat."

     The Inmarsat-3 satellites are the primary operational Inmarsat spacecraft and are used for on-demand services such as Inmarsat A, B, M, Mini-M, C, and Aeronautical. Some services such as Mini-M and Aero-I are spot beam only services and can only be supported on the Inmarsat-3 satellites. Four of the Inmarsat-3 satellites are the primary operational Inmarsat spacecraft and are used for on-demand services such as Inmarsat A, B, M, Mini-M, C, and Aeronautical. The fifth Inmarsat-3 satellite is planned to be used primarily for bulk services and backup capacity.

     The Inmarsat-2 satellites are expected to provide full time pre-emptible services and backup for global beam services on the Inmarsat-3 satellites. Four Inmarsat-2 satellites are in orbit.

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

     As of December 31, 1998, Inmarsat did not have any contracts to procure additional satellites.

     All of the existing Inmarsat satellites have been in orbit for more than one year and, as a result, are no longer insured for in-orbit loss under the terms of the insurance policies procured at the time of launch. Neither Inmarsat nor the Corporation procures insurance for the in-orbit failure of satellites beyond the one-year, post-separation period. In the event of a complete in-orbit failure of an existing Inmarsat satellite, the Corporation would be required to write off the value of its proportionate investment in that satellite. The Corporation evaluates partial in-orbit failures and determines whether a write-off is appropriate based on the degree of impairment. The Corporation also does not procure insurance to protect against business interruption, loss or delay of revenues and similar losses for potential in-orbit failure of the Inmarsat satellites. The Corporation and Inmarsat rely on spare and preemptible capacity on the satellite fleets, to the extent available, to minimize potential interruption of customer service and revenues in the event of an in-orbit failure.

     Effective January 1, 1998, the Corporation changed its accounting policy with respect to the cost of series satellites lost at launch or in orbit and its accounting policy with respect to satellite performance incentives paid to manufacturers. See Note 5 to the financial statements.

     Inmarsat generally offers its service providers satellite capacity on demand generally under terms that require payments on a per minute basis. Inmarsat has established a full period bulk capacity program which will increase the inventory of satellite products that CMC can offer for future sale.

Regulation of CMC

     Under the Inmarsat Act, COMSAT is subject to regulation by the FCC with respect to CMC's communications services and the rates charged for these services. CMC is currently regulated as a dominant carrier and its operations are generally restricted to international service. Regulatory constraints on CMC are expected to be eased after Inmarsat is privatized. However, upon privatization of Inmarsat, CMC will no longer hold the legal status as the sole authorized U.S. provider of Inmarsat service originating in the U.S.

     By an FCC Report and Order issued in 1989, COMSAT was authorized: (i) to be the sole U.S. provider of Inmarsat space segment capacity for aeronautical services; (ii) to provide ground segment aeronautical services in connection with the Inmarsat space segment on a non-exclusive basis; and (iii) to provide such aeronautical services only to aircraft engaged in international flights, including international flights over U.S. airspace. Another entity, the American Mobile Satellite Corporation (AMSC), was designated to be the sole provider of certain domestic aeronautical and land mobile satellite services.
In 1995, CMC applied to the FCC for authority to offer domestic aeronautical services. CMC's request is pending before the FCC. In 1996, CMC began offering domestic aeronautical services on an interim basis pursuant to temporary authority granted by the FCC. The FCC has regularly renewed COMSAT's temporary authorization, and COMSAT continues to offer domestic aeronautical services thereunder.

     COMSAT is not generally authorized to provide U.S. domestic land mobile services. In limited circumstances, the Corporation provides U.S. domestic service to certain individual end users under special temporary authorities from the FCC.

     In November 1997, the FCC issued an order in its "DISCO II" rulemaking proceeding addressing, along with other issues, COMSAT's provision of Inmarsat services within the United States. The FCC ruled that, before COMSAT may provide domestic service within the United States via Inmarsat, it must first waive its immunity from suit, including suit under the U.S. antitrust laws, stemming from its role as U.S. Signatory to Inmarsat. The new commercial entity which will be created upon the privatization of Inmarsat will not have the privileges and immunities that the current Inmarsat inter-governmental, treaty-based organization has currently. COMSAT's limited privileges and immunities in respect of the successor to Inmarsat also will be eliminated. Absent that impediment, the Corporation expects that the FCC will grant it authorization to offer Inmarsat services within the United States following privatization.

Competition

     CMC competes internationally in the provision of voice, fax and data communications services over the Inmarsat satellite system. CMC's maritime, land and aeronautical customers have access to a broad array of alternative service providers and communications technologies, including:

     .    Inmarsat services provided by other Inmarsat distributors and resellers;
     . High Frequency (HF), Very High Frequency (VHF) and other forms of maritime radio;
     . C-Band and Ku-Band Satellites (maritime C-Band for cruise ships and VSAT systems on land using Ku-Band);
     . Regional Satellite Systems (AMSC, TMI, and others used for land and maritime);
     .    Cellular (used widely on land, and in maritime coastal markets);
     . New Global Satellite Systems (such as the low earth orbit satellite system of Iridium); and
     .    Terrestrial-based aeronautical.

     Under the Inmarsat Act, COMSAT is the designated U.S. Signatory to the Inmarsat Operating Agreement, and is the sole U.S. operating entity and investor in the Inmarsat system. CMC competes for maritime, land mobile and aeronautical communications business with other Inmarsat Signatories operating land earth stations and with IDB Mobile Communications, Inc. (IDB), another U.S. land earth station operator and a subsidiary of Stratos Global Corporation, which became Canada's Signatory in 1998. IDB provides maritime, land mobile and aeronautical services through its own U.S. land earth stations using Inmarsat satellite capacity obtained from a foreign Signatory. COMSAT is currently involved in legal proceedings against IDB. See "Item 3: Legal Proceedings."

     With regard to U.S.-originating shore-to-ship Inmarsat traffic, COMSAT currently has the exclusive right under the Inmarsat Act to be the provider of Inmarsat space segment. Nonetheless, COMSAT currently competes with another land earth station operator, IDB, for shore-to-ship traffic. MarineSat Communications Network and Marine Telecommunications Network also have FCC licenses to provide these services in competition with COMSAT as resellers.

     COMSAT competes directly with a number of other Inmarsat Signatories that operate land earth stations around the world and offer many of the same services as COMSAT. These include British Telecom, France Telecom, Station 12 (the Netherlands), Telstra (Australia), Stratos (Canada), Deutsche Telecom, KDD (Japan) and Telenor (Norway). A total of 16 Signatories offer global service, and a number of others offer service in one or more ocean regions. In addition, there are U.S. carriers licensed to resell Inmarsat services, including IDB, Stratos Mobile Networks, and MarineSat Communications Network (subsidiaries of Stratos Global Corporation) and Marine Telecommunications Network (a subsidiary of ICG Satellite).

     Inmarsat's competitive environment is very different from that of INTELSAT, in which a given call between two countries is "shared," with each country accounting for one "half-circuit." Inmarsat instead relies on a demand-assigned mode of operation which results in a high degree of intra-system competition among the more than 30 Inmarsat land earth station operators (LESOs) that compete for traffic generated from Inmarsat's approximately 143,000 system-wide terminals. Each time a call from an Inmarsat mobile terminal is made, the end-user placing the call can select any land earth station that serves the respective Inmarsat satellite to complete his transaction. COMSAT and all LESOs effectively compete for each and every mobile-originated Inmarsat call as it is made.

     Additionally, Inmarsat recently adopted a plan to privatize in April 1999. As a result, COMSAT will lose its present status as sole provider of Inmarsat satellite capacity for U.S. shore-to-ship traffic and for U.S. land earth stations. With privatization, competition among Inmarsat service providers is expected to increase for shore-to-ship services. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Satellite Services -Restructuring of INTELSAT and Inmarsat."

     Inmarsat's most significant competitor in the provision of maritime communications is VHF radio for short distance or coastal communications, along with Medium Frequency (MF) and HF radio for communications over long distances. In addition to serving the communications needs of small vessels which operate in coastal waters, maritime radio provides a lower-cost alternative to Inmarsat services for ships which must comply with GMDSS carriage requirements. It is difficult to estimate the number of maritime radio coast stations or ship terminals in service around the world. However, in the United States alone, an estimated 600,000 maritime radio licensees, utilizing more than 300 public coast stations, rely on maritime radio for ship-to-ship and ship-to-shore communications, including calls that are interconnected to the terrestrial public switched network. There are approximately 10 licensed operators of public coast stations in the United States. Major operators of global maritime radio networks serving the United States include MariTEL, Globe Wireless, and Maritex.

     Maritime C-Band is used for a large volume of maritime communications traffic from cruise ships sailing in the Caribbean and Alaskan regions for ship-to-shore and shore-to-ship communications. Whereas Inmarsat-based operators such as COMSAT were previously the largest communications providers to cruise ships, in recent years these customers have increasingly been serviced by Maritime C-Band operators such as MTN that use the satellite capacity of Hughes/PanAmSat, INTELSAT and others.

     CMC also faces competition from cellular service. A significant amount of maritime traffic in U.S. and nearby waters operates within range of shore-based cellular, and many of these ships rely heavily on cellular service. Cellular competes with CMC for coastal communications traffic from passenger ships, fishing vessels and pleasure craft operating in the Caribbean, Alaskan fishing regions and along the U.S. coastline. The rapid build-out of cellular networks around the world also provides competition to CMC's land mobile services.

     CMC competes in the maritime and land mobile markets with a number of regional mobile satellite systems that operate using their own GEO satellites. These include AMSC (serving North and Central America), TMI (Canada), MobilSat (Australia/New Zealand) and N-Star (Japan). Though COMSAT has been foreclosed by FCC regulations from competing with AMSC for land mobile traffic in the United States, both companies actively compete for customers operating in U.S. coastal waters. AMSC's services are sold through their exclusive distributor, Stratos Mobile. Because the United States, pursuant to the 1997 WTO Basic Telecommunications Agreement, committed to open up its markets to foreign competition, foreign-licensed satellite operators using regional satellites can now routinely offer services in the United States. For example, TMI, a Canadian company, has applied to provide land mobile satellite services in the United States using the Canadian MSAT-1 satellite and the FCC recently authorized a U.S. company, SatCom, to provide such services via MSAT-1.

     CMC now competes with Iridium, the first of several proposed low-earth-orbit (LEO) satellite providers, to complete its satellite network. Iridium began commercial service in November 1998. Iridium uses a network of 66 satellites to offer voice and paging services on a global basis, and is now competing directly with Inmarsat for provision of global mobile satellite services. Due to its low-earth orbit system, Iridium is able to utilize smaller handheld terminals which are easier to carry than the smallest laptop size terminals currently needed for Inmarsat access.

     CMC also competes with VSAT services. Inmarsat communications on land are best suited for short-term, rapid deployment applications and are often used by government, media and relief organizations for this purpose. However, VSATs offer a more cost effective alternative for customers whose communications requirements are likely to involve more than two hours of traffic usage a day on a long-term basis. Today there are thousands of VSAT sites all over the globe, many of which have been deployed to replace higher cost Inmarsat communications or to provide for higher data transmission rates than Inmarsat.

     CMC faces competition from terrestrial radio networks to provide aeronautical communications services. Most aeronautical communications in the United States rely on terrestrial radio networks operated by GTE Airfone, AT&T Wireless and ARINC. Satellite-based systems are less frequently used for such communications and represent a smaller segment of the overall aeronautical communications services market.

     FCC decisions also may significantly affect the competition for products and services offered by CMC. See "- Regulation of CMC."

                              COMSAT INTERNATIONAL

Services

     CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in selected markets. CI also is exploring the development of prospective international telecommunications opportunities that are consistent with its digital networking strategy. CI's existing and prospective companies typically are and will be located in those rapidly growing markets where a significant number of CI's existing or targeted clients are located (or where they intend to locate).

     As of December 31, 1998, CI operated in 11 countries located in Latin America, Asia and Europe. CI's companies generally are wholly- or majority-owned, with one exception. At December 31, 1998, CI beneficially owned 50% of COMSAT Max Limited, CI's operating company in India. CI's clients are typically local, indigenous large and medium-sized corporations, national branches of multinational corporations and major telecommunications carriers and consortia.

     The following chart sets forth the CI businesses as of December 31, 1998:

CI Company                                 Country                                       CI Ownership Percentage
BelCom, Inc.                               Russian Federation & CIS                      100%
COMSAT Argentina, S.A.                     Argentina                                     100%
COMSAT Asia (L) Incorporated               China                                          55%
COMSAT de Colombia, S.A.                   Colombia                                      100%
Communicaciones Satelitales de Colombia    Colombia                                      100%
COMSAT Brasil Ltda.                        Brazil                                        100%
COMSAT de Guatemala, S.A.                  Guatemala                                     100%
COMSAT Max Limited                         India                                          50%
COMSAT Mexico S.A. de C.V.                 Mexico                                        100%
COMSAT Peru, S.A.                          Peru                                          100%
COMSAT Digital Services                    Turkey                                         85%
COMSAT Telecommunications Services         Turkey                                         64%
COMSAT Venezuela                           Venezuela                                     100%

     CI continued to develop its businesses in 1998. In particular, CI purchased all outstanding minority shareholdings in its Latin American companies, including 35% of COMSAT Peru, S.A. held by Avantec, S.A. and 6% of Communicaciones Satelitales de Colombia held by several individual minority shareholders. As a result, all of CI's Latin American operations are now wholly-owned companies. Due to a restrictive regulatory environment, CI decided to convert its Bolivian operations to inactive status, pending possible liberalization and business opportunities in the future.

     CI employs various technologies including satellite, microwave, fiber optic, frame relay and ATM in the design and implementation of network solutions for its clients. Each of CI's operations centers is open seven days per week, 24 hours per day to monitor, test, and provide help desk services to clients.

     CI provides a wide range of service options to its corporate clients from basic provision and maintenance of the customer's network to full management of the network including router and facility management, from each of CI's network management centers.

     The services provided by CI operating companies depend on local regulations and are built from the following "family" of offerings:

     .    COMSATLink  -  services that assure a constant dedicated circuit
          ----------
          between locations for the transmission of voice, data and video communications. Customers use the service for applications requiring LAN interconnection, Internet access, and voice trunking both domestically and internationally.

     .    COMSATNet  -  a service connecting multiple locations to a central
          ---------
          host location or with each other. Typical applications are point-of-sale networks, credit card verification, banking, lottery, Internet access, inventory management and others. A wide range of speeds are available both domestically and internationally.

     .    COMSATCast  -  an effective solution for customers having one-way
          ----------
          (broadcast) data, audio and video requirements. Transmission from a central location can be sent to many locations simultaneously for applications such as the distribution of financial market data, news, weather data, radio programming, corporate training and television programming.

     .    COMSATDVnet  -  a Dynamic Virtual Network service that takes
          -----------
          advantage of broadband technologies and flexible, cost-effective bandwidth allocation to bring high-performance data services tailored to the customers network and management needs. Uses include WAN and LAN interconnections, Internet access, remote database access, file transfer and sharing, E-mail, E-commerce, virtual private networks, packetized voice and video, order entry systems and more. Speeds range from 64kbps to 45mbps.

     .    COMSATWeb  -  provides a variety of Internet service configurations
          ---------
          with integrated offerings under development now.

Sales and Marketing

     CI has direct sales personnel in each of its operations. In some of the larger countries, marketing agreements have also been established with various companies to provide additional geographic coverage of the market.

     CI's target market consists of corporate clients, both national and international, Internet service providers (ISPs) and telecommunications carriers who need local presence for provision of corporate networks.

Regulation of CI

     CI's companies operate in various developing countries and are subject to regulation by the local regulatory authorities in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, CI's companies face increasing business uncertainties which could have an adverse effect on their operations in those countries.

Competition

     CI's companies operate in numerous and diverse markets. Competition in these markets tends to be fragmented. Competitors are different in each region and in some cases, in each country in which CI operates. The degree of regulation and the level of competition in these countries varies considerably. In some countries there is full competition, and in others competition is limited by law. The competitive conditions faced by each company are the result of differing and changing regulatory policies and economic conditions. In those countries that have not yet undergone a substantial liberalization of their telecommunications laws, CI's principal competitor is typically a version of the local Postal, Telegraph and Telephone administration (PTT), together with a limited number of companies that provide telecommunications services similar to those offered by CI. In countries that have liberalized their telecommunications laws, CI typically faces greater competition than in less liberalized markets.

     CI faces certain operational risks inherent to the countries in which it operates. These risks are typical of emerging markets and include changes in government regulations and licensing requirements, tariffs, taxes, sanctions and other trade barriers, exchange controls, bureaucratic impediments, political, social and economic instability, inflation, devaluation, interest rate and exchange rate fluctuations. There can be no assurance that the current economic difficulties faced in Asia, Russia, Brazil and elsewhere, or any future economic difficulties, or any other risks enumerated above or otherwise, will not adversely impact CI's existing or prospective customers, thereby affecting CI's ability to generate revenues or otherwise having a material adverse affect on CI's financial results and condition.

Revenues

     Approximately 18% of the Corporation's consolidated revenues in 1998 were derived from CI (compared to 16% in 1997 and 11% in 1996). No single customer of CI provided more than 10% of the Corporation's consolidated revenues in 1998. See Note 16 to the financial statements.

                              COMSAT LABORATORIES

Services

     COMSAT Laboratories provides technical consulting services and develops communications products. Technical consulting activities include the design and development of advanced digital communications technologies, systems and networking solutions. COMSAT Laboratories also designs and develops communications products and software for satellite access, networking applications and satellite system planning and management.

     Customers include U.S. and foreign government agencies, commercial entities, INTELSAT, Inmarsat and ICO Global Communications (Holdings) Ltd.
(ICO). In addition, COMSAT Laboratories conducts research and development (R&D) on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of other COMSAT businesses.

     On-going contracts being performed in 1998 include: a contract with Ericsson to design and develop the HPN ICONET ground facilities subsystems; a consulting agreement with Iridium related to the design of its next generation system; a contract with AT&T to deliver second generation Time Division Multiple Access (TDMA) terminals; contracts with INTELSAT to design STRIP7 and develop a software system for generation INTELSAT TDMA burst time plans; a contract with NASA to provide operation and maintenance support for the ACTS (Advanced Communications Technology Satellite) program; and a variety of technical consulting contracts for INTELSAT, Inmarsat, ICO and other governmental and private industry customers.

     COMSAT Laboratories won external contracts with a total value of $53 million in 1998. Major new contracts awarded or begun in 1998 include: a contract with INTELSAT for new TDMA infrastructure; a contract with Lockheed Martin for the ACES In-Orbit-Test; a contract with WorldSpace; and a contract with NASA for ACTS. At December 31, 1998, COMSAT Laboratories' backlog of orders totaled $50.5 million, as compared to $28.3 million at December 31, 1997.

     The Labs developed the Linkway 2000 product which is used commercially in the Link One/SM/ service, a new global satellite networking solution. The Linkway 2000 product supports two advanced networking protocols, ATM and Frame Relay. Telecommunications carriers can use the Link One service and the Linkway 2000 product to extend international voice and data networks into remote locations that do not currently have service. ISPs can use this service to more easily connect countries throughout the world to the U.S. Internet backbone.
The service can also be used by multinational corporations to network their offices worldwide.

     COMSAT Laboratories incurred research and development expenditures of $3.2 million in 1998, a decrease of $0.5 million from 1997. These expenditures were largely attributed to the development of its broadband VSAT, ATM and software products.

Revenues

     Approximately 7% of the Corporation's consolidated revenues in 1998 were derived from the Labs (compared to 6% in 1997 and 8% in 1996). See Note 16 to the financial statements.

                            DISCONTINUED OPERATIONS

     During the second quarter of 1997, the Corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of COMSAT RSI, Inc. (CRSI) as discontinued operations. See Note 3 to the financial statements. The Corporation distributed its 80.67% ownership interest in Ascent to COMSAT's shareholders on June 27, 1997. On June 25, 1998, COMSAT completed the sale of substantially all of CRSI to a subsidiary of TBG Industries, Inc. (TBG) for net cash proceeds of approximately $111.9 million, after adjusting for changes in intercompany loans and advances. The sale of substantially all of the assets and liabilities of JEFA Wireless Systems, a subsidiary of CRSI, was completed in a separate transaction in February 1998. The Corporation has agreed to indemnify the purchasers of CRSI and JEFA against certain losses. See Note 3 to the financial statements.

     The Corporation has retained the long-term contract for the completion of the 100 meter radio astronomy telescope at Green Bank, West Virginia. CRSI's $29 million claim for work performed under and relating to the Green Bank contract, which is currently in arbitration, has been assumed by COMSAT. See "Item 3: Legal Proceedings" and Note 3 to the financial statements.

     The Corporation has also retained Electromechanical Systems, Inc. (EMS), a former subsidiary of CRSI. EMS designs, manufactures and installs multi-axis positioning control units (pedestals) for precision tracking and pointing for air traffic control, weather, radar, communication and surveillance equipment. EMS also provides repair and restoration service for various antenna pedestals for its customers. More than 90% of EMS's current business is with military and government customers, nearly all in the U.S. EMS and the Corporation have been named as defendants in a pending qui tam lawsuit under the Civil False Claims Act. There is also a separate criminal investigation into the same allegations. See "Item 3: Legal Proceedings" and Note 11 to the financial statements.

     CRSI previously owned a 53% equity interest in Plexsys International Corporation (Plexsys). Plexsys ceased doing business on July 1, 1998. This investment was not sold to TBG in connection with the sale of CRSI and has been written off by the Corporation.

                                  INVESTMENTS

New Skies Satellites, N.V.

     On November 30, 1998, INTELSAT transferred six satellites (five currently in orbit and one scheduled to be launched during 1999) to New Skies. New Skies, which is headquartered in the Netherlands, is a separate company that is independent of INTELSAT. As of December 31, 1998, the Corporation owned 16.6% of New Skies. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Satellite Services - Restructuring of INTELSAT and Inmarsat" and Note 6 to the financial statements.

ICO Global Communications (Holdings) Limited

     As of December 31, 1998, the Corporation directly owned 1.6% of ICO. Together with the Corporation's indirect ownership of ICO through its ownership interest in Inmarsat, which is also an ICO shareholder, the Corporation owned an aggregate of 3.7% of ICO. See Note 6 to the financial statements.

     ICO was formed to provide hand-held satellite communications services outside of the Inmarsat organization to allow a more commercial focus than the current Inmarsat system.

     In 1997, COMSAT concluded agreements with ICO to construct, operate and interconnect a "satellite access node" (SAN) in Brewster, Washington. In December 1998, COMSAT reached an agreement with ICO to transfer the SAN facility back to ICO. The agreement also waives any rights to distribute ICO services that COMSAT may have obtained by virtue of its 1995 subscription agreement. In consideration of its settlement agreement, COMSAT received a cash payment of $4.5 million. See "Item 7: Management's Discussion of Financial Condition and Results of Operations - Consolidated Operations" and Note 6 to the financial statements.

Item 2:   Properties

                               COMSAT PROPERTIES

Bethesda, Maryland Headquarters

     At year end 1998, the headquarters of the Corporation and the headquarters of CWS, CMC and CI were located in a building in Bethesda, Maryland, which the Corporation leases from a limited partnership in which it holds a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. In 1993, the Corporation entered into a 15-year lease with the partnership for the building. See Note 10 to the financial statements.

Clarksburg, Maryland Facility

     In 1997, the Corporation sold the office buildings and land at Clarksburg, Maryland that serve as the headquarters of the Labs and CGSI. The Corporation leased back the office buildings and the land underlying its earth stations for a ten-year lease term. See Note 5 to the financial statements. The Corporation owns an earth station at Clarksburg, Maryland that is used by COMSAT General to house its Satellite Control and Teleport Facilities as well as the Bandwidth Management Center operated by CGSI for the U.S. Government CSCI Program. The Corporation also owns an earth station at Clarksburg, Maryland that is used by CWS to provide TT&C services to INTELSAT. CDTI provides turnkey satellite services at Clarksburg, Maryland.

Other Properties

     The Corporation owns or leases 10 properties in the United States and leases a sales office in Beijing, China.

     The Corporation owns earth stations at Santa Paula, California and Southbury, Connecticut, and leases earth stations in Turkey (which lease expires June 30, 1999) and Malaysia, that are used by CMC to provide mobile communications services. The Corporation owns an earth station at Paumalu, Hawaii that is used by CWS to provide TT&C services to INTELSAT.

     COMSAT General owns 86.3% of the MARISAT Joint Venture, which operates the MARISAT F-2, one of the three satellites launched in 1976, with capacity leased to Fugro N.V., a Netherlands company. The MARISAT F-1 and F-3 ceased commercial operations in 1996. COMSAT General owns the COMSTAR D-4 satellite (launched in 1981) with capacity leased to CMC and the U.S. Navy.

     CI leases or owns facilities in each of the countries in which it operates. See "Item 1: Business -COMSAT International" above for a listing of the countries in which CI operates.

     The Corporation's properties are believed to be suitable and adequate for the Corporation's business operations.

INTELSAT Satellites

     The Corporation's property accounts include CWS's pro rata share of INTELSAT satellites. The INTELSAT satellites currently in use and under construction are described below. As a result of the INTELSAT restructuring, six INTELSAT satellites were transferred to New Skies on November 30, 1998.
Five of the transferred satellites were in use and one is under construction. The transferred satellites are not included in the description below. See "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations -Outlook - Satellite Services - Restructuring of INTELSAT and Inmarsat."

     There are three INTELSAT V and VA satellites continuing to operate in the INTELSAT system. All of these satellites have reached the end of their design lives and are operating in an inclined orbit. Their capacities range from 15,000 to 17,000 voice circuits or 51 to 57 television channels (or some combination of each depending on the configuration of the satellite). The satellites were built by a predecessor to Space Systems/Loral.

     The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, now a subsidiary of General Motors Corporation. These satellites have an average capacity of at least 24,000 bearer circuits or 87 television channels. The INTELSAT VI satellites, the last of which was launched on October 1991, currently provide primarily backbone public switched network
(PSN) services in the Atlantic and Indian Ocean regions.

     The INTELSAT VII series consists of five satellites constructed by Space Systems/Loral. These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels (or a capacity of 62 36MHz units with a typical minimum power range of 29 to 34.5 decibels relative to one watt (DBW) at C-band and 44 DBW at Ku-band depending on the beam). The last INTELSAT VII satellite was launched in June 1996. These satellites were designed to replace the V/VA satellites. They provide improved utilization and flexibility, with improved radio frequency power, enhanced Ku-band coverage and increased C-band connectivity compared to the V/VA satellites.

     The INTELSAT VIIA series, also constructed by Space Systems/Loral, consists of two satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels (or a capacity of 70 36MHz units with a typical minimum power range of 29 to 36 DBW at C-band and 42.7 to 45 DBW at Ku-band depending on the beam). Of the three INTELSAT VIIA satellites constructed, the first INTELSAT VIIA satellite was successfully launched in May 1995; the launch of the second VIIA, in February 1996, was a launch failure (see Note 5 to the financial statements); and the third VIIA was successfully launched in March 1996. These satellites provide an enhancement over the VII satellites to meet increased demand for high power Ku-band capacity. New cross-strapped connectivity from Ku-band to C-band allows the provision of satellite news gathering (SNG) service using a roving Ku-band Spot Beam in the uplink.

     The INTELSAT VIII series consists of three satellites constructed by Lockheed Martin Corporation. These satellites have an average capacity of 21,000 bearer circuits or 76 television channels (or a capacity of 76 36MHz units with a typical power range of 29 to 34.5 DBW at C-band and 44 DBW at Ku-band depending on the beam). All three INTELSAT VIII satellites were successfully launched in 1997. They were designed primarily to complement the INTELSAT VI satellites and meet growing demand for C-band services. The INTELSAT VIII series satellites provide new television broadcast mode capability with simultaneous up link from the Northeast zone beam and down link from three West zone beams. The INTELSAT VIII series satellites also provide expanded SNG service with the capability to cross connect any of the Ku-band spot beams to any of the global beams in certain transponders.

     The INTELSAT VIIIA series consists of one satellite constructed by Lockheed Martin Corporation. The satellite has an average capacity of at least 11,600 bearer circuits or 38 television channels (or a capacity of 42 36MHz units with a power range of 39.7 to 42 DBW at C-band and 50.4 to 51.7 DBW at Ku-band depending on the beam). The INTELSAT VIIIA (F-5) was launched in June 1998.
The INTELSAT VIIIA satellite is designed for users requiring high power together with a wide coverage areas in C-band for the provision of services such as video, VSAT applications and PSN. It uses complex state-of-the-art antenna technology to provide improved coverage of land areas of North and South America.

     The INTELSAT IX series currently consists of five satellites. As of December 31, 1998, procurement of five satellites had been approved by the INTELSAT Board of Governors. These spacecraft are to be built by Space Systems/Loral and are intended to replace the INTELSAT VI satellites between 2000 and 2002. The INTELSAT IX satellites are expected to have an average capacity of 98 36MHz transponders with a typical minimum power range of 31 to 47 DBW depending on the beam. The satellites will provide primarily high connectivity backbone public network services in the Atlantic and Indian Ocean regions. The INTELSAT IX satellites will be INTELSAT's largest capacity satellites with advanced communications and RF performance.

Inmarsat Satellites

     The Corporation's property accounts include CMC's pro rata share of Inmarsat satellites. The Inmarsat satellites currently used are described below. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Satellite Services - Restructuring of INTELSAT and Inmarsat."

     The second-generation Inmarsat satellite system, known as the Inmarsat-2 series, consists of four satellites constructed by an international consortium led by British Aerospace Dynamics Corporation. These satellites are now used primarily for bulk services and backup capacity. The Inmarsat-2 satellites are expected to be moved, depending on traffic demand, to new orbital locations where they will provide full time pre-emptible lease services. The Inmarsat-2 series satellites also provide backup for global beam services on the Inmarsat-3 satellites. Some services such as Mini-M and Aero-I are spot beam only services and can only be supported on the Inmarsat-3 satellites.

     The third-generation Inmarsat satellite system, known as the Inmarsat-3 series, consists of five satellites constructed by Lockheed Martin Astro Space. These satellites use spot-beam technology, which allows reuse of the scarce frequency resources allocated for mobile satellite communications. The Inmarsat-3 satellites are about eight times more powerful than the Inmarsat-2 series. All five of these satellites were launched successfully. Four of the Inmarsat-3 satellites are the primary operational Inmarsat spacecraft and are used for on-demand services such as Inmarsat A, B, M, Mini-M, C, and Aeronautical. The fifth Inmarsat-3 satellite is planned to be used primarily for bulk services and backup capacity.

Item 3:   Legal Proceedings

     In addition to the matters described below, certain legal proceedings, which are either pending or known to be contemplated by governmental authorities, to which COMSAT or any of its subsidiaries is a party are described in Notes 10 and 11 to the financial statements.

     In 1995, the Corporation entered into a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation unilaterally terminated this agreement. The Corporation has commenced a lawsuit against News Corporation to recover damages arising out of the alleged breach of obligation to COMSAT, and against PanAmSat Corporation and
Televisa for allegedly inducing the breach.   News Corporation has asserted a
counter claim for return of the $5 million deposit it originally paid.

     Since November 1997, the Corporation has been in a dispute with IDB Mobile Communications, Inc. and its parent, Stratos Global Corporation of Canada, about IDB/Stratos' refusal to pay COMSAT as U.S. Signatory to Inmarsat for the satellite capacity used by their U.S. land earth stations. Stratos became Canada's Signatory to Inmarsat in 1998. COMSAT contends that IDB is required, under contract and by U.S. law (including the Maritime Satellite Act of 1978), to pay solely COMSAT for that U.S. satellite capacity. IDB/Stratos contend they are permitted to secure capacity from foreign Signatories. In February 1998 they asked the FCC for a declaratory ruling to that effect, which COMSAT opposed; the petition remains pending. In January 1998, the Corporation sued IDB for breach of contract. The court dismissed the contract case but ruled that COMSAT could seek to enforce its statutory rights at the FCC. COMSAT has appealed this ruling. In January 1999, the Corporation filed a complaint at the FCC seeking damages against IDB, which remains pending. In addition, IDB/Stratos have three applications pending at the FCC for authority to provide various Inmarsat services, which COMSAT has opposed unless conditioned on use of satellite capacity provided by COMSAT as U.S. Signatory. Also pending at the FCC is a complaint filed against COMSAT by IDB/Stratos in September 1997 challenging the Corporation's rates for certain Inmarsat services.

     The Corporation has retained the long-term contract for the completion of the 100 meter radio astronomy telescope at Green Bank, West Virginia. CRSI's $29 million claim for work performed under and relating to the Green Bank contract, which is currently in arbitration, has been assumed by COMSAT. The prime contractor has filed a counterclaim seeking $12.9 million in damages for delay. The claim and counterclaim are currently in arbitration. There can be no assurance that the Corporation will be successful in collecting all or any portion of this claim.

     COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of the Corporation. Nevertheless, the outcome of such matters could materially affect consolidated results of operations in a given year or quarter.

Item 4:   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

     On December 31, 1998, there were 52,633,577 shares of common stock outstanding. Of this number, 18,958 were Series II shares and 52,614,619 were Series I shares. Series II shares are shares held by communications common carriers authorized to hold shares by the FCC. Series I shares are held by other persons. As of December 31, 1998, the Corporation had 32,711 Series I holders and 36 Series II holders of record.

     The principal market for COMSAT's common stock is the New York Stock Exchange, where it is traded under the symbol "CQ." COMSAT's common stock is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange in the United States and on the Swiss Exchange.

     The Corporation's transfer agent, registrar and dividend disbursing agent is The Bank of New York, 101 Barclay Street, New York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT common stock for the last two years are as follows:

Calendar Year 1998     High     Low       Dividend
--------------------  --------  --------  --------
First Quarter         36        21  5/8     .05
Second Quarter        42 3/4    27  3/4     .05
Third Quarter         36 7/8    21 13/16    .05
Fourth Quarter        39 5/8    32  7/16    .05


Calendar Year 1997      High      Low     Dividend
--------------------  --------  --------  --------
First Quarter         28  1/2   23          .195
Second Quarter        26 11/16  19  5/8     .05
Third Quarter         24  5/16  20 13/16    .05
Fourth Quarter        25  3/4   20 5/16     .05

Item 6:   Selected Financial Data


In thousands, except per share amounts             1998        1997         1996        1995        1994
-----------------------------------------------------------------------------------------------------------

Summary of Operations
Revenues                                        $  616,469  $  562,651   $  545,100  $  507,687  $  500,687
Operating expenses                                 556,967     480,683      437,875     387,873     367,324
Operating income                                    59,502      81,968      107,225     119,814     133,363
Income from continuing operations                   26,417      28,568       36,197      43,507      69,245
Net income (loss)                                   26,417     (64,446)       8,622      37,817      77,642
Earnings (loss) per share-assuming dilution:
   Income from continuing operations                  0.50        0.57         0.74        0.91        1.47
      Net income (loss)                               0.50       (1.29)        0.18        0.79        1.65

Balance Sheet Data
Total assets                                     1,790,798   1,894,775    2,097,286   2,022,247   1,851,351
Long-term debt                                     446,832     461,960      578,379     590,378     511,474
Stockholders' equity                               659,040     586,271      841,817     839,433     826,916

Dividends
Dividends paid                                      10,393      16,975       37,698      36,874      33,547
Dividends paid per share                              0.20        0.35         0.78        0.78        0.76
Distribution of Ascent Entertainment Group,              -     194,633            -           -           -
   Inc. shares

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

                             ANALYSIS OF OPERATIONS

Consolidated Operations

Continuing Operations

     Consolidated revenues from continuing operations in 1998 were $616 million, an increase of 10% as compared to the previous year. This improvement was the result of increases in all business segments. Consolidated revenues in 1997 were $563 million, or 3% higher than 1996. This increase was predominantly the result of COMSAT International (CI) revenue growth as compared to 1996.

     Operating income from continuing operations in 1998 was $60 million, which was $22 million below 1997. The decrease in operating income was primarily the result of a $14 million impairment loss related to BelCom (a CI company operating in Russia and the Commonwealth of Independent States) and increased losses in CI of $12 million, which were primarily related to operations in Brazil. In addition, 1998 results included $6 million of costs related to the proposed merger with Lockheed Martin Corporation. Improvements in operating income in both the COMSAT Mobile Communications (CMC) and COMSAT World Systems
(CWS) segments totaling $14 million partially offset those items.

     Operating income from continuing operations for 1997 was $82 million, as compared to $107 million for 1996. The 1997 decline in operating income was primarily the result of lower operating income in the CWS, CMC and COMSAT Laboratories (Labs) segments, partially offset by improvements in CI. The decrease in CWS was primarily the result of a lower investment base in CWS, which reduced operating income under rate of return regulation. The decrease in CMC was due to increased depreciation from new satellites. The decrease in the Labs was due to the non-recurrence in 1997 of the positive impact in 1996 of a licensing agreement that resolved a patent-infringement dispute. Expenses of $4 million for a proxy contest and related litigation, which were settled in the second quarter of 1997, also affected 1997 operating income.

     Other income (expense), net for 1998 was income of $13 million, which was $9 million better than 1997. This was primarily the result of a $15 million gain from the sale of a portion of CI's investment in Viatel, Inc. and income of $4 million from an agreement with ICO Global Communications (Holdings) Limited
(ICO) that settled a dispute between the corporation and ICO. See Note 6 to the financial statements. In addition, 1998 included a $2 million non-cash write-off of the Labs' investment in Superconducting Core Technologies that partially offset those items. For 1997, other income (expense), net was income of $4 million, which was $11 million better than 1996. This was primarily attributable to a $7 million gain on the sale of the corporation's Clarksburg, Maryland property and improvements in the results of CI's equity investments.

     Interest costs, net of amounts capitalized for 1998, were $40 million, or $2 million lower than 1997. The lower interest costs were due to the reversal of $4 million of previously accrued interest costs related to income taxes (discussed below in income tax expense) and lower borrowings as a result of the use of the proceeds from the sale of COMSAT RSI, Inc. (CRSI) to reduce debt. Lower amounts of interest capitalized due to the completion of satellites under construction partially offset these decreases. Interest costs, net of amounts capitalized for 1997, were $42 million, which was $7 million higher than 1996. The increase primarily reflected reduced interest capitalized as compared to 1996.

     Income from continuing operations before taxes and extraordinary item for 1998 was $32 million, or $12 million below the previous year. This decrease was principally due to the impairment loss related to BelCom, increased losses in Brazil, merger costs and the non-recurrence of the gain on the sale of the Clarksburg property. The gain from the sale of Viatel stock and improvements in both CMC and CWS partially offset those items. Income from continuing operations before taxes and extraordinary item for 1997 was $44 million, or $21 million below 1996. This was primarily the result of the factors noted above in the discussion of operating income, partially offset by the 1997 gain on the sale of the Clarksburg property.

     Income tax expense for 1998 was $6 million, compared to $16 million for the previous year. In the third quarter of 1998, the corporation favorably resolved a state tax audit and, accordingly, reversed previously accrued interest costs of $2 million and state income taxes of $2 million. In addition, events during the third quarter led the corporation to determine that previously accrued interest costs of $2 million and federal income taxes of $15 million related to certain federal tax matters were no longer required. See Note 14 to the
financial statements.   Excluding these tax benefits, the corporation's
effective tax rate was higher than the previous year as a result of not being able to tax benefit the BelCom impairment loss and certain merger costs. Income tax expense in 1997 of $16 million was $13 million below 1996. This was primarily due to a decrease in income before taxes and an improved effective tax rate due principally to a reduction in state income tax expense.

     Income for 1998 from continuing operations before extraordinary item was $26 million, or $3 million below the previous year. Income from continuing operations before extraordinary item for 1997 was $29 million, as compared to $36 million in 1996.

     Basic earnings per share for continuing operations before extraordinary item for 1998 were $0.51, or $0.07 below 1997. For 1997, basic earnings per share were $0.58, as compared to $0.76 for 1996. Diluted earnings per share for continuing operations for 1998 were $0.50, a $0.07 decrease from 1997. Diluted earnings per share for continuing operations for 1997 and 1996 were $0.57 and $0.74, respectively. See Note 12 to the financial statements.

     Extraordinary loss from early extinguishment of debt, net of tax, for 1997 was $4 million ($0.08 per share). This represents the costs incurred in 1997 from the corporation's repurchase of $90 million of its 8.125% notes and $10 million of its 7.7% medium-term notes. See Note 8 to the financial statements.

Discontinued Operations

     During the second quarter of 1997, the corporation began accounting for the operations of both Ascent Entertainment Group, Inc. (Ascent) and substantially all of CRSI as discontinued operations. In 1997, the corporation recorded a loss from discontinued operations, net of tax, of $89 million ($1.78 per share, fully diluted). This compares to losses of $28 million ($0.56 per share, fully diluted) for 1996. See Note 3 to the financial statements.

Consolidated Results

     On a consolidated basis, including discontinued operations and the extraordinary item, net income for 1998 was $26 million as compared to a net loss for 1997 of $64 million. For 1996, the consolidated net income was $8 million.

     Basic earnings per share for 1998 were $0.51 as compared to basic losses per share for 1997 of $1.32. Basic earnings per share for 1996 were $0.18. Diluted earnings per share for 1998 were $0.50 as compared to diluted losses per share for 1997 of $1.29. Diluted earnings per share for 1996 were $0.18. See
Note 12 to the financial statements.

Segment Operating Results

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," the corporation is reporting its operating results in four segments. The Satellite Services business unit consists of two segments -- CWS and CMC. The corporation's other business units, CI and Labs, are being reported as separate segments. The corporation evaluates the performance of its operating segments based on income (loss) before taxes and interest costs. See Note 16 to the financial statements.

     In the corporation's 1998 Form 10-Q reports and the 1997 Form 10-K, operating results were presented in two segments -- Satellite Services and Network Services. The Satellite Services segment included CWS and CMC. The Network Services segment included CI, Labs and Government Programs. Effective December 31, 1998, CI and Labs are reported as separate segments. The results of Government Programs are now included as part of the CWS segment.

In millions                                   1998      1997      1996
-----------------------------------------------------------------------
REVENUES
--------
Satellite Services
  World Systems                              $303.1    $286.1    $297.8
  Mobile Communications                       169.1     167.9     160.9
                                            -------    ------    ------
    Total Satellite Services                  472.2     454.0     458.7
                                            -------    ------    ------

COMSAT International                          113.3      89.7      58.1

COMSAT Laboratories                            42.3      36.4      43.7

Eliminations and other                        (11.3)    (17.5)    (15.4)
                                            -------    ------     -----

    Total                                    $616.5    $562.6    $545.1
                                            =======    ======    ======

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAXES AND EXTRAORDINARY ITEMS
------------------------------------------
Satellite Services
  World Systems                              $113.1    $102.7    $111.0
  Mobile Communications                        31.9      23.8      34.9
                                            -------     -----     -----
    Total Satellite Services                  145.0     126.5     145.9
                                            -------     -----     -----

COMSAT International                          (21.0)     (8.9)    (14.7)

COMSAT Laboratories                            (3.5)     (1.8)      7.3
                                            -------     -----     -----

    Total segment income before taxes         120.5     115.8     138.5

General and administrative expense            (25.6)    (23.2)    (23.9)
Merger costs                                   (5.5)        -         -
Other                                         (57.2)    (48.4)    (49.5)
                                            -------     -----     -----

    Total                                    $ 32.2    $ 44.2    $ 65.1
                                            =======    ======    ======

 Satellite Services

     Satellite Services includes both the CWS and CMC operating segments. CWS provides satellite capacity for telephone, data, Internet, video and audio communications services between the United States and the rest of the world using the global satellite networks of the International Telecommunications Satellite Organization (INTELSAT) and New Skies Satellites N.V. (New Skies). CWS also includes the operating results of COMSAT Government Systems, Inc., COMSAT Digital Teleport, Inc. and COMSAT General Corporation, which provide various satellite and ground segment services to commercial and government customers. CMC provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using International Mobile Satellite Organization (Inmarsat) satellites. COMSAT is the statutorily designated U.S. participant in both the INTELSAT and Inmarsat satellite systems.

     Revenues in the Satellites Services business in 1998 were $472 million, an increase of 4% over 1997. For 1997, Satellite Services revenues were $454 million, or 1% below the previous year. Income before taxes for the Satellite Services business in 1998 was $145 million, which was 15% better than

1997. Income before taxes for Satellite Services in 1997 was $127 million, a decline of 13% as compared to 1996.

World Systems

     Revenues in CWS for 1998 were $303 million, which was 6% higher than 1997. The improvement in revenues was primarily the result of increased demand for private data communication networks and Internet transmissions, partially offset by declines in voice and video revenues. CWS revenues for 1997 were $286 million, or 4% below 1996. The decline resulted from lower full-time voice and fiber optic restoration revenues, which were partially offset by increased revenues from private data communication network leases and Internet traffic. The lower voice revenues stemmed primarily from rate reductions provided to AT&T, MCI and Sprint, CWS's three largest international carrier customers.

     Income before taxes for CWS in 1998 was $113 million, or 10% higher than the previous year. The 1998 results include income of $4 million from a settlement with ICO pursuant to which the corporation will transfer operation of ICO's Satellite Access Node facility in the United States to ICO. See Note 6 to the financial statements. The balance of the improvement in income before taxes was primarily due to higher revenues offset, in part, by increased depreciation from placing new satellites in service. For 1997, CWS's income before taxes was $103 million, or 7% below 1996. The 1997 results reflect increased depreciation from placing new INTELSAT satellites in service.

     On November 30, 1998, INTELSAT transferred six satellites (five currently in orbit and one scheduled to be launched during 1999) to New Skies. New Skies is an independent company that was spun off from INTELSAT and is headquartered in the Netherlands. See Note 6 to the financial statements and Management's Discussion and Analysis (MD&A) -- Outlook.

Mobile Communications

     Revenues in CMC for 1998 were $169 million, an increase of 1% compared to last year. In 1998, CMC recorded increased revenues from the contract with the Federal Aviation Administration (FAA) on the Wide Area Augmentation System
(WAAS) and from traffic improvements in both digital telephone services and aeronautical services. Offsetting these improvements were lower sales of Planet 1 terminals and a decrease in telex revenues. For 1997, CMC's revenues were $168 million, an increase of 4% compared to the prior year. The higher revenues were primarily the result of sales of Planet 1 terminals and service, the start of the FAA WAAS contract and increased revenues from the Inmarsat system.

     CMC's income before taxes for 1998 was $32 million, which was 34% better than 1997. The improvement in income was primarily the result of lower operating costs offset, in part, by increased depreciation from the full-year impact of new Inmarsat satellites placed in service. Income before taxes for CMC in 1997 was $24 million, which was 32% below 1996. The decrease was primarily the result of increased depreciation associated with new Inmarsat-3 satellites placed in service during 1997 and increased costs related to Planet 1 service, which began commercial operation in 1997.

COMSAT International

     CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions and value-added services to business clients and carriers in selected emerging markets. As of December 31, 1998, CI operated in 11 countries worldwide.

     CI's revenues in 1998 were $113 million, or 26% higher than in 1997. The higher revenues were principally due to growth in Argentina, Brazil and Colombia. In 1997, CI's revenues were $90 million, which was 54% better than the previous year. The 1997 increase in revenues in CI was driven primarily by improvements in CI's operations in Brazil, Argentina and Venezuela.

     CI's loss before taxes in 1998 was $21 million, as compared to losses of $9 million in 1997. In the third quarter of 1998, CI recorded a non-cash impairment loss of $14 million, which was related to the write-down of long-lived BelCom assets, namely goodwill and plant and equipment. See Note 7 to the financial statements. In addition, CI had a $15 million gain from the sale of Viatel stock. Exclusive of the BelCom impairment and the gain on the sale of stock, CI's losses increased $13 million as compared to 1997. The increased operating losses were primarily due to higher depreciation, fixed asset adjustments and contract losses in Brazil; increased losses in BelCom; and start-up costs in Mexico. In 1997, the loss before taxes was $9 million, a $6 million improvement over 1996. The 1997 improvement was primarily the result of a decrease in losses at BelCom.

COMSAT Laboratories

     COMSAT Laboratories provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

     The Labs' revenues for 1998 were $42 million, which was 16% higher than 1997. This increase was due to improvements in technical consulting revenues. Revenues in 1997 were $36 million, as compared to $44 million for 1996.
Included in 1996 revenues and income before taxes was $8 million related to a licensing agreement that resolved patent infringement disputes with certain manufacturers of television encryption and decryption equipment, which did not reoccur in 1997. Exclusive of the revenues related to this agreement, the Labs' 1997 revenues were at approximately the same level as 1996.

     The loss before taxes in 1998 for the Labs was $4 million, compared to $2 million in 1997. The 1998 loss included the first quarter 1998 non-cash $2 million write-off of the Labs' investment in Superconducting Core Technologies, Inc. The 1997 loss before taxes of $2 million compared to a $7 million profit before tax for 1996. The 1996 results included the $8 million of income related to the agreement on patent disputes.

Outlook

     Many of the statements that follow are forward looking and relate to anticipated future events and operating results. Statements that look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. These statements and the corporation's future operating results may be affected by the timing and outcome of regulatory and other governmental proceedings, legislative actions, developments concerning the privatizations of INTELSAT and Inmarsat, the proposed acquisition of COMSAT by Lockheed Martin Corporation, international and domestic business conditions, increased competition from other satellite services providers, the disposition of assets and completion of contracts placed in discontinued operations, the effect of the year 2000 issue on COMSAT, litigation and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the corporation has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors that may affect future operating results.

Business Combination with Lockheed Martin

     On September 18, 1998, COMSAT entered into an Agreement and Plan of Merger (the Merger Agreement) with Lockheed Martin Corporation (Lockheed Martin) and Deneb Corporation (Acquisition Sub), a wholly-owned subsidiary of Lockheed Martin. Under the terms of the Merger Agreement, Lockheed Martin will acquire all of the issued and outstanding common stock, no par value, of COMSAT (the COMSAT Common Stock) in a two-step transaction.

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

     Certain significant conditions to the consummation of the Offer include:
(i) there being validly tendered and not withdrawn prior to the expiration date of the Offer at least one-third of the COMSAT Common Stock; (ii) the approval by COMSAT shareholders of the Merger (described below) and the Merger Agreement; and (iii) the receipt of all required regulatory consents and approvals, including the Purchaser having been authorized by the FCC to acquire up to 49% of the then outstanding Shares, subject to certain adjustments (such authorization, and certain related FCC authorizations, the Authorized Carrier Conditions, and expiration of all waiting periods under applicable antitrust laws. The Purchaser's obligation to consummate the Offer also is subject to there not being any fact or circumstance that would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on COMSAT or a decline in the Standard & Poor's 500 Index of at least 27% from the date of the Merger Agreement through certain specified measurement dates.

     The Offer is currently scheduled to expire on May 3, 1999. Under the Merger Agreement, however, Lockheed Martin has agreed to extend the Offer, for periods of no more than 60 days, until the earlier of (i) September 18, 1999, or (ii) 10 business days after the date on which the last of the Authorized Carrier Conditions shall have been obtained. At Lockheed Martin's request, the Merger and Merger Agreement will be considered for approval by COMSAT's shareholders at the corporation's annual meeting of shareholders scheduled for June 18, 1999.

     The Merger Agreement provides that as soon as practical after consummation of the Offer and the satisfaction or waiver of the conditions set forth therein, COMSAT will be merged with Acquisition Sub (the Merger). In the Merger, each share of COMSAT Common Stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of COMSAT Common Stock held by COMSAT, Purchaser or Lockheed Martin and dissenting shares, if any) will be converted into the right to receive one share of common stock, par value $1.00 per share, of Lockheed Martin (the Lockheed Martin Common Stock), after adjustment to give effect to a 2 for 1 stock split by Lockheed Martin effective December 31, 1998 and subject to possible further adjustment as provided in the Merger Agreement.

     Certain significant conditions to the consummation of the Merger include:
(i) the consummation of the Offer; (ii) the amendment of the Communications Satellite Act of 1962 (the Satellite Act); and (iii) the receipt of the approvals of the FCC and other governmental authorities required for the consummation of the Merger. In addition, the obligations of Lockheed Martin and Acquisition Sub to consummate the Merger are subject to there not being any fact or circumstance that would reasonably be expected to have a Significant Adverse Effect (as defined in the Merger Agreement) on COMSAT.

     On January 21, 1999, Representative Tom Bliley, Chairman of the House Committee on Commerce, and Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, sent a letter to William E. Kennard, Chairman of the FCC, urging the FCC not to take any action to permit any company (including Lockheed Martin and the Purchaser) to purchase more than 10 percent of COMSAT prior to Congress adopting satellite reform legislation. If the FCC, in deference to the position expressed in the letter, does not proceed with its review of Lockheed Martin's filings related to the Offer, or if the FCC's review does not otherwise proceed on the schedule Lockheed Martin anticipated, the Offer may not be completed in the first half of 1999, the time frame previously disclosed by Lockheed Martin and COMSAT as the time frame during which they expected the Offer to close. Further, if the FCC were to delay or slow its review, and if Congress does not make rapid progress on satellite reform legislation, the Offer may not be completed by September 18, 1999. If this occurs, under the terms of the Merger Agreement, either party may terminate the Merger Agreement. The parties may also elect not to avail themselves of that right or may elect to amend the Merger Agreement to extend this date. If Congress enacts legislation promptly, the Merger may be accelerated from the year-end date previously estimated by Lockheed Martin and COMSAT as the date by which they expected the Merger to close. Conversely, if the legislative process moves slowly, the Merger is unlikely to occur by year end. For information about recently introduced satellite reform legislation, see Legislative and Regulatory Developments below. No assurance can be given that the requisite legislation will be enacted. If legislation enabling the Merger is enacted, FCC approval of the Merger (in addition to the Authorized Carrier Conditions) will still be required. While it is expected that the FCC would act promptly on the matter following enactment of enabling legislation, the FCC's response time could affect the estimated time frame for closing the Merger.

     In connection with the execution of the Merger Agreement, the parties entered into certain ancillary agreements, including a Shareholders Agreement, a Registration Rights Agreement and a Carrier Acquisition Agreement. See Note 2 to the financial statements for a description of those agreements.

Restructuring of INTELSAT and Inmarsat

     Significant progress was made during 1998 and early 1999 with respect to the corporation's ongoing efforts to restructure INTELSAT and Inmarsat.

     On November 30, 1998, INTELSAT transferred six satellites (five currently in orbit and one scheduled to be launched during 1999) to New Skies Satellites N.V. (New Skies). New Skies, which is headquartered in the Netherlands, is an entirely separate, independent company spun off from INTELSAT.

     Prior to the transfer from INTELSAT to New Skies of the six satellites, the financial results related to those satellites were included in INTELSAT's financial statements. Since the corporation uses the proportionate method of accounting to account for its investment in INTELSAT, a portion of the financial results related to those satellites also was included in the corporation's financial results. COMSAT is using the cost method of accounting for its investment in New Skies. COMSAT's direct ownership of New Skies is approximately 16%. Under the cost method, COMSAT will recognize income only at the time dividends from New Skies are received. COMSAT does not anticipate that New Skies will declare dividends during 1999 and for some period of time thereafter. During 1998, the corporation's share of pre-tax earnings related to the satellites transferred to New Skies was approximately $3 million. As a result, CWS's 1999 pre-tax earnings will be lower by approximately this amount in the absence of other factors that may affect operating results in CWS. COMSAT continues to consolidate the remaining INTELSAT investment and recognizes its portion of INTELSAT's results of operations each reporting period. See Note 6 to the financial statements.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations licensees using INTELSAT satellites that were scheduled to be transferred to New Skies to file license modification applications by July 17, 1998 in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. In September 1998, a competitor of New Skies filed a petition asking the FCC to deny the applications or alternatively to grant the applicants special temporary authority to access New Skies for a limited period and to defer the question of permanent authority to a later date. COMSAT, New Skies, and several of the applicants opposed this petition. The FCC did grant special temporary authority to access New Skies following the November 30, 1998 asset transfer and indicated that it would act on the question of permanent authority once it had obtained a complete record. The corporation expects that such authority ultimately will be granted.

     At its meeting in December 1998, the INTELSAT Board of Governors continued its discussions on transforming the remaining portion of INTELSAT from a treaty-based, intergovernmental organization to a fully private company. The INTELSAT Board of Governors will continue this work at its meeting in March 1999. It is the corporation's objective to privatize the remaining portion of INTELSAT by the end of 2001. The corporation, as a minority shareholder and the U.S. Signatory to INTELSAT, lacks the ability to independently effect a restructuring of INTELSAT. The success of the corporation's efforts will depend on its ability to achieve a consensus among other signatories and participating member governments. A two-thirds vote of the governments that are members of INTELSAT would be necessary for approval of any final privatization proposal.

     In September 1998, the Inmarsat Assembly of Parties approved a plan to transfer the operating assets of the current Inmarsat intergovernmental organization to a new company. Inmarsat is expected to become an independent commercial company, based in the United Kingdom, in April 1999. While the new company initially would not be publicly traded, it is expected that it would proceed with an initial public offering within approximately 24 months after its creation. Individual ownership in the new company would be capped at 15%, although COMSAT's ownership in Inmarsat at the time of privatization would be grandfathered. COMSAT's ownership of Inmarsat was 22.2% as of December 31, 1998. COMSAT's voting rights, however, would be capped at 15% with respect to votes against certain shareholder resolutions. Prior to the public offering, owners are expected to be able to trade shares, and strategic investors may invest up to $500 million in equity in the new company.

     COMSAT signed the relevant Inmarsat restructuring agreements in February 1999. As a result, upon the transfer of Inmarsat's assets to the new company, COMSAT will be able to exercise its shareholder rights, as described in the preceding paragraph, and will continue to provide its current mobile satellite communications services using the satellites of the Inmarsat successor company.

     As with INTELSAT, COMSAT currently consolidates its shares of the accounts of Inmarsat. At the time of Inmarsat's privatization, the corporation will begin using the equity method of accounting for its 22.2% investment in the new company. Under the equity method, the corporation would include its proportionate share of the new company's operating results as part of the corporation's operating results. Currently, Inmarsat does not recognize income taxes in its financial results. The successor company to Inmarsat will be subject to income taxation in the jurisdiction in which it operates, the United Kingdom. In 1998 and prior years, the corporation reported its proportionate share of Inmarsat's operating results in revenues, operating expenses and other income (expense). As a result of the privatization of Inmarsat, the corporation expects to report in 1999 its share of Inmarsat's operating results, net of U.K. taxes, in other income (expense). The corporation does not anticipate that its use of the equity method of accounting for Inmarsat's results will affect its net operating results.

     The following table illustrates the effect of adoption of the equity method of accounting for the corporation's investment in Inmarsat on the corporation's consolidated balance sheet. The "As Reported" column reflects summary historical financial information for the corporation as of December 31, 1998. The "Proforma" column reflects similar summary unaudited proforma financial information assuming the equity method had been adopted as of December 31, 1998. The proforma information reflected is based upon the historical portion of Inmarsat's financial information included in the corporation's consolidated balance sheet as of December 31, 1998. In preparing the proforma consolidated balance sheet, the corporation's share of Inmarsat's assets and liabilities were removed from the respective financial captions (e.g., property and equipment or long-term debt) and reclassified as an investment in Inmarsat in the consolidated balance sheet. The proforma financial data is intended for informational and illustrative purposes only and should not be viewed as indicative of the future financial condition of the corporation on a consolidated basis.

In millions (Unaudited)
As of December 31, 1998                       As Reported            Proforma
-------------------------------------------------------------------------------
Assets
     Current assets                           $     199             $     199
     Property and equipment                       1,210                   954
     Investments                                    249                   434
     Other                                          133                   133
                                              ---------             ---------
       Total                                  $   1,791             $   1,720
                                              =========             =========

Liabilities and Stockholders' Equity
     Current liabilities                      $     141             $     137
     Long-term debt                                 447                   380
     Non-current liabilities                        344                   344
     Preferred securities issued by subsidiary      200                   200
     Stockholders' equity                           659                   659
                                              ---------             ---------
       Total                                  $   1,791             $   1,720
                                              =========             =========

Regulatory and Legislative Developments

     On April 24, 1998, the FCC granted the corporation's petition for reclassification as a non-dominant common carrier in markets that currently represent over 90% of CWS's revenues for INTELSAT services. For those markets, rate-of-return regulation was lifted immediately. On February 9, 1999, the FCC eliminated COMSAT's remaining rate-of-return regulation along thin routes in favor of COMSAT's incentive-based pricing plan. That plan will lower prices for customers on thin routes and, at the same time, ease the regulatory burden on the corporation in connection with its INTELSAT business. The FCC also adopted a procedure for reclassifying thin routes as competition increases to make them eligible for non-dominant treatment. The FCC's April 24, 1998 non-dominant order also granted the corporation's request to file tariffs for thick-route services on one day's notice with a presumption of lawfulness; tariffs for thin-route services must be filed on 14 days' notice but require only minimal cost support. The non-dominant order also granted the corporation's request for the elimination of the CWS structural separation requirements and gave CWS authority to enter the earth station market on an unseparated and non-dominant basis.

     On October 28, 1998, the FCC issued a separate notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end COMSAT's status as the exclusive provider of INTELSAT services in the United States. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest and acquire an ownership interest in INTELSAT) but does have the authority to require Level 3 direct access (by which users could contract directly with INTELSAT for capacity and bypass COMSAT). The FCC sought comments on its tentative conclusion that it would serve the public interest to mandate Level 3 direct access. The corporation filed comments contesting the basis for the FCC's proposed action. The imposition of direct access could have a substantial adverse impact on the corporation's financial condition and results of operations. The corporation, however, does not believe that the FCC has the current authority to grant direct access under the Satellite Act and would vigorously contest the exercise of such authority by the FCC.

     In October 1998, Congress passed, and the President subsequently signed, the International Anti-Bribery Act of 1998. The act provides that as of May 1, 1999, an international organization providing commercial satellite services will not be accorded immunity from suit or legal process in connection with its provision of such service, except as required by international agreements to which the United States is a party that are so designated by the President. The Act requires the President to designate those agreements which are subject to the exception and directs the President to take all appropriate actions to reduce or eliminate all privileges and immunities that are not preserved by designation. The corporation opposed prior versions of this legislation but supported it in the form ultimately passed by Congress. The corporation does not believe that enactment of this legislation will have a material effect on its business, because (i) Inmarsat is expected to be privatized before May 1, 1999, and (ii) the President is expected to designate the INTELSAT Headquarters Agreement an international agreement to which the United States is a party, thereby requiring the United States to continue to afford INTELSAT immunity from suit and legal process under the Act. The President has since delegated this designation authority to the Secretary of State.

     On February 4, 1999, Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, introduced the Open-market Reorganization for the Betterment of International Telecommunications (Orbit) Act (S. 376). COMSAT believes that S. 376, on the whole, represents a constructive approach to the privatization of INTELSAT and regulation of the corporation. Significantly, S. 376 would repeal the ownership restrictions on COMSAT stock upon enactment and eliminate other outdated provisions in the Satellite Act. The bill would not interfere with the ongoing privatization of Inmarsat, which is expected to be completed in April 1999. The corporation does have concerns with some provisions of the bill, including the 2002 target for full INTELSAT privatization and a requirement that the President withdraw the U.S. from this international organization if this privatization goal is not achieved. Although the corporation believes privatization of INTELSAT will be completed rapidly, United States withdrawal from INTELSAT in 2002, if privatization is not completed, would have a substantial adverse effect on the corporation's financial condition and results of operations.

     The House of Representatives is also expected to consider satellite privatization issues this year, most likely in the form of legislation being prepared by Representative Tom Bliley, Chairman of the House Committee on Commerce. At this time, Representative Bliley's timetable for revising and re-introducing his satellite bill passed by the House in the last Congress, which was entitled Communications Satellite Competition and Privatization Act of 1998 (H.R. 1872), is unclear. The corporation opposed H.R. 1872 because it contained provisions that, in the view of the corporation's management, would adversely affect the corporation's results of operations and the value of its shareholders' investments in the INTELSAT and Inmarsat satellite systems. The Clinton Administration opposed H.R. 1872 in testimony before the Senate Commerce Committee late last year.

World Systems

     CWS continues to be well positioned through its long-term agreements with major international carriers to provide cost-competitive services for bulk usage beyond the year 2000. In addition, CWS expects revenue growth from the provision of services in emerging markets, including the Internet, international VSAT, Asynchronous Transfer Mode (ATM) and Link One technology. CWS also expects to face increasing competition over the longer term from existing competitors and new market entrants (including New Skies).

     INTELSAT currently has five INTELSAT IX satellites on order. It is expected that they will be launched during 2000 to 2002. During 1998, INTELSAT successfully completed the placement in orbit of the remaining two INTELSAT VIII satellites. Two of the six INTELSAT VIII satellites were a part of the transfer of satellites to New Skies. The new INTELSAT VIII series satellites offer higher-power C-band capabilities to address various markets.

Mobile Communications

     CMC plans to continue to expand its service offerings and value-added products to meet anticipated growth in customers' needs. The increasing numbers of digital terminals with improved operating efficiency and reduced service charges are expected to make possible traffic growth in land mobile, small commercial and pleasure boat, and business traveler markets. CMC expects to continue to face increasing competition from existing Inmarsat service providers, other wireless communications services (including C-band), low earth orbit satellite systems (such as Iridium) and other potential market entrants.

COMSAT International

     CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in selected emerging markets. CI also plans to develop prospective international telecommunications opportunities that are consistent with its digital networking strategy. In this regard, CI will continue to target those rapidly growing markets where a significant number of CI's existing or targeted clients are located (or in which they intend to locate).

     On January 12, 1999, in response to increasing capital flight, the Brazilian government widened the controlled trading band on its currency, the Real. This created an initial devaluation of over 8% compared to the U.S. Dollar. As support for the currency continued to diminish, it was apparent that the Brazilian government needed to allow a "free-float," which occurred shortly thereafter. As a result, the Brazilian Real was devalued over 40% compared to the U.S. Dollar, and is no longer tied to a fixed trading range. It is expected that the continued instability of the Real, as well as the current economic climate within Brazil, will negatively impact growth and financial performance during 1999 in CI's operation in Brazil. In 1998, COMSAT Brazil was CI's largest operating company, accounting for approximately 40% of CI's revenues. In addition, Brazil's problems could have the potential for a "spill-over" effect into other Latin American markets in which CI has operations.

     CI faces certain operational risks inherent to the countries in which it operates. These risks are typical of emerging markets and include changes in government regulations and licensing requirements; tariffs, taxes, sanctions and other trade barriers; exchange controls; bureaucratic impediments; political, social and economic instability; inflation, devaluation, interest rate and exchange rate fluctuations. There can be no assurance that the current economic difficulties faced in Asia, Russia, Brazil and elsewhere, or any future economic difficulties, or any other risks enumerated above or otherwise, will not adversely impact CI's existing or prospective customers, thereby affecting CI's ability to generate revenues or otherwise having a material adverse affect on CI's financial results and condition.

Year 2000 Issue (Year 2000 Readiness Disclosure)

     The year 2000 issue is the result of existing computer programs that were written using two digits rather than four digits to define the applicable year (i.e., "98" for 1998). Certain of the corporation's computer programs that have
-----
date-sensitive software may not operate properly when the last two digits become "00," as will occur on January 1, 2000. To the extent that this situation exists, there is the potential for system failure or miscalculations, which could cause a disruption of operations. The problem is not limited to computer programs, as some of the corporation's computer and other operational equipment that have date-sensitive processors may not be able to process dates after December 31, 1999.

     In the second half of 1996, the corporation initiated a program to identify and properly address issues associated with the year 2000 problem in order to avoid interruption to the corporation's operations at the turn of the century. Each of the operating segments of the corporation, as well as the administrative functions, has completed the inventory and assessment phase of the year 2000 implementation plan and is currently implementing plans to remediate the non-compliant systems identified during these first two phases. The corporation presently believes that such changes to the corporation's key computer and other operational systems and equipment will be completed and tested by the end of the third quarter of 1999.

     The corporation's current estimate is that it will cost approximately $8 million prior to January 1, 2000 to modify its in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue. Of this amount, the corporation has spent $2.3 million, or approximately 30% of the projected amount, through December 31, 1998. Year 2000 modifications and replacements are based on management's current expectations and assumptions, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third-party modification plans. Future events that might cause material differences in management's current expectations and assumptions include, but are not limited to, the availability and cost of personnel with appropriate skills, the ability to locate and correct all relevant computer code, reliance on third parties and similar uncertainties.

     While the corporation is devoting substantial resources to its own year 2000 compliance effort, COMSAT, as well as other international telecommunications carriers, will be dependent, in part, on foreign and other third-party telecommunications carriers being year 2000 compliant. The financial impact on CWS and CMC of foreign or third-party telecommunications carriers failing to meet the year 2000 challenge would be realized in either of two ways: loss of revenue due to the inability to complete the up-link or down-link transmissions to or from a satellite and/or loss of the corporation's share of INTELSAT and Inmarsat revenues. In recognition of the financial exposure resulting from this dependency on foreign and third-party telecommunications carriers, the corporation has undertaken, as part of its year 2000 efforts, an analysis of the year 2000 compliance efforts of these telecommunications carriers. In addition to this analysis, the corporation is also utilizing the results of efforts undertaken by the International Telecommunication Union
(ITU). The corporation plans to develop contingency plans to deal with this issue depending on the results of its analysis and the year 2000 readiness status of individual telecommunications carriers.

     CWS derives in excess of 90% of its revenues under long-term contracts. Almost all of these revenues are dependent upon termination with a foreign telecommunication carrier. Even though these long-term contracts are not subject to termination as a result of the year 2000 issue, a significant portion of the expected future CWS revenues and COMSAT's share of INTELSAT revenues is generated from services between the United States and areas of the world that may be subject to service interruptions resulting from year 2000 readiness issues. In addition, CMC derives a significant portion of its revenues from services either originating or terminating outside of the United States. If the originating or terminating carrier is unable to initiate or terminate a call, CMC, directly and through its share of Inmarsat revenues, would be adversely affected by reduced revenues. It is not possible for the corporation to accurately quantify the amount, if any, of these exposures at this time.

     CI and the Labs rely on third-party vendor-provided and vendor-supported systems to provide products and services to their customers. CI and the Labs have sought, but have not yet received, final certification regarding year 2000 compliance from all of their third-party vendors. If it became necessary, a compliant product provided by a different supplier would be utilized to replace a non-compliant product.

                    ANALYSIS OF CONSOLIDATED BALANCE SHEETS

Assets

     The corporation's total assets at December 31, 1998 were $1.8 billion, as compared to $1.9 billion at December 31, 1997. Current assets at the end of 1998 were $199 million, $119 million lower than December 31, 1997. The declines in both current and total assets were primarily related to the decrease of $130 million associated with the net assets of discontinued operations, offset in part by the increase in cash and cash equivalents of $25 million.

     Property and equipment, net of depreciation, decreased $150 million during 1998, predominantly as the result of the transfer of satellites from INTELSAT to New Skies. See Note 6 to the financial statements. New Skies property has been reclassified to investments. Property and equipment additions amounted to $225 million for 1998. The increase in property and equipment was primarily related to additions related to CWS's share of INTELSAT's satellite program and investment in new communications property and equipment at CI.

     Investments increased $158 million during 1998, of which $143 million is related to the transfer of satellites from INTELSAT to New Skies.

Liabilities

     The corporation's total liabilities decreased during 1998 by $177 million. This was primarily the result of a decrease in commercial paper of $150 million. The corporation used the proceeds from the sale of CRSI to reduce short-term debt. See Note 3 to the financial statements.

            ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash from operating activities for 1998 was $323 million, compared to $169 million in 1997. In terms of continuing operations, cash from operating activities was $220 million, or $14 million better than 1997. CWS and CMC generated the majority of the corporation's cash from continuing operations. Cash provided from discontinued operations in 1998 was $103 million, which primarily reflects proceeds related to the sale of CRSI. During 1998, the corporation made interest payments, net of amounts capitalized, of $37 million and received income tax refunds of $2 million.

     During 1998, the corporation used $166 million in investing activities, a 25% decrease as compared to 1997. The 1998 purchases of property and equipment occurred primarily in CWS and CI, as the corporation continued to make capital investments equal to its share of INTELSAT's satellite programs and purchased communications property and equipment predominantly in CI's Latin American companies. The corporation expects to make additional investments in property and equipment in 1999 at approximately the same level as 1998.

     Net cash used in financing activities during 1998 was $132 million, as compared to net cash provided in 1997 of $50 million. During 1998, proceeds from the sale of CRSI contributed significantly to the $150 million reduction in short-term debt. The corporation paid dividends of $0.05 per share for each quarter of 1998.

Liquidity and Capital Resources

     The corporation's working capital at December 31, 1998 was $58 million, an increase of $37 million from December 31, 1997. The increase in working capital during 1998 was primarily the result of a decrease in commercial paper of $150 million and an increase in cash of $25 million, partially offset by the reduction in net assets of discontinued operations of $130 million from the sale of CRSI. The corporation reduced short-term debt primarily with the proceeds from the sale of CRSI. See Note 3 to the financial statements. Cash from operating activities in 1999 will be used to fund growth and to finance working capital needs.

     The corporation has access to short-term and long-term financing at favorable rates. The corporation's current long-term debt ratings are A- from Standard and Poor's and A3 from Moody's. The corporation's current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. Following the announcement of the Merger Agreement with Lockheed Martin, both Standard and Poor's and Moody's placed their ratings on the corporation's long-term debt under review for possible downgrades. The downgrades would take effect as a result of merging the corporation with a lower-rated parent company. The ratings for commercial paper are not under review at this time. The current ratings on the Monthly Income Preferred Securities issued by COMSAT Capital I, L.P. are BBB from Standard and Poor's and A3 from Moody's.

     The corporation's $200 million commercial paper program had no borrowings outstanding at December 31, 1998. A $200 million credit agreement, expiring at
the end of 1999, backs up the corporation's commercial paper program.   This
credit agreement has a one-year option to extend its term to December 31, 2000. The corporation had $36 million remaining under a $100 million medium-term note program at December 31, 1998. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     The corporation's capital structure and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. Under the currently approved FCC guidelines, the corporation is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The corporation was in compliance with the guidelines at December 31, 1998, with a long-term debt to total capital ratio of 40.4%, no short-term debt outstanding other than $15 million of current maturities of long-term debt, and an interest coverage ratio of 2.7 to 1. If the corporation were to fail to satisfy one or more of the FCC guidelines, the corporation would be required to seek advance FCC approval of future financing activities on a case-by-case basis.

Item 7a:  Quantitative and Qualitative Disclosures About Market Risk

     The corporation does not hold or issue derivative financial instruments. The corporation finances its operations and manages its interest rates through a combination of its short-term commercial paper, fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowings under the corporation's short-term commercial paper program will expose the corporation's operating results to changes in short-term rates. At December 31, 1998, no commercial paper was outstanding.

     As of December 31, 1998, the fair value of the corporation's fixed-rate, long-term debt was $414,632,000. Assuming a 10% increase in interest rates, the fair value of the corporation's fixed-rate, long-term debt would be $407,016,000. Likewise, assuming a 10% decrease in interest rates, the fair value of the corporation's fixed-rate, long-term debt would be $422,452,000.

     Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay Pounds Sterling. The Pounds Sterling borrowed were swapped for U.S. Dollars with an agreement to exchange the Dollars for Pounds Sterling in order to meet the future lease payments. Inmarsat pays interest on the Dollars at an average rate of 8.8%, and Inmarsat receives variable interest on the Sterling amounts based on short-term LIBOR rates. At December 31, 1998, Inmarsat had $321,433,000 of swaps to be exchanged for L211,474,000 at various dates through 2007. The corporation's share of the estimated fair value of these swaps is an unrealized gain of $8,214,000 at December 31, 1998. The fair value was estimated by computing the present value of the Dollar obligation using current rates available for debt with similar terms and the current value of the Sterling at year-end exchange rates. Assuming a 10% increase in the interest rates, the estimated unrealized gain would increase by $1,797,000. Assuming a 10% decrease in the interest rates, the estimated unrealized gain would decrease by $1,869,000.

     CI conducts its operations primarily through majority-owned and wholly-owned subsidiaries. The corporation has financed CI's subsidiaries through capital contributions. CI's largest subsidiaries utilize the local currency as their functional currency. Therefore, fluctuations in exchange rates relative to the U.S. Dollar, primarily those related to the Brazilian Real, are recorded as cumulative translation adjustments as a component of stockholders' equity. Fluctuations in exchange rates relative to the U.S. Dollar have not had a material impact on the corporation's cash flows or results of operations.

Item 8:   Financial Statements and Supplementary Data



REPORT OF INDEPENDENT AUDITORS



To the Shareholders of
COMSAT Corporation:

We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
Washington, D.C.
February 18, 1999

                      COMSAT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996

In thousands, except per share amounts                                1998       1997       1996
--------------------------------------------------------------------------------------------------
Revenues                                                            $616,469   $562,651   $545,100
                                                                  ----------   --------   --------
Operating expenses:
  Cost of services                                                   284,053    263,934    247,120
  Depreciation and amortization                                      219,883    184,206    155,296
  Research and development                                             7,914      9,296     11,518
  General and administrative                                          25,592     23,247     23,941
  Impairment of long-lived assets                                     14,000          -          -
  Merger costs                                                         5,525          -          -
                                                                  ----------   --------   --------
Total operating expenses                                             556,967    480,683    437,875
                                                                  ----------   --------   --------

Operating income                                                      59,502     81,968    107,225

Other income (expense), net                                           12,518      4,245     (7,409)
Interest costs                                                       (44,502)   (51,426)   (50,455)
Interest capitalized                                                   4,690      9,394     15,760
                                                                  ----------   --------   --------

Income from continuing operations before taxes and
 extraordinary item                                                   32,208     44,181     65,121

Income tax expense                                                     5,791     15,613     28,924
                                                                  ----------   --------   --------

Income from continuing operations before extraordinary item           26,417     28,568     36,197

Discontinued operations, net of tax                                        -    (89,068)   (27,575)
                                                                  ----------   --------   --------

Income (loss) before extraordinary item                               26,417    (60,500)     8,622

Extraordinary loss from early extinguishment of debt, net of tax           -     (3,946)         -
                                                                  ----------   --------   --------

Net income (loss)                                                   $ 26,417   $(64,446)  $  8,622
                                                                  ==========   ========   ========

Earnings (loss) per common share - basic:
  Income from continuing operations before extraordinary item       $   0.51   $   0.58   $   0.76
  Discontinued operations                                                  -      (1.82)     (0.58)
  Extraordinary loss                                                       -      (0.08)         -
                                                                  ----------   --------   --------
  Net income (loss)                                                 $   0.51   $  (1.32)  $   0.18
                                                                  ==========   ========   ========

Earnings (loss) per common share - assuming dilution:
  Income from continuing operations before extraordinary item       $   0.50   $   0.57   $   0.74
  Discontinued operations                                                  -      (1.78)     (0.56)
  Extraordinary loss                                                       -      (0.08)         -
                                                                  ----------   --------   --------
  Net income (loss)                                                 $   0.50   $  (1.29)  $   0.18
                                                                  ==========   ========   ========


The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

In thousands                                                                   1998            1997
------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                 $   30,795      $    5,757
  Receivables                                                                  131,052         147,621
  Deferred income taxes                                                          7,911           7,469
  Other                                                                         16,243          14,918
  Net assets of discontinued operations                                         12,964         142,484
                                                                            ----------    ------------
  Total current assets                                                         198,965         318,249
                                                                            ----------    ------------

Property and equipment                                                       1,209,462       1,359,293
Investments                                                                    249,064          91,543
Other assets                                                                   133,307         125,690
                                                                            ----------    ------------
  Total assets                                                              $1,790,798      $1,894,775
                                                                            ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                                      $   14,962      $   13,785
  Commercial paper                                                                   -         149,506
  Accounts payable and accrued liabilities                                      88,297          89,772
  Due to related parties                                                        30,424          34,664
  Other                                                                          7,119           8,919
                                                                            ----------    ------------
  Total current liabilities                                                    140,802         296,646
                                                                            ----------    ------------

Long-term debt                                                                 446,832         461,960
Deferred income taxes                                                          127,351         112,226
Deferred investment tax credits                                                  6,158           9,523
Accrued post-retirement benefit costs                                           48,923          49,246
Other long-term liabilities                                                    161,692         178,903
Commitments and contingencies (notes 10, 11 & 15)                                    -               -
Preferred securities issued by subsidiary                                      200,000         200,000

Stockholders' equity:
  Common stock, without par value, 100,000 shares authorized,
   52,713 shares issued in 1998 and 50,197 in 1997                             430,537         366,901
  Preferred stock, 5,000 shares authorized, no shares issued or outstanding
  Retained earnings                                                            242,809         226,785
  Treasury stock, at cost, 80 shares in 1998 and 141 in 1997                    (3,109)         (1,758)
  Unearned compensation                                                         (4,652)         (4,739)
  Accumulated other comprehensive loss                                          (6,545)           (918)
                                                                            ----------    ------------
  Total stockholders' equity                                                   659,040         586,271
                                                                            ----------    ------------
  Total liabilities and stockholders' equity                                $1,790,798      $1,894,775
                                                                            ==========    ============

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996

In thousands                                                             1998        1997        1996
-------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                                     $  26,417   $ (64,446)  $   8,622
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
  Depreciation and amortization                                         219,883     184,206     155,296
  Impairment of long-lived assets                                        14,000           -           -
  Loss from discontinued operations                                           -      89,068      27,575
  Gain on sale of investments                                           (14,635)     (1,987)     (2,722)
  Gain on sale of land                                                        -      (7,261)          -
  Extraordinary loss from early extinguishment of debt                        -       3,946           -
Changes in assets and liabilities:
  Receivables and other current assets                                   (6,890)      3,953     (12,539)
  Current liabilities                                                    21,441      (4,709)     34,935
  Non-current liabilities                                               (38,516)      1,665      15,770
Other                                                                    (1,749)      1,165       4,814
                                                                    -----------   ---------   ---------
Net cash provided by continuing operations                              219,951     205,600     231,751
Net cash provided (used) by discontinued operations                     102,769     (36,865)    (35,009)
                                                                    -----------   ---------   ---------
Net cash provided by operating activities                               322,720     168,735     196,742
                                                                    -----------   ---------   ---------

Investing activities:
Purchase of property and equipment                                     (187,838)   (254,291)   (267,279)
Investments in unconsolidated businesses                                 (6,202)    (19,950)    (59,923)
Proceeds from sale of land                                                    -       9,293           -
Proceeds from note on sale of investments                                     -      19,097           -
Proceeds from sale of investments                                        19,871       9,060      26,076
Satellite insurance proceeds                                              8,024           -      54,443
Decrease (increase) in INTELSAT ownership                                  (689)     23,232      (1,238)
Decrease in Inmarsat ownership                                            5,999         213       5,746
Other                                                                    (5,113)     (7,704)      8,328
                                                                    -----------   ---------   ---------
Net cash used in investing activities                                  (165,948)   (221,050)   (233,847)
                                                                    -----------   ---------   ---------
Financing activities:
Net short-term borrowings (repayments)                                 (149,506)    131,513      17,993
Repayments against company-owned life insurance policies                    (64)     (3,962)    (51,443)
Common stock issued                                                      46,453      20,398      13,837
Repayment of long-term debt                                             (13,760)   (114,903)     (9,848)
Payment of satellite performance incentives                              (4,464)          -           -
Cash dividends paid                                                     (10,393)    (16,975)    (37,698)
Proceeds from Clarksburg financing                                            -      34,342           -
                                                                    -----------   ---------   ---------
Net cash provided (used) by financing activities                       (131,734)     50,413     (67,159)
                                                                    -----------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                     25,038      (1,902)   (104,264)
Cash and cash equivalents, January 1                                      5,757       7,659     111,923
                                                                    -----------   ---------   ---------
Cash and cash equivalents, December 31                                $  30,795   $   5,757   $   7,659
                                                                    ===========   =========   =========

Supplemental cash flow information:
  Interest paid, net of amount capitalized                            $  36,807   $  39,732   $  29,519
  Income taxes paid (refunded)                                           (1,676)     11,404       1,945
    Non-cash property additions:
        Inmarsat satellites                                               2,493       5,403       5,602
        Satellite performance incentives                                 34,397           -           -
  Distribution of Ascent Entertainment Group, Inc. shares                     -     194,633           -

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                          Accumulated
                                                                                                             Other
                                   Shares    Shares      Common    Treasury    Retained     Unearned     Comprehensive
          In thousands             Issued  Outstanding   Stock      Stock      Earnings   Compensation   Income (loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995       48,612       47,755  $324,074    $(9,020)  $ 533,238        $(5,484)       $ (3,375)    $839,433
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                                    8,622                                       8,622
    Unrealized gain on
     securities (net of tax of
     $3,916)                                                                                                     7,118        7,118
    Foreign currency translation
     (net of tax of $0)                                                                                            924          924
    Minimum pension liability
     (net of tax of $223)                                                                                          383          383
                                                                                                                           ---------
    Total comprehensive income                                                                                               17,047
Cash dividends                                                                  (37,698)                                    (37,698)
Stock awards and options, 401(k)
 and employee
    stock purchase plan               398          986    12,862      6,014                        468                       19,344
Other                                  80           80     3,755                 (1,323)         1,259                        3,691
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996       49,090       48,821   340,691     (3,006)    502,839         (3,757)          5,050      841,817
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
    Net loss                                                                    (64,446)                                    (64,446)
    Unrealized loss on
     securities (net of tax
     benefit
        of $2,997)                                                                                              (5,411)      (5,411)
    Foreign currency translation
     (net of tax of $0)                                                                                         (1,515)      (1,515)
    Minimum pension liability
     (net of tax of $553)                                                                                          958          958
                                                                                                                           ---------
    Total comprehensive loss                                                                                                (70,414)
Cash dividends                                                                  (16,975)                                    (16,975)
Distribution of Ascent
 Entertainment
  Group Inc. shares                                                            (194,633)
Stock awards and options, 401(k)
 and employee
    stock purchase plan             1,027        1,155    24,296      1,248                       (982)                      24,562
Other                                  80           80     1,914                                                              1,914
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       50,197       50,056   366,901     (1,758)    226,785         (4,739)           (918)     586,271
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                                   26,417                                      26,417
    Unrealized gain on
     securities (net of tax of
     $5,985)                                                                                                    11,072       11,072
    Foreign currency translation
     (net of tax of $3,158)                                                                                    (14,380)     (14,380)
    Minimum pension liability
     (net of tax benefit
       of $1,414)                                                                                               (2,319)      (2,319)
                                                                                                                           ---------
    Total comprehensive income                                                                                               20,790
Cash dividends                                                                  (10,393)                                    (10,393)
Stock awards and options, 401(k)
 and employee
    stock purchase plan             2,474        2,535    62,232     (1,351)                        87                       60,968
Other                                  42           42     1,404                                                              1,404
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       52,713       52,633  $430,537    $(3,109)  $ 242,809        $(4,652)       $ (6,545)    $659,040
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. Accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the corporation) have been consolidated. Significant intercompany transactions have been eliminated.

     The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite Organization (INTELSAT) and the International Mobile Satellite Organization (Inmarsat). The corporation's ownership interests in INTELSAT and Inmarsat are based primarily on the corporation's usage of these systems. As of December 31, 1998, the corporation owned 18.0% of INTELSAT and 22.2% of Inmarsat.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that directly affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used in determining the loss on disposal of discontinued operations and in accounting for long-term contracts, allowance for doubtful accounts, depreciation and amortization, employee benefit plans, taxes, litigation, and contingencies.

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

     Evaluation of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the corporation evaluates the potential impairment of long-lived assets, including goodwill, based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1998.

     Marketable Securities. The corporation's marketable securities are categorized as available-for-sale securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected, net of tax, as a separate component of accumulated other comprehensive income (loss) until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

     Other Assets. The cash surrender values of life insurance policies (net of loans) totaling $97,529,000 and $86,597,000 at December 31, 1998 and 1997,
     respectively, are included in "Other assets." "Other income (expense), net" on the income statement includes $3,185,000, $3,379,000 and $3,351,000 from the increases in the cash surrender values of these policies in 1998, 1997 and 1996, respectively.

     Foreign Currency Translation. Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in the income statement.

     Stock-Based Compensation. The corporation accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Cash Flow Information. The corporation considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Statement Presentation. Certain prior period amounts have been reclassified to conform with the current year's presentation.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The corporation will adopt SFAS No. 133 in the first quarter of 2000. The corporation is evaluating the effect that implementation of SFAS No. 133 will have on its consolidated financial statements.

2.   AGREEMENT AND PLAN OF MERGER WITH LOCKHEED MARTIN CORPORATION

     On September 18, 1998, COMSAT entered into an Agreement and Plan of Merger (the Merger Agreement) with Lockheed Martin Corporation (Lockheed Martin) and Deneb Corporation (Acquisition Sub), a wholly-owned subsidiary of Lockheed Martin. Under the terms of the Merger Agreement, Lockheed Martin has agreed to acquire all of the outstanding common stock, no par value, of COMSAT (the COMSAT Common Stock) in a two-step transaction.

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

     Certain significant conditions to the consummation of the Offer include:
     (i) there being validly tendered and not withdrawn prior to the expiration date of the Offer at least one-third of the outstanding shares of COMSAT Common Stock; (ii) the approval by COMSAT shareholders of the Merger and the Merger Agreement; and (iii) the receipt of all required regulatory consents and approvals, including the Purchaser having been authorized by the Federal Communications Commission (FCC) to acquire up to 49% of the COMSAT Common Stock and expiration of all waiting periods under applicable antitrust laws. The Purchaser's obligation to consummate the Offer also is subject to there not being any fact or circumstance that would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on COMSAT or a decline in the Standard & Poor's 500 Index of at least 27% from date of the Merger Agreement through specified measurement dates.

     The Merger Agreement also provides that, as soon as practical after consummation of the Offer and the satisfaction or waiver of the conditions set forth therein, COMSAT will be merged with Acquisition Sub (the Merger). In the Merger, each share of COMSAT Common Stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of COMSAT Common Stock held by COMSAT, Purchaser or Lockheed Martin and dissenting shares, if any) will be converted into the right to receive, as adjusted, one share of common stock, par value $1.00 per share, of Lockheed Martin. The exchange ratio in the merger remains subject to further adjustment in the event of certain changes in the capitalization of Lockheed Martin.

     Certain significant conditions to the consummation of the Merger include:
     (i) the consummation of the Offer, (ii) the amendment of the Communications Satellite Act of 1962 (the Satellite Act), and (iii) the receipt of the approvals of the FCC and other governmental authorities required for the consummation of the Merger. In addition, the obligations of Lockheed Martin and Acquisition Sub to consummate the Merger are subject to there not being any fact or circumstance that would reasonably be expected to have a Significant Adverse Effect (as defined in the Merger Agreement).

     In connection with the execution of the Merger Agreement, the parties entered into certain ancillary agreements dated as of September 18, 1998. COMSAT entered into a Shareholders Agreement with Lockheed Martin (the Shareholders Agreement), pursuant to which, upon the consummation of the Offer, COMSAT will take all actions necessary to cause the three individuals selected by Lockheed Martin to be elected to the Board of Directors of COMSAT and appointed to certain committees of the Board of Directors of COMSAT. Pursuant to the Shareholders Agreement, COMSAT agreed not to amend or repeal the provisions of its bylaws that permit any three directors to call a special meeting of the Board of Directors or otherwise amend its Articles of Incorporation or bylaws in a manner that would adversely affect the rights of Lockheed Martin under the Shareholders Agreement or the Registration Rights Agreement (described below). The Shareholders Agreement also provides that, in the event that the Merger is not consummated, COMSAT will cause its Board of Directors to amend COMSAT's Articles of Incorporation to eliminate the transfer restrictions contained in Section 5.03(c) thereof and to recommend such amendment to the shareholders of COMSAT for their approval. The Shareholders Agreement contains other restrictions on Lockheed Martin with respect to its ownership of COMSAT Common Stock.

     In addition, COMSAT and Lockheed Martin entered into the Registration Rights Agreement dated as of September 18, 1998 (the Registration Rights Agreement), pursuant to which, assuming that the Purchaser acquired shares of COMSAT Common Stock in the Offer and that the Merger is not consummated, Lockheed Martin has certain demand and piggy-back registration rights to cause COMSAT to prepare and file registration statements under the Securities Act of 1933, as amended, to register shares of COMSAT Common Stock held by Lockheed Martin.

     In order to facilitate consummation of the Offer and the Merger, COMSAT also entered into a Carrier Acquisition Agreement with Lockheed Martin, the Purchaser and COMSAT Government Systems, Inc. (CGSI), a wholly-owned subsidiary of COMSAT, pursuant to which CGSI will be merged with and into Purchaser as soon as practical following the satisfaction or waiver of the conditions set forth in the Carrier Acquisition Agreement, or on such other date as the parties may agree, but in all events prior to the consummation of the Offer. In the Carrier Acquisition, the Purchaser will acquire the common carrier telecommunications business of CGSI.

     In connection with the execution of the Merger Agreement, COMSAT adopted the Retention Bonus Plan. The Retention Bonus Plan generally provides retention bonuses to certain key employees who remain employed by COMSAT (or incur a termination of employment, as defined) through specified dates subsequent to September 18, 1998. Merger costs include compensation expense associated with the Retention Bonus Plan, investment banking fees and fees for other professional services incurred in 1998.

3.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc. (Ascent), its former entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its former manufacturing subsidiary, as discontinued operations in the second quarter of 1997.

     The income (loss) from discontinued operations, net of tax, for Ascent and CRSI for the two years ended December 31, 1997, is summarized below:

     In thousands      1997       1996
     ------------    --------- ---------
     Ascent          $(29,068)  $(28,148)
     CRSI             (60,000)       573
                     ---------  --------
     Total           $(89,068)  $(27,575)
                     =========  ========

     Ascent Entertainment Group, Inc.
     --------------------------------

     The corporation distributed its 80.67% interest in Ascent through a tax-free dividend to shareholders on June 27, 1997. COMSAT shareholders of record on June 19, 1997 received 0.4888 of a share of Ascent common stock for each share of COMSAT common stock owned. The tax-free dividend of $194,633,000 was recorded as a reduction of COMSAT's consolidated retained earnings.

     Prior to being accounted for as a discontinued operation, Ascent reported revenues of $177,481,000 and $258,120,000 in 1997 and 1996, respectively.
     Ascent's loss from operations was $17,779,000 (net of a $5,047,000 tax benefit) in 1997 and $28,148,000 (net of a $10,637,000 tax benefit) in 1996. The loss on disposal of Ascent in 1997 was $11,289,000 (including a tax expense of $2,194,000).

     COMSAT RSI, Inc.
     ----------------

     On February 25, 1998, the corporation sold substantially all of the assets of CRSI Acquisition, Inc., d/b/a COMSAT RSI Jefa Wireless Systems (JEFA), a wholly-owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business, in a separate transaction. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4,663,000 to the purchaser, net of a working capital adjustment at closing.

     On June 25, 1998, the corporation completed the sale of substantially all of CRSI to a subsidiary of TBG Industries, Inc. for cash proceeds of $111,864,000, after adjusting for changes in inter-company loans and advances.

     In connection with the sale of CRSI and JEFA, the corporation and respective purchasers agreed to indemnify the other against certain losses. In the case of the CRSI sale, the corporation's indemnification obligations are generally limited to losses incurred in excess of an agreed threshold amount ($6,700,000) and are capped at a maximum agreed threshold amount ($28,000,000) in respect of claims made within an agreed survival period (generally, approximately two years). In certain instances, however, the corporation's indemnification obligations are not subject to those limitations.

     Certain of CRSI's assets were excluded from the sale, including Electromechanical Systems, Inc. (EMS) and CRSI's 53% ownership interest in Plexsys International Corporation (Plexsys). EMS's revenues and income were not material to the corporation's consolidated operating results.

     Plexsys ceased doing business on July 1, 1998. The corporation has written-off its investment in Plexsys and certain amounts owed to it by Plexsys. Such amounts were included in the corporation's 1997 loss from discontinued operations. COMSAT also retained and is completing a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia (the Green Bank contract). The corporation also has retained a claim against the prime contractor to recover $29,000,000 in costs incurred in performing the Green Bank contract, which are in excess of the original contract value. The prime contractor has filed a counterclaim seeking $12,900,000 million in damages for delay. The claim and counterclaim are currently in arbitration. There can be no assurance that the corporation will be successful in collecting all or any portion of this claim.

     The loss upon disposition of discontinued operations is based upon management's best estimates of the estimated costs to complete the Green Bank contract, the amount to be realized from the $29,000,000 Green Bank contract arbitration claim, potential indemnification claims and other costs related to the discontinued operations. These estimates could change as additional costs are incurred to complete the Green Bank contract, upon resolution of the arbitration and upon resolution of other matters related to the CRSI discontinued operations.

     Prior to being accounted for as a discontinued operation, CRSI reported revenues of $121,291,000 in 1997 and $217,183,000 in 1996. CRSI's income was $207,000 (net of a $46,000 tax expense) and $573,000 (net of a $232,000 tax expense) in 1997 and 1996, respectively. The estimated loss on disposal of CRSI in 1997 was $60,207,000 (net of a $19,926,000 tax benefit).

     The net assets of the CRSI discontinued operations totaled $142,484,000 at December 31, 1997 and included the following components: current assets of $181,456,000, non-current assets of $46,860,000, current liabilities of $33,212,000, non-current liabilities of $3,116,000 and a reserve for estimated loss on disposal of $49,504,000.

     The net assets of CRSI remaining at December 31, 1998 amount to $15,016,000 and primarily consist of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for estimated loss on disposal. In addition to the net assets reported as current of $12,964,000, $2,052,000 is included in "Other assets."

4.    RECEIVABLES
      Receivables consisted of:

      In thousands                                         1998       1997
      ------------                                      ---------- ---------
      Commercial receivables                             $108,738   $120,320
      Receivables under long-term contracts:
        U.S. Government:
            Amounts billed                                  7,375      5,991
            Unbilled costs and accrued profits              9,505      9,577
        Commercial customers:
            Amounts billed                                  5,177      4,197
            Unbilled costs and accrued profits              2,675        239
      Related party receivables                             4,836      6,422
      Other                                                 9,869     15,610
                                                         --------   --------
      Total                                               148,175    162,356
      Less allowance for doubtful accounts                (17,123)   (14,735)
                                                         --------   --------
      Net                                                $131,052   $147,621
                                                         ========   ========

     Unbilled amounts represent accumulated costs and accrued profits that will be billed at future dates in accordance with contract terms and delivery schedules. The 1998 Unbilled receivables are expected to be billed within one year.

     In January 1997, the corporation sold its 19.66% interest in Philippine Global Communications, Inc. (PhilCom) for cash and a collaterized note receivable totaling $34,292,000. At December 31, 1997, the remaining note receivable balance of $12,731,000 was to have been paid in two payments during 1998 and is recorded above in other receivables. In the third quarter of 1998, the note was amended so that the balance would be paid in installments with interest through June 2000. The corporation received a $1,000,000 principal payment in August 1998 and a $1,000,000 payment of principal and interest in January 1999. At December 31, 1998, the note's current balance of $6,930,000 is included in "other receivables" in the table above, and the non-current portion of $4,524,000 is recorded in "Other assets."

5.    PROPERTY AND EQUIPMENT

      Property and equipment includes the corporation's shares of INTELSAT and Inmarsat property and equipment.

      In thousands                                     1998        1997
      ------------                                 -----------   -----------
      Property and equipment at cost:
         Satellites                                $ 1,601,832   $ 1,695,352
         Furniture, fixtures and equipment             737,915       595,812
         Buildings and improvements                    107,772       108,635
         Land                                            3,246         3,244
                                                   -----------   -----------
         Total                                       2,450,765     2,403,043
         Less accumulated depreciation              (1,298,336)   (1,161,242)
                                                   -----------   -----------
         Net property and equipment in service       1,152,429     1,241,801

      Property and equipment under construction:
         INTELSAT satellites                            37,393        88,540
         Inmarsat third-generation satellites                -         5,353
         Other                                          19,640        23,599
                                                   -----------   -----------
         Total                                     $ 1,209,462   $ 1,359,293
                                                   ===========   ===========

     Satellites include construction costs, launch costs, direct development costs, insurance costs, satellite performance incentive payments and capitalized interest. Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment generally are: satellites, 10 to 13 years; furniture, fixtures and equipment, 3 to 15 years; buildings and improvements, 3 to 40 years.

     Change in Satellite Accounting Policies. Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of satellites lost at launch or in orbit. Such costs will be expensed in the period in which the satellite is lost at launch or experiences a total failure in orbit. Previously, the cost of failed satellites was amortized over their original useful lives. Partial in-orbit failures will be evaluated for impairment according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of." Also effective January 1, 1998, the corporation changed its accounting policy with respect to satellite performance incentive payments paid to manufacturers to capitalize the net present value of such costs as a component of the cost of the satellite. Previously, certain of these payments were expensed as paid. These changes did not have a material effect on the corporation's financial statements.

     Satellite Insurance Proceeds. The INTELSAT 801 satellite suffered damage during in-orbit testing following its launch in the first quarter of 1997. Although the satellite's operational capability has not been diminished, its depreciable life has been shortened from 10 years to 8 years. Under the terms of its satellite insurance policy, the corporation received insurance proceeds of $8,024,000 in the third quarter of 1998 and, correspondingly, reduced the book value of the satellite.

     On February 14, 1996, the launch of the INTELSAT 708 satellite failed. The corporation's share of the satellite's cost was fully insured. Insurance proceeds totaling $54,443,000 were received in the second quarter of 1996.

     Sale of Land. In September 1997, COMSAT sold its Clarksburg, Maryland office building and the surrounding land for $45,750,000 in an all-cash transaction. A gain of $7,261,000 was recognized on the sale of land and is reported in "Other income (expense), net" on the income statement. The corporation also entered into a 10-year lease agreement with the new owner to continue occupying the office building, which principally houses COMSAT Laboratories. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The sale-leaseback of the office building has been accounted for as a financing due to COMSAT's continuing involvement as the lessor of floor space in the building to non-COMSAT tenants. As a result, the historical cost of the building remains in property and will be depreciated over the 10-year lease term.

     A financing obligation of $36,219,000, representing the proceeds received for the building, was recorded at the time of sale. This obligation is being amortized as the lease payments are made. The net present value at December 31, 1998 totals $33,612,000, of which $2,078,000 is reflected in other current liabilities and the remainder in other long-term liabilities.

     At December 31, 1998, the future lease payments pursuant to the sale-leaseback are $4,707,000 in 1999, $5,273,000 in 2000, $5,418,000 in 2001,
     $5,567,000 in 2002, $5,720,000 in 2003 and $22,869,000 thereafter.


6.   INVESTMENTS

     Investments as of December 31, 1998 and 1997 are as follows:

                                                        Unrealized
                                                          Holding
     In thousands                               Cost       Gain      Total
     -----------------------------------------------------------------------


     Available-for-sale equity securities:
          ICO                                 $ 41,189     $ 1,239  $ 42,428
          Other                                  6,376      18,444    24,820
                                              --------     -------  --------
          Total                                 47,565      19,683    67,248
                                              --------     -------  --------
     Cost investments:
          New Skies                            142,587           -   142,587
          ICO                                   29,484           -    29,484
          Other                                  9,298           -     9,298
                                              --------     -------  --------
          Total                                181,369           -   181,369
     Equity investees                              447           -       447
                                              --------     -------  --------
     Total                                    $229,381     $19,683  $249,064
                                              ========     =======  ========


     In thousands                             Cost      Gain        Total
     -----------------------------------------------------------------------
     1997
     ----
     Available-for-sale equity securities:    $ 10,583     $ 2,626  $ 13,209
                                              --------     -------  --------
     Cost investments:
          ICO                                   71,784           -    71,784
          Other                                  6,481           -     6,481
                                              --------     -------  --------
          Total                                 78,265           -    78,265
     Equity investees                               69           -        69
                                              --------     -------  --------
     Total                                    $ 88,917     $ 2,626  $ 91,543
                                              ========     =======  ========

     New Skies. Effective November 30, 1998, INTELSAT transferred five operational satellites, plus a sixth which is currently under construction, to New Skies Satellites N.V. (New Skies). New Skies is a commercial company which was created by INTELSAT in March 1998.

     As a result of INTELSAT's transfer of the satellites, plus working capital, the corporation has reclassified $146,826,000 from property and equipment and $4,239,000 from liabilities to establish its $142,587,000 investment in New Skies. The corporation owns 16.6% of New Skies and will account for this investment using the cost method.

     Had New Skies been formed as of January 1, 1998, and the satellites been transferred to New Skies at that time, the corporation's unaudited proforma consolidated revenues, operating income and net income for 1998 would have been $597,330,000, $56,713,000 and $24,868,000, respectively.

     ICO. During 1998, ICO Global Communications (Holdings) Limited (ICO) conducted an initial public offering. As a result, the corporation's direct investment in ICO is now treated as an available-for-sale equity security. In addition, the corporation has an indirect investment in ICO through its ownership of Inmarsat. Due to certain lock-up provisions associated with the initial public offering, 85% of the ICO shares held by Inmarsat did not qualify as a marketable security at December 31, 1998; therefore, 85% of the corporation's share of Inmarsat's investment in ICO is presented as a cost investment and the balance is classified as available-for-sale.

     In December 1998, ICO paid the corporation $4,500,000 to settle a dispute between the two companies. In exchange for this payment, the corporation transferred operation of ICO's Satellite Access Node facility in the United States back to ICO and waived the non-exclusive distribution rights it received under its 1995 stock subscription agreement with ICO. Net of costs associated with transferring the facility, the corporation recognized income of $4,303,000 from the settlement. This income is recorded in "Other income (expense), net" on the income statement.

     In December 1996, the corporation reduced its direct investment in ICO by selling 777,701 of its shares to other ICO shareholders for $29,941,000. The corporation recognized a gain of $2,722,000 that is included in "Other income (expense), net" on the income statement.

     Realized Gains (Losses). The corporation realized gains of $14,635,000 and $1,987,000 from the sale of marketable equity securities during 1998 and 1997, respectively. The corporation recognized losses of $1,008,000 and $1,105,000 during 1997 and 1996, respectively, for a decline in value of a marketable equity security that was deemed other than temporary. In 1998, the corporation wrote-off a $1,950,000 investment that was included in the "cost investments-other" category in the table above. These amounts are reported in "Other income (expense), net" on the income statement.

7.   IMPAIRMENT OF LONG-LIVED ASSETS

     In the third quarter of 1998, the corporation recorded a non-cash impairment loss of $14,000,000 related to the write-down of the goodwill ($9,434,000) and plant and equipment ($4,566,000) of BelCom, COMSAT International's company operating in Russia and the Commonwealth of Independent States (CIS). The impairment loss is reported in the International segment.

     In accordance with the corporation's accounting policy for evaluation of long-lived assets, the corporation evaluates its long-lived assets whenever events or circumstances indicate the carrying amount of an asset may not be fully recoverable. Due to the worsening economic conditions in Russia and the CIS and BelCom's deteriorating performance, management determined that the corporation's investment in BelCom should be reduced. The impairment loss was determined based on a discounted analysis of expected cash flows.

8.   DEBT

     The corporation's capital and debt-financing activities are regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200,000,000 in short-term borrowings, a maximum long-term, debt-to-total-capital ratio of 45% and an interest coverage ratio, as defined, of 2.3 to 1. At December 31, 1998, the corporation was in compliance with those guidelines.

     Long-Term Debt. Long-term debt, including the corporation's share of INTELSAT and Inmarsat debt, at each year end consists of:

     In thousands                                          1998       1997
     --------------------------------------------------  -------------------
     8.125% notes due 2004                               $ 70,475   $ 70,475
     8.95% notes due 2001                                  75,000     75,000
     6.75% INTELSAT Eurobonds due 2000                     26,980     26,932
     7.375% INTELSAT Eurobonds due 2002                    35,973     35,910
     8.375% INTELSAT Eurobonds due 2004                    35,973     35,910
     6.625% INTELSAT Asian bonds due 2004                  35,973     35,910
     8.125% INTELSAT Eurobonds due 2005                    35,973     35,910
     Inmarsat lease financing obligations                  82,135     96,504
     Medium-term notes, 7.7% - 8.66%, due 2006 - 2007      64,000     64,000
     Discounts on notes payable                              (688)      (806)
                                                         -------------------
     Total                                                461,794    475,745
     Less current maturities                              (14,962)   (13,785)
                                                         -------------------
     Total long-term debt                                $446,832   $461,960
                                                         ===================

     The principal amount of debt (excluding the Inmarsat lease financing obligations) maturing over the next five years is $0 in 1999, $26,980,000 in 2000, $74,988,000 in 2001, $35,973,000 in 2002 and $0 in 2003.

     Commercial Paper. The corporation issues short-term commercial paper as needed with repayment terms of 90 days or less under a $200,000,000 program. The corporation had no borrowings at December 31, 1998. At December 31, 1997, outstanding borrowings were $149,506,000 with a weighted average interest rate of 6.51%.

     Credit Facilities. The corporation has a $200,000,000 revolving credit agreement, which expires in December 1999 and provides a backup source of credit to the commercial paper program. The corporation has an option to extend this credit agreement to December 31, 2000. There have been no borrowings under this agreement.

     Early Extinguishment of Debt. The corporation repurchased $89,525,000 of its 8.125% notes and also $10,000,000 of its 7.7% medium-term notes with short-term debt in 1997. The early extinguishment of debt resulted in an extraordinary loss of $6,231,000 ($3,946,000 net of tax).

     Inmarsat Lease Financing Obligations. Inmarsat entered into capital lease agreements to finance the construction of its second- and third-generation satellites. The corporation's share of these lease obligations is included in long-term debt. Inmarsat has hedged its obligations through various foreign exchange transactions to minimize the effect of fluctuating interest and exchange rates (see Note 15).

     The corporation's share of the payments under these lease obligations for each of the next five years is $18,998,000 in 1999, $19,689,000 in 2000,
     $19,985,000 in 2001, $11,043,000 in 2002, $6,267,000 in 2003 and
     $20,529,000 thereafter. These payments include interest totaling $14,376,000 and a current maturity of $14,962,000.

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

     The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The loan between the partnership and COMSAT has been eliminated in consolidation. The $200,000,000 of MIPS is shown on the corporation's consolidated balance sheet as "preferred securities issued by subsidiary." The dividends on these securities are recorded as minority interest expense of $16,250,000, in "Other income (expense), net" on the income statement for each of the three years ended December 31, 1998.

10.  COMMITMENTS AND CONTINGENCIES

     Property and Equipment. As of December 31, 1998, the corporation had commitments to acquire property and equipment totaling $187,431,000. Of this total, $169,527,000 is payable over the next three years. These commitments are related principally to the corporation's share of INTELSAT satellite acquisition programs.

     Leases. The corporation leases its headquarters building from a partnership in which the corporation owns a 50% interest. The initial term of the lease expires in 2008. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The corporation also has leases of other property and equipment. Rental expense under operating leases was $7,579,000 in 1998, $5,367,000 in 1997 and $5,179,000 in 1996. The future rental payments under operating leases are $9,402,000 in 1999, $7,087,000 in 2000, $5,867,000 in 2001,
     $5,408,000 in 2002, $5,251,000 in 2003 and $21,679,000 thereafter.

     Space Segment. At December 31, 1998, the corporation's commitments for space segment capacity from New Skies and certain third parties are $26,608,000 in 1999, $19,468,000 in 2000, $18,516,000 in 2001, $15,942,000
     in 2002, $10,654,000 in 2003, and $32,903,000 thereafter.

     Government Contracts and Investigations. The corporation and its subsidiaries are subject to, and are currently a party to, audits and investigations by various government agencies which oversee contract performance in connection with the corporation's contracts with the U.S. Government or which regulate the corporation's compliance with federal and state laws. If the corporation is found liable for wrongdoing as a result of such an audit or investigation, the corporation could be fined or subjected to other punitive actions. See Note 11 for a description of an investigation affecting Electromechanical Systems, Inc., a discontinued operations subsidiary of the corporation.

     In response to a communication from an agency of the federal government regarding the corporation's compliance with export control laws, the corporation made a disclosure with respect to certain of its export licensing activities. In addition, the corporation has received a subpoena from a separate agency of the federal government requesting certain information in connection with a possible criminal investigation of the same matter. The corporation cannot predict at this time whether or to what extent the government may seek sanctions for any possible violations of the export control laws and, therefore, cannot predict the ultimate outcome of this matter or estimate the amount of liability, if any, that could result from any civil or criminal sanctions the government may seek. There can be no assurances, however, that any such liability would not be material.

     Environmental Issues. The corporation reviews, on a quarterly basis, its estimates of costs of compliance with environmental laws and the cleanup of various sites, including sites for which governmental agencies have designated the corporation as a potentially responsible party. When it is probable that obligations have been incurred and where a minimum cost or a reasonable estimate of the cost of compliance or remediation can be determined, the applicable amount is accrued. Because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites could be higher than the liability currently accrued.

11.  REGULATORY ENVIRONMENT AND LITIGATION

     Regulatory Environment. Under the Satellite Act, the International Maritime Satellite Act of 1978 (the Inmarsat Act) and the Communications Act of 1934, as amended (the Communications Act), COMSAT is subject to regulation by the FCC with respect to its capital and organizational structure, and with respect to its COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) businesses. FCC decisions and policies have had and will continue to have a significant impact on the corporation. In addition, the telecommunications companies which the corporation operates in various developing countries are subject to regulation by the local regulatory bodies in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, these companies face increasing business uncertainties that could have an adverse effect on their operations.

     In April 1998, the FCC granted the corporation's petition to be deregulated and reclassified CWS as a "non-dominant" telecommunications carrier in its major markets. The FCC's decision eliminates rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to approximately 90% of COMSAT's INTELSAT business. It also allows CWS to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. On February 9, 1999, the FCC further deregulated COMSAT by eliminating rate of return regulation on so-called "non-competitive thin routes" and occasional use "single carrier" markets. In its place, the FCC adopted an incentive-based price policy for COMSAT's provision of INTELSAT services in these markets. The FCC also adopted a procedure for reclassifying these markets as non-dominant as competition is introduced.

     On October 28, 1998, the FCC issued a separate notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end COMSAT's status as the exclusive provider of INTELSAT services in the U.S. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest and acquire an ownership interest in INTELSAT), but does have the authority to require Level 3 direct access (by which users could contract directly with INTELSAT for capacity and bypass COMSAT). The FCC sought comments on its tentative conclusion that it would serve the public interest to mandate Level 3 direct access. The corporation filed comments in this proceeding contesting the basis for the FCC's proposed action.

     Litigation. The corporation and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of its business. See Note 3 for a description of an arbitration proceeding related to the Green Bank contract to which the corporation is a party. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on the long-term consolidated financial condition of the corporation. Nevertheless, the outcome of such matters could materially affect consolidated results of operations in a given year or quarter.

     In January 1999, the U.S. Department of Justice announced that it had joined a lawsuit filed by former employees of Electromechanical Systems, Inc. (EMS), a wholly-owned subsidiary of the corporation, under the qui tam provisions of the Civil False Claims Act. The corporation acquired EMS in 1994 as part of the corporation's acquisition of Radiation Systems, Inc. The corporation began accounting for COMSAT RSI as a discontinued operation in 1997 and retained EMS when the corporation sold COMSAT RSI in 1998 (see
     Note 3). The lawsuit names EMS, the corporation and several current and former EMS employees and seeks potential damages estimated at up to $40,000,000. The Department of Justice is expected to file its own complaint in this matter and may then seek to stay the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. The corporation intends to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability, if any, that could result from any civil or criminal sanctions the government may seek. There can be no assurances, however, that any such liability would not be material.

12.  STOCKHOLDERS' EQUITY

     Comprehensive Income (Loss). In 1998, the corporation adopted SFAS No. 130, "Reporting Comprehensive Income." The statement established rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), unrealized gain (loss) on securities, foreign currency translation and minimum pension liability adjustments and is presented in the Statements of Changes in Consolidated Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior years' financial statements have been reclassified to conform to the SFAS No. 130 requirements.

     The balance of the components of accumulated other comprehensive income
     (loss), net of tax, at December 31, 1998 and 1997 are as follows:

     In thousands                       1998       1997
     ------------                    ---------- --------
     Unrealized gain on securities    $ 12,779   $ 1,707
     Foreign currency translation      (14,783)     (403)
     Minimum pension liability          (4,541)   (2,222)
                                      ---------  -------
     Total                            $ (6,545)  $  (918)
                                      =========  =======

     Effective January 1, 1998, the corporation no longer accounts for its Brazil subsidiary as highly inflationary. Foreign currency translation adjustments are now recorded in "Accumulated other comprehensive loss."

     The unrealized gain on securities reported in the Statements of Changes in Consolidated Stockholders' Equity includes a reclassification adjustment of $9,513,000, net of tax, in 1998 related to a gain realized from the sale of marketable equity securities.

     Earnings Per Share. The following reconciliation presents the calculation of the corporation's basic and diluted earnings per share amounts:

     In thousands, except per share amounts        1998     1997     1996
     ----------------------------------------------------------------------
     Income from continuing operations before
           extraordinary item                     $26,417  $28,568  $36,197
                                                  =======  =======  =======

     Basic:
     Weighted average shares outstanding           51,673   48,924   47,870
                                                  =======  =======  =======
           Per share                              $  0.51  $  0.58  $  0.76
                                                  =======  =======  =======

     Assuming dilution:
           Weighted average shares outstanding     51,673   48,924   47,870
           Stock options                            1,415      766      647
           Restricted stock awards and unit           195      313      402
                                                  -------  -------  -------
           Total                                   53,283   50,003   48,919
                                                  =======  =======  =======
           Per share                              $  0.50  $  0.57  $  0.74
                                                  =======  =======  =======

     Stock Incentive Plans. The corporation has stock incentive plans that provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 7,169,000 shares of common stock may be granted under the current plans. As of December 31, 1998, 71,000 shares of the corporation's treasury stock and 7,098,000 unissued common shares were reserved for these plans. As of December 31, 1998, no stock appreciation rights were outstanding.

     Adjustments were made in 1997 to equitably increase the number of shares and decrease the exercise price for all outstanding stock options as a result of the tax-free spinoff of Ascent. Vested stock options held by Ascent employees generally expired 90 days after the date of the spinoff. Unvested stock options held by Ascent employees continue to vest as long as the employee is employed by Ascent and then expire 90 days after vesting.

     Adjustments were also made to increase the number of restricted stock awards and restricted stock units outstanding for the effect of the Ascent spinoff.

     Stock Options. Under the current plans, the exercise price for stock options may not be less than the fair market value of the stock when granted. Options generally vest over three years and expire after 10 to 15 years.

     Stock option activity was as follows:

     Options in thousands                     1998     1997     1996
     --------------------                   -------- -------- -------
     Outstanding at January 1                 5,152    4,478    4,415
        Granted                                 997      655      899
        Exercised                            (2,465)    (848)    (481)
        Canceled                               (253)    (283)    (355)
        Adjustment due to Ascent spinoff          -    1,150        -
                                            --------  ------   ------
     Outstanding at December 31               3,431    5,152    4,478
     Exercisable at December 31               1,709    3,300    2,270
     Average price
        Outstanding at January 1            $ 18.33   $22.20   $22.08
        Granted                               31.14    25.01    19.44
        Exercised                             18.91    18.26    17.24
        Canceled                              20.75    18.68    20.37
        Adjustment due to Ascent spinoff          -    17.84        -
        Outstanding at December 31            21.46    18.33    22.20
        Exercisable at December 31            17.79    18.92    23.00

     The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $12.72, $6.89 and $5.59, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model assuming an expected option life of seven years and the following weighted average assumptions:

     Per share          1998    1997    1996
     ---------------------------------------
     Dividend yield     0.84%   3.29%   3.37%
     Interest rate      5.35%   6.47%   5.70%
     Volatility        36.82%  37.21%  29.47%

     Stock options outstanding at December 31, 1998, are as follows:

     In thousands, except per share amounts and years
     --------------------------------------------------------------------------------------------------
                                 Options Outstanding                          Options Exercisable
                        ----------------------------------------      ---------------------------------
                                            Weighted Average
                                       -------------------------
        Exercise Price     Number         Remaining      Exercise        Number        Weighted Average
           Range        Outstanding    Term in Years     Price        Exercisable      Exercise Price
     ----------------   -----------    -------------   ---------      -----------     ----------------
     $4.81 - $ 8.59         143             2.25         $ 6.82            143              $ 6.82
     10.94 -  18.85       1,101             6.63          15.58            720               15.67
     20.06 -  29.09       1,262             6.35          21.10            846               21.46
     30.13 -  38.78         925             9.18          31.23              -                   -
                        -----------                                   -----------
     4.81  -  38.78       3,431             7.03          21.46          1,709               17.79
                        ===========                                   ===========

     Restricted Stock Awards. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. In 1998, 1997 and 1996, 30,800, 152,470 and 66,000 "performance-based" restricted stock awards were granted, respectively. The 1997 amount includes an adjustment of outstanding awards due to the Ascent spinoff. Grantees have record ownership of the underlying securities; however, all such securities are subject to forfeiture at the end of a two-year performance period. In addition to the two-year performance period, the awards are further subject to a three-year vesting schedule. The weighted average fair value at date of grant for restricted stock awards granted during 1998, 1997 and 1996 was $30.81, $23.71 and $18.00 per share, respectively, which in each case was equal to the market value of the common stock at the date of grant.

     The expected cost of all grants is amortized over the performance and vesting period. The expense for all outstanding grants was $1,071,000 in 1998, $870,000 in 1997 and $1,296,000 in 1996.

     Restricted Stock Units. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1998, 1997 and 1996, respectively, 36,850, 54,360 and 34,000 restricted stock units were granted . The 1997 amount includes an adjustment of outstanding units due to the Ascent spinoff. The weighted average fair value for the units granted during 1998, 1997 and 1996 was $32.32, $25.50 and $18.99 per unit, respectively, which in each case was equal to the market value of the common stock at the date of grant. Partially vested restricted stock units outstanding totaled 80,036 at December 31, 1998 and 110,200 at December 31, 1997. The cost of these awards is amortized to expense over the three-year vesting period. The expense in 1998, 1997 and 1996 was $1,012,000, $575,000 and $924,000,
     respectively.

     Employee Stock Purchase Plan. Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period. The purchase price on the respective offering dates for calendar years 1998, 1997 and 1996, was $19.76, $21.36 (adjusted to $17.22 subsequent to the Ascent spinoff) and $16.04, respectively.

     There were 196,000 shares, 181,000 shares and 254,000 shares issued under this plan at weighted average prices of $19.76, $18.26 and $16.03 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, a total of 1,381,000 shares of the corporation's unissued common stock has been reserved for this plan.

     The weighted average fair value of the purchase rights granted pursuant to this plan in 1998, 1997 and 1996 was $5.66, $5.95 and $4.07, respectively. The fair value of each purchase right was estimated using the Black-Scholes model as of January 1 of each year assuming each plan year consisted of 12 one-month options and the following weighted average assumptions:

     Per share          1998    1997    1996
     ---------------------------------------
     Dividend yield     0.84%   3.30%   3.89%
     Interest rate      5.56%   5.39%   5.11%
     Volatility        36.52%  35.79%  27.33%

     Proforma Disclosures. Had stock-based compensation cost for the corporation's stock incentive plans been determined based on the fair value at the grant dates consistent with SFAS No.123, the corporation's income from continuing operations before extraordinary item and per share amounts would have been as follows for each year:

     In thousands, except per share amounts           1998     1997     1996
     -------------------------------------------------------------------------
     Income from continuing operations:
          before extraordinary item
          As reported                                $26,417  $28,568  $36,197
          Proforma                                    23,380   26,024   34,269
     Earnings per common share - basic:
          As reported                                $  0.51  $  0.58  $  0.76
          Proforma                                      0.45     0.53     0.72
     Earnings per common share-assuming dilution:
          As reported                                $  0.50  $  0.57  $  0.74
          Proforma                                      0.44     0.52     0.70

     The proforma effect on income from continuing operations before extraordinary item for such years is not representative of its effect for future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

13.  PENSION AND OTHER BENEFIT PLANS

     Effective December 31, 1998, the corporation adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits." The provisions of SFAS No. 132 revise employer's disclosures about pension and other post-retirement benefit plans but do not change the measurement or recognition of these plans.

     The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement. The components of net pension expense (benefit) for each year are:

     In thousands                                1998       1997      1996
     ----------------------------------------------------------------------
     Service cost                              $  2,401   $ 2,005   $ 2,590
     Interest cost                                8,400     7,690     7,213
     Expected return on plan assets             (10,158)   (9,039)   (8,520)
     Amortization of transition asset            (1,195)   (1,208)   (1,208)
     Amortization of prior service costs            382       386       386
                                             ----------   -------   -------
     Net periodic pension expense (benefit)    $   (170)  $  (166)  $   461
                                             ==========   =======   =======

     The following tables show a reconciliation of the changes in the pension plan's benefit obligation and fair value of the plan assets as well as the funded status of the plan as of December 31, 1998 and 1997:

     In thousands                                        1998       1997
     ---------------------------------------------------------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                   $119,826   $103,608
     Service cost                                         2,401      2,005
     Interest cost                                        8,400      7,690
     Actuarial loss                                       8,654     10,618
     Benefits paid from plan assets                      (4,498)    (4,095)
                                                       --------   --------
     Benefit obligation at December 31                 $134,783   $119,826
                                                       ========   ========

     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1            $150,874   $126,936
     Actual return on plan assets                        21,229     28,033
     Benefits paid from plan assets                      (4,498)    (4,095)
                                                       --------   --------
     Fair value of plan assets at December 31          $167,605   $150,874
                                                       ========   ========

     Funded status
     Funded status at December 31                      $ 32,822   $ 31,048
     Unrecognized gain                                  (38,218)   (35,802)
     Unrecognized prior service cost                      1,146      1,529
     Unrecognized transition asset                            -     (1,195)
                                                       --------    -------
     Accrued pension liability                         $ (4,250)  $ (4,420)
                                                       ========   ========

     Assumed discount rate                                 6.75%      7.00%
     Assumed rate of compensation increase                 5.50%      5.00%
     Expected rate of return on pension plan assets        9.50%      9.00%

     Supplemental Executive Retirement Plan. The corporation's supplemental executive retirement plan is an unfunded defined benefit plan. The components of net pension expense under this plan for each year are:

     In thousands                               1998    1997    1996
     ---------------------------------------------------------------
     Service cost                             $  324  $  278  $  491
     Interest cost                             1,703   1,409   1,454
     Amortization of transition obligation       266     266     266
     Amortization of losses                      842     210     606
                                            --------  ------  ------
     Net periodic pension expense             $3,135  $2,163  $2,817
                                            ========  ======  ======

     The following tables show a reconciliation of the changes in the supplemental plan's benefit obligation and fair value of the plan assets as well as the funded status of the plan as of December 31, 1998 and 1997:

     In thousands                                         1998       1997
     ----------------------------------------------------------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                    $ 21,193   $ 22,136
     Service cost                                            324        278
     Interest cost                                         1,703      1,409
     Actuarial (gain) loss                                 4,895     (1,272)
     Benefits paid                                        (1,727)    (1,358)
                                                        --------   --------
     Benefit obligation at December 31                  $ 26,388   $ 21,193
                                                        ========   ========

     In thousands                                           1998       1997
     -----------------------------------------------------------------------
     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1             $      0   $      0
     Employer contributions                                1,727      1,358
     Benefits paid                                        (1,727)    (1,358)
                                                        --------   --------
     Fair value of plan assets at December 31           $      0   $      0
                                                        ========   ========

     Funded status
     Funded (unfunded) status at December 31            $(26,388)  $(21,193)
     Unrecognized loss                                     8,816      4,763
     Unrecognized transition obligation                      798      1,064
     Additional minimum liability                         (8,042)    (4,575)
                                                        --------   --------
     Total accrued liability                            $(24,816)  $(19,941)
                                                        ========   ========

     Intangible asset                                   $    798   $  1,064
     Amount recognized in other comprehensive income    $  7,244   $  3,510

     Assumed discount rate                                  6.75%      7.00%
     Assumed rate of compensation increase                  5.50%      5.00%

     401(k) Plan. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation with shares of its common stock. The number of shares contributed to the plan and the respective market values each year were as follows: 1998 - 68,000 shares ($2,186,000), 1997 - 108,000 shares ($2,433,000) and 1996 -140,000 shares
     ($3,035,000).

     Post-retirement Benefits. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service. The components of net post-retirement benefit expense for each year are:

     In thousands                             1998      1997      1996
     ------------------------------------------------------------------
     Service cost                           $   895   $   666   $ 1,019
     Interest cost                            2,252     1,877     2,496
     Amortization of net gains               (1,841)   (2,360)   (1,219)
                                            -------   -------   -------
     Net post-retirement benefit expense    $ 1,306   $   183   $ 2,296
                                            =======   =======   =======

     The following tables show a reconciliation of the changes in the post-retirement plan's obligation and fair value of the plan assets as well as the funded status of the plan as of December 31 for both years:

     In thousands                                     1998       1997
     ------------------------------------------------------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                $ 28,890   $ 29,460
     Service cost                                        895        666
     Interest cost                                     2,252      1,877
     Plan amendments                                    (573)         -
     Actuarial (gain) loss                             5,373     (1,753)
     Benefits paid                                    (1,628)    (1,360)
                                                    --------   --------
     Benefit obligation at December 31              $ 35,209   $ 28,890
                                                    ========   ========

     In thousands                                       1998       1997
     -------------------------------------------------------------------
     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1         $      0   $      0
     Employer contributions                            1,628      1,360
     Benefits paid                                    (1,628)    (1,360)
                                                    --------   --------
     Fair value of plan assets at December 31       $      0   $      0
                                                    ========   ========
     Funded status
     Funded (unfunded) status at December 31        $(35,209)  $(28,890)
     Unrecognized (gain) loss                         (1,455)    (6,829)
     Unrecognized gain from plan changes             (12,259)   (13,527)
                                                    --------   --------
     Accrued post-retirement benefit costs          $(48,923)  $(49,246)
                                                    ========   ========

     Assumed discount rate                              6.75%      7.00%
     Assumed rate of compensation increase              5.50%      5.00%

     An 8.0% increase in health care costs was assumed for 1998 with the rate decreasing 0.5% each year to an ultimate rate of 5.5%. A 1% change in the assumed health care cost trend rate would have the following impact on post-retirement benefit cost and obligation:

                                                                    1% Change
                                                               ------------------
     In thousands                                              Increase  Decrease
     ----------------------------------------------------------------------------
     Effect on total service and interest cost component of
       post-retirement benefit cost                              $  431   $  (347)
                                                                 ======   =======

     Effect on the post-retirement benefit obligation            $4,376   $(3,484)
                                                                 ======   =======

14.  INCOME TAXES
     Income (loss) from continuing operations before taxes and extraordinary item consisted of:

      In thousands      1998       1997      1996
     ---------------------------------------------
     United States    $ 63,144   $47,927   $73,707
     Foreign           (30,936)   (3,746)   (8,586)
                      --------   -------   -------
     Total            $ 32,208   $44,181   $65,121
                      ========   =======   =======

     The components of income tax expense on continuing operations are:

     In thousands                      1998      1997      1996
     ------------------------------------------------------------
     Federal:
         Current                        $ 6,914   $15,783   $22,910
         Deferred                         1,962    (2,162)   (1,076)
         Investment tax credits (net)    (1,687)   (1,837)   (1,844)
     State and local                     (2,369)    1,487     6,779
     Foreign                                971     2,342     2,155
                                        -------   -------   -------
     Total                              $ 5,791   $15,613   $28,924
                                        =======   =======   =======

     The difference between income tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

     In thousands                                             1998       1997      1996
     -----------------------------------------------------------------------------------
     Federal income taxes computed at the statutory rate    $ 11,273   $15,463   $22,792
     Foreign losses                                            5,389     3,654     4,335
     Investment tax credits (net)                             (1,688)   (1,837)   (1,844)
     Adjustment to estimated income tax accruals             (14,208)     (839)     (506)
     State income taxes, net of federal income taxes          (1,569)      972     4,408
     Life insurance (net)                                     (1,115)   (1,183)   (1,173)
     Other non-deductible costs                                1,403       433       156
     Merger costs                                              1,467         -         -
     Impairment loss                                           4,900         -         -
     Other                                                       (61)   (1,050)      756
                                                            --------   -------   -------
     Income tax expense                                     $  5,791   $15,613   $28,924
                                                          ==========   =======   =======

     The current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1998 and 1997 are:

     In thousands                             1998        1997
     -----------------------------------------------------------
     Current deferred tax asset            $   7,911   $   7,469
     Non-current deferred tax liability     (127,351)   (112,226)
                                           ---------   ---------
     Net liability                         $(119,440)  $(104,757)
                                           =========   =========

     The deferred tax assets and liabilities at December 31, 1998 and 1997 are:

     In thousands                          1998        1997
     ----------------------------------------------------------
     Assets:
       Post-retirement benefits           $  23,425   $  22,042
       Accrued expenses                      42,787      45,803
       NOL carryforward                       9,818           -
       Long-term contract revenues            6,876       7,946
       Foreign tax credit carryforward        3,159           -
       Alternative minimum tax credit        31,454      30,476
       Other                                  4,954       3,181
                                          ---------   ---------
     Total deferred tax assets              122,473     109,448
                                          ---------   ---------

     Liabilities:
       Property and equipment              (209,952)   (214,025)
       Unrealized gain on securities         (6,098)       (180)
       Foreign currency translation          (3,158)          -
       Basis in cost investment             (22,705)          -
                                          ---------    --------
     Total deferred tax liabilities        (241,913)   (214,205)
                                          ---------    --------

     Net liability                        $(119,440)  $(104,757)
                                          =========   =========

     The corporation favorably resolved a state tax audit for the years 1992-1996 that allowed the corporation to reverse previously accrued interest costs of $1,720,000 and state taxes of $2,238,000. After federal taxes, the interest and state tax benefit increased net income in 1998 by $2,573,000.

     In addition, the corporation reversed previously accrued interest costs of $2,456,000 and taxes of $15,100,000 for the years 1990-1994 related to certain federal tax matters. Events during the third quarter of 1998 prompted the corporation to conclude that the amounts accrued were no longer required. The interest and tax benefit increased net income in 1998 by $16,633,000.

     The Internal Revenue Service (IRS) has completed examinations of the federal income tax returns of the corporation through 1994. The corporation is contesting adjustments proposed by the IRS on the 1990 through 1994 income tax returns. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987, which the IRS has denied. In 1996, the corporation filed suit in a U.S. District Court seeking the refunds which the IRS denied. The suit remains pending. In the opinion of the corporation, adequate provision has been made for income taxes for all periods through 1998.

15.  FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

     Inmarsat has entered into foreign currency contracts designed to minimize exposure to exchange rate fluctuations on fixed operating expenses denominated in British pounds sterling. At December 31, 1998, Inmarsat had several contracts maturing primarily in 1999 to purchase foreign currency for a total of $116,616,000. The corporation's share of the estimated fair value of these contracts, as determined by a bank, is an unrealized gain of approximately $886,000 at December 31, 1998.

     Inmarsat has entered into interest rate and foreign currency swap arrangements to minimize the exposure to interest rate and foreign currency exchange fluctuations related to its satellite financing obligations. Inmarsat borrowed and is obligated to repay Pounds Sterling. The Pounds Sterling borrowed were swapped for U.S. Dollars with an agreement to exchange the Dollars for Pounds Sterling in order to meet the future lease payments. Inmarsat pays interest on the Dollars at an average fixed rate of 8.8%, and it receives variable interest on the Sterling amounts based on short-term LIBOR rates. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The currency swap arrangements have been designated as hedges, and any gains or losses are included in the measurement of the debt. The effect of these swaps is to change the sterling lease obligation into fixed-interest-rate Dollar debt. As of December 31, 1998, Inmarsat had $321,433,000 of swaps to be exchanged for (Pounds)211,474,000 at various dates through 2007. Inmarsat is exposed to loss if one or more of the counter parties defaults. However, Inmarsat does not anticipate non-performance by the counter parties as all are major financial institutions. The corporation's share of the estimated fair value of these swaps is an unrealized gain of $8,214,000 at December 31, 1998. The fair value was estimated by computing the present value of the Dollar obligations using current rates available for issuance of debt with similar terms and the current value of the Sterling at year-end exchange rates.

     The fair value of long-term debt (excluding capitalized leases) shown below was estimated by obtaining a yield-adjusted price for each obligation from an investment banker. The fair value of the Monthly Income Preferred Securities was determined by using the quoted market price. The fair values of the corporation's other financial instruments are approximately equal to their carrying amounts. The carrying amount and fair value at each year end are as follows:

                                                   1998                1997
                                          ----------------------------------------
                                            Carrying    Fair    Carrying    Fair
     In thousands                            Amount    Value     Amount    Value
     -----------------------------------------------------------------------------
     8.125% notes due 2004                  $ 70,475  $ 77,971  $ 70,475  $ 74,971
     8.95% notes due 2001                     75,000    80,525    75,000    80,123
     INTELSAT bonds                          170,872   183,974   170,572   180,425
     Medium-term notes                        64,000    72,162    64,000    69,035
     Monthly income preferred securities     200,000   203,000   200,000   204,000


16.  BUSINESS SEGMENT INFORMATION

     The corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998, which changes the way the corporation reports information about its operating segments. The information for 1997 and 1996 has been restated in order to conform to the 1998 presentation.

     The corporation reports operating results and financial data in four segments: COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC), International and Laboratories. CWS provides voice, data, Internet, video and audio communications services between the U.S. and other countries using the global satellite networks of INTELSAT and New Skies. CWS also includes the operating results of COMSAT Government Systems, Inc., COMSAT Digital Teleport, Inc. and COMSAT General Corporation, which provide various satellite and ground segment services to commercial and government customers. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world using the Inmarsat satellite system. Together, the CWS and CMC operating segments represent the corporation's Satellite Services business unit.

     International consists of activities undertaken by the corporation in its COMSAT International (CI) business. CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in high-growth emerging markets overseas.

     Laboratories (Labs) consists of activities undertaken by the corporation in its COMSAT Laboratories business, which provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The corporation evaluates the performance of its operating segments based on income (loss) before income taxes and interest costs. Summarized financial information concerning the corporation's reportable segments is shown in the following tables. The "Other" column includes the elimination of intersegment revenues, corporate related items, and interest costs, net of amounts capitalized. Corporate assets, primarily consisting of short-term investments, net assets of discontinued operations, property and cash surrender value of life insurance policies, are reported in the "Other" column. The operating segments' income (loss) and corporate related amounts total the amount presented as income before taxes and extraordinary item in the consolidated income statements.

                                          SATELLITE SERVICES
                                    --------------------------------
     In thousands                       CWS       CMC       TOTAL        CI        LABS      OTHER      TOTAL
     -----------------------------------------------------------------------------------------------------------
     1998
     Revenues:
          External customers          $301,781  $167,559  $  469,340  $113,106   $34,023   $      -   $  616,469
          Intersegment                   1,326     1,508       2,834       162     8,299    (11,295)           -
                                    ----------------------------------------------------------------------------
          Total                        303,107   169,067     472,174   113,268    42,322    (11,295)     616,469

     Operating income (loss)           107,268    29,740     137,008   (39,789)   (1,760)   (35,957)      59,502
     Segment income (loss)             113,110    31,864     144,974   (20,983)   (3,508)   (88,275)      32,208
     Total assets                      784,192   454,696   1,238,888   342,704    13,454    195,752    1,790,798
     Capital expenditures              129,497    28,646     158,143    61,727     1,266      3,593      224,729
     Depreciation and amortization     112,283    64,148     176,431    38,675     1,214      3,563      219,883
     -----------------------------------------------------------------------------------------------------------
     1997
     Revenues:
          External customers          $285,179  $164,371  $  449,550  $ 88,550   $24,551   $      -   $  562,651
          Intersegment                   1,002     3,479       4,481     1,111    11,820    (17,412)           -
                                    ----------------------------------------------------------------------------
          Total                        286,181   167,850     454,031    89,661    36,371    (17,412)     562,651

     Operating income (loss)            99,974    23,114     123,088   (13,975)   (2,043)   (25,102)      81,968
     Segment income (loss)             102,646    23,854     126,500    (8,888)   (1,780)   (71,651)      44,181
     Total assets                      761,338   509,504   1,270,842   322,704    14,133    287,096    1,894,775
     Capital expenditures               88,120    54,457     142,577   114,110     1,173      1,639      259,499
     Depreciation and amortization      97,821    57,204     155,025    25,623       991      2,567      184,206
     -----------------------------------------------------------------------------------------------------------
     1996
     Revenues:
          External customers          $296,624  $158,749  $  455,373  $ 58,084   $31,643   $      -   $  545,100
          Intersegment                   1,130     2,173       3,303         -    12,043    (15,346)           -
                                    ----------------------------------------------------------------------------
          Total                        297,754   160,922     458,676    58,084    43,686    (15,346)     545,100

     Operating income (loss)           109,719    31,872     141,591   (17,281)    7,098    (24,183)     107,225
     Segment income (loss)             111,023    34,861     145,884   (14,694)    7,335    (73,404)      65,121
     Total assets                      808,646   503,342   1,311,988   253,649    16,593    515,056    2,097,286
     Capital expenditures              110,231    70,616     180,847    89,857     1,009      1,193      272,906
     Depreciation and amortization      92,185    45,207     137,392    14,814       956      2,134      155,296
     -----------------------------------------------------------------------------------------------------------

     International's operating loss in 1998 includes a $14,000,000 non-cash impairment loss on long-lived assets (see Note 7) and its 1998 segment loss includes a realized gain of $14,635,000 from the sale of a marketable equity security (see Note 6).

     CWS's segment income in 1998 includes a $4,303,000 gain from a settlement with ICO (see Note 6).

     Labs' 1996 revenues includes $7,800,000 related to a licensing agreement that resolved patent infringement disputes.

     Related Party Transactions. The corporation provides support services to INTELSAT and support services and satellite capacity to Inmarsat. The revenues from these services were $15,385,000 in 1998, $16,364,000 in 1997 and $17,996,000 in 1996. These revenues were recorded primarily in CWS, CMC and Labs.

     Major Customers. Revenues from three major customers contributed $235,637,000, $224,683,000 and $212,073,000 to the corporation's consolidated revenues in 1998, 1997 and 1996, respectively.

     Geographic Information. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Satellite services revenues generated through the INTELSAT, New Skies and Inmarsat satellites are ascribed to the United States. The foreign amounts primarily consist of CI's companies in Latin America. Financial information relating to the corporation's operations by geographic area is as follows:

                                   Revenues
                      ----------------------------------
     In thousands        1998        1997        1996
     ---------------------------------------------------
     United States    $  503,363  $  474,101  $  487,016
     Foreign             113,106      88,550      58,084
                      ----------  ----------  ----------
     Total            $  616,469  $  562,651  $  545,100
                      ==========  ==========  ==========

                            Property and Equipment
                      ----------------------------------
     In thousands           1998        1997        1996
     ---------------------------------------------------
     United States    $  954,953  $1,123,750  $1,177,135
     Foreign             254,509     235,543     145,850
                      ----------  ----------  ----------
     Total            $1,209,462  $1,359,293  $1,322,985
                      ==========  ==========  ==========

17.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

 In thousands, except per
 share amounts                 1st Quarter          2nd Quarter           3rd Quarter           4th Quarter        Total Year
------------------------------------------------------------------------------------------------------------------------------
1998:
Revenues                         $144,717             $151,045              $158,415              $162,292            $616,469
Operating income                   19,676               20,962                 2,377      (2)       16,487     (4)      59,502
Net income                          3,850     (1)        4,074                 6,569      (3)       11,924     (5)      26,417
Earnings per share:
    Basic                            0.08                 0.08                  0.13                  0.23                0.51
    Assuming dilution                0.07                 0.08                  0.12                  0.22                0.50
Dividends per share                  0.05                 0.05                  0.05                  0.05                0.20
Stock price:
    High                               36                   42     3/4            36     7/8            39    5/8           42   3/4
    Low                                21    5/8            27     3/4            21   13/16            32   7/16           21   5/8
    Close                              34   7/16            28    5/16            35     1/4            36                  36

Revenues                         $133,531             $142,437              $145,332              $141,351            $562,651
Operating income                   23,151               23,412                17,653                17,752              81,968
Income from continuing
 operations
   before extraordinary item        8,099                9,098      (6)        9,395      (7)        1,976     (6)      28,568
Loss from discontinued            (12,380)             (16,481)              (30,207)              (30,000)            (89,068)
 operations
Extraordinary loss                 (1,010)              (2,936)                    -                     -              (3,946)
Net loss                           (5,291)             (10,319)              (20,812)              (28,024)            (64,446)
Earnings (loss) per share:
  Basic:
    Income from continuing
     operations
     before extraordinary item       0.17                 0.19                  0.19                  0.04                0.58
    Loss from discontinued
     operations                     (0.26)               (0.34)                (0.62)                (0.61)              (1.82)
    Extraordinary loss              (0.02)               (0.06)                    -                     -               (0.08)
    Net loss                        (0.11)               (0.21)                (0.42)                (0.57)              (1.32)
  Assuming dilution:
    Income from continuing
     operations
  before extraordinary item          0.16                 0.18                  0.19                  0.04                0.57
    Loss from discontinued
     operations                     (0.25)               (0.33)                (0.60)                (0.59)              (1.78)
    Extraordinary loss              (0.02)               (0.06)                    -                     -               (0.08)
    Net loss                        (0.11)               (0.21)                (0.41)                (0.55)              (1.29
Dividends per share                  0.195                 0.05                  0.05                  0.05               0.345
Stock price:
   High                                28    1/2            26   11/16            24    5/16            25    3/4           28   1/2
   Low                                 23                   19     5/8            20   13/16            20   5/16           19   5/8
   Close                               24    3/8            23   13/16            23   13/16            24    1/4           24   1/4

     (1) The first quarter of 1998 includes the $1,950,000 non-cash write-off of an investment.
     (2) The third quarter of 1998 includes $3,500,000 of merger costs and a $14,000,000 non-cash impairment loss related to the write-down of long-lived assets.
     (3) The third quarter of 1998 includes a reversal of previously accrued interest costs and taxes totaling $19,206,000 net of tax, relating to the resolution of certain state and federal income tax matters.
     (4) The fourth quarter of 1998 includes merger costs of $2,025,000.
     (5) The fourth quarter of 1998 includes a pre-tax gain of $13,960,000 from the sale of a marketable equity security and income of $4,303, 000 from a settlement with ICO.
     (6) The second and fourth quarters of 1997 includes a pre-tax gain of $1,987,000 from the sale of a marketable equity security and a pre-tax loss of $1,008,000 for a decline in value of a marketable equity security, respectively.
     (7) The third quarter of 1997 includes a pre-tax gain of $7,261,000 from the sale of land.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant

                          DIRECTORS OF THE REGISTRANT

     The Satellite Act provides that the Corporation's Board of Directors shall consist of 15 directors, of whom 12 are to be elected annually by the shareholders for terms of one year and three are to be appointed by the President of the United States, with the advice and consent of the U.S. Senate, for terms of three years or until their successors have been appointed and qualified. The Corporation's Board of Directors currently consists of 14 directors, pending Presidential appointment and Senate confirmation to fill an existing vacancy in one of the Presidentially-appointed director positions.

     The following sets forth certain information concerning the directors of the Corporation.

Elected Directors

Betty C. Alewine, 50, has been President and Chief Executive Officer of COMSAT since July 1996. She was President, COMSAT International Communications from January 1995 to July 1996, and was President, COMSAT World Systems from May 1991 to January 1995. She joined COMSAT from MCI Communications Corporation in 1986 and has been a director of the Corporation since July 1996. She also is a director of New York Life Insurance Co. and the Cancer Research Foundation of America, a not-for-profit corporation. She is a member of the Inter-American Development Bank Advisory Council, the Business-Higher Education Forum and the American Institute of Aeronautics and Astronautics.

Marcus C. Bennett, 63, is a director of various organizations. He was Executive Vice President and Chief Financial Officer of Lockheed Martin Corporation from 1995 to January 1999 and is a director of Lockheed Martin Corporation. He has been a COMSAT director since August 1997. He also is a director of Carpenter Technology Corporation and Martin Marietta Materials, Inc. and a member of the board of directors of the Private Sector Council and the Georgia Tech Advisory Board.

Lucy Wilson Benson, 71, has been a director of various business, educational and nonprofit organizations since 1980. She was Under Secretary of State for Security Assistance, Science and Technology from 1977 to 1980. She has been a COMSAT director since September 1987. She also is a director of Logistics Management Institute, a trustee of the Alfred P. Sloan Foundation and Vice Chairman of the Atlantic Council of the U.S., the Board of Trustees of Lafayette College and the Citizens Network for Foreign Affairs. She also is a director or trustee of funds of The Dreyfus Corporation.

Edwin I. Colodny, 72, has been Chairman of the Board of COMSAT since April 1997 and a director since May 1992. He was Chairman of US Airways Group, Inc. and of its subsidiary, US Airways, Inc., a commercial airline company, from 1978 until July 1992 and was a director of both corporations until May 1997. He was Chief Executive Officer of US Airways Group from 1983 to June 1991 and of its subsidiary, US Airways, Inc., from 1975 to June 1991. He has served as counsel to the Washington, D.C. law firm of Paul, Hastings, Janofsky and Walker since September 1991.

Lawrence S. Eagleburger, 68, has been Senior Foreign Policy Advisor for Baker, Donelson, Bearman & Caldwell, a Washington, D.C. law firm, since January 1993. He previously served as United States Secretary of State from December 1992 through January 1993, Acting Secretary of State from August 1992 to December 1992, and Deputy Secretary of State from February 1989 to August 1992. He has been a COMSAT director since May 1995. He also is a director of Phillips Petroleum Company, Stimsonite Corporation, Universal Corporation and Halliburton Industries, and Chairman of the International Commission on Holocaust Era Insurance Claims.

Neal B. Freeman, 58, has been Chairman and Chief Executive Officer of The Blackwell Corporation, a television production and distribution company, since 1981. He was a Presidentially-appointed COMSAT director from November 1983 to September 1988 and has been an elected director since May 1991. He also is Vice Chairman of The Ethics and Public Policy Center and a director of Forum Network, Inc. and National Review, Inc.

Caleb B. Hurtt, 67, is a director or trustee of various organizations. He was President of Martin Marietta Aerospace from 1982 to 1987 and then President and Chief Operating Officer of Martin Marietta Corporation from 1987 through 1989. He has been a COMSAT director since May 1996. He also is a director of Lockheed Martin Corporation and has served as Chairman of the Board of Governors of the Aerospace Industries Association, as Chairman of the NASA Advisory Council, as Chairman of the Federal Reserve Bank, Denver Branch, and as Vice Chairman of the Board of Trustees of Stevens Institute of Technology.

Peter W. Likins, 62, has been President of The University of Arizona since October 1997. He was President of Lehigh University from 1982 to September 1997, Provost of Columbia University from 1980 to 1982 and Professor and Dean of the Columbia University School of Engineering and Applied Science from 1976 to 1980. He has been a COMSAT director since September 1987. He also is a director of Parker Hannifin, Inc. and Safeguard Scientifics, Inc. and a trustee of Consolidated Edison Company of New York, Inc. and of the University Medical Center in Tucson, Arizona.

Larry G. Schafran, 60, has been the Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm, since 1984. He was Chairman of the Executive Committee of Dart Group Corporation from 1994 to October 1997 and a director of Dart from 1993 to October 1997. He has been a COMSAT director since August 1997. He also is a director of PubliCARD, Inc., Tarragon Realty Investors, Inc., Discovery Zone, Inc. and Kasper A.S.L., Ltd. and Chairman of the Board of Directors of Delta-Omega Technologies, Inc.

Robert G. Schwartz, 70, is a director or trustee of various business organizations. He was Chairman of the Board, President and Chief Executive Officer of Metropolitan Life Insurance Co. (MetLife) from September 1989 to March 1993 and remains a director of MetLife. He was Chairman of the Board of MetLife from February 1983 to September 1989. He has been a COMSAT director since May 1986. He also is a trustee of Consolidated Edison Company of New York, Inc. and a director of Lone Star Industries, Inc., Lowe's Companies, Inc., Mobil Oil Corporation, Potlatch Corporation and the Horatio Alger Association for Distinguished Americans.

Kathryn C. Turner, 51, is the Chairperson and Chief Executive Officer of Standard Technology, Inc., a high-technology, engineering and systems integration firm. She previously has been appointed by the President to serve on the President's Export Council, the Eximbank Advisory Committee, and the Commission on the Future of Worker-Management Relations and by the Secretary of Defense to the Defense Policy Advisory Committee on Trade. She has been a COMSAT director since August 1997. She also is a director of Phillips Petroleum Company and Carpenter Technology Corporation.

Guy P. Wyser-Pratte, 58, is President of Wyser-Pratte & Co., Inc. and Wyser-Pratte Management Co., Inc. He has been a COMSAT director since August 1997. He also is a director of The Eureka (US$) Fund, The Eureka (DM) Fund and the International Rescue Committee, a non-governmental international refugee organization, a member of the Council on Foreign Relations and a trustee of the U.S. Marine Corps University Foundation.

Presidentially-Appointed Directors

Peter S. Knight, 49, has been a partner in the Washington, D.C. law firm of Wunder, Knight, Levine, Thelen & Forscey since 1991. In 1996, he took a leave of absence from his firm to serve as Campaign Manager for Clinton/Gore '96. From 1989 to 1991, he was General Counsel and Secretary of the Medicis Pharmaceutical Corporation. From 1977 to 1989, he served as the Chief of Staff to Congressman and later Senator Al Gore. He has been a Presidentially-appointed COMSAT director since September 1994. He also is a director of the Medicis Pharmaceutical Corporation, Whitman Education Group Inc., Healthworld and the Schroder Series Trust. His current term expires at the 1999 Annual Meeting.

Charles T. Manatt, 62, is the Chairman of Manatt, Phelps & Phillips, a Washington, D.C. and Los Angeles law firm which he founded in 1965. He was Chairman of the Democratic National Committee from 1981 through 1985. He has been a Presidentially-appointed COMSAT director since May 1995. He also is a director of the Federal Express Corporation and ICN Pharmaceuticals, Inc. His current term expired at the 1997 Annual Meeting, and he continues to serve in accordance with the Satellite Act.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                          Title                         Age*
--------------------------------------------------------------------------------
Betty C. Alewine       President and Chief Executive Officer                  50
Edward E. Berger       Treasurer                                              41
Allen E. Flower        Vice President and Chief Financial Officer             55
Alan G. Korobov        Controller                                             50
John H. Mattingly      President, COMSAT Satellite Services                   48
Benjamin A. Pontano    President, COMSAT Laboratories                         55
James J. Welch         President and General Manager, COMSAT International    54
Warren Y. Zeger        Vice President, General Counsel and Secretary          51

* As of February 1, 1999.

     Normally, the officers are elected annually by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve until their successors are elected and qualified.

     There is no family relationship between any director or executive officer and any other executive officer or director. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he or she was selected as a director or executive officer.

     The following is a brief account of each executive officer's experience for the past five years:

     Mrs. Alewine has been President and Chief Executive Officer since July 1996. She was President, COMSAT International Communications from January 1995 to July 1996, and was President, CWS, from May 1991 to January 1995. She is also a member of the Board of Directors of the Corporation.

     Mr. Berger has been Treasurer since September 1998. He previously worked for Sprint Corporation in various financial capacities, where in his last position he was responsible for all of Sprint's international treasury activities.

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

     Mr. Korobov has been Controller since November 1995. He was Vice President, Finance for CMC from January 1993 to September 1995.

     Mr. Mattingly has been President, COMSAT Satellite Services since September 1997. He was President, COMSAT World Systems from May 1997 to September 1997 and Vice President and General Manager, COMSAT World Systems from March 1995 to May 1997. He previously served as Vice President, Europe, COMSAT International Ventures. Before joining COMSAT in November 1994, he was Senior Vice President and General Manager of OrionNet, Inc.

     Dr. Pontano has been President, COMSAT Laboratories since March 1997, having served as Acting President, COMSAT Laboratories from August 1996. He was Vice President, Network Technology Division of COMSAT Laboratories from February 1995 to August 1996. He joined COMSAT Laboratories in 1984 and has held various management positions during that period.

    Mr. Welch has been President and General Manager, COMSAT International since November 1998. He previously worked for Global One, a joint venture of Sprint, France Telecom and Deutsche Telekom, where in his last position he was Vice President and Area Manager for Russia, India, Middle East and Africa.

     Mr. Zeger has been Vice President, General Counsel and Secretary since August 1994. He was Vice President and General Counsel from March 1992 to August 1994.

Compliance with Section 16(a) of the Exchange Act

     Two reports, each concerning one transaction, were filed late in 1998 by Mr. Wyser-Pratte, a director of the Corporation.

     Two transactions by Mr. Flower, an executive officer of the Corporation, that had been previously reported on a Form 144, were inadvertently omitted from a subsequent report concerning the same series of transactions. An amended report was subsequently filed to correct the omission.

Item 11:  Executive Compensation

                             DIRECTORS COMPENSATION

Generally

     Directors, other than the Chairman of the Board and the President and Chief Executive Officer, currently receive an annual retainer of 1,000 shares of COMSAT's common stock payable at the first meeting of the Board after the Annual Meeting of Shareholders. Those directors also receive a fee of $1,000 per meeting for attending Board meetings, Board committee meetings or meetings held pursuant to a special assignment. For service as chair of a Board committee, a director receives an annual retainer of $3,000 paid in quarterly installments. The President and Chief Executive Officer does not receive separate compensation for service as a director. Executive compensation is described in the section entitled "Executive Compensation."

     Under the Non-Employee Directors Stock Plan, a non-employee director may elect to defer receipt of the annual stock retainer and instead receive phantom stock units (PSUs). PSUs are held in an account for each director pending retirement or termination of service on the Board. Upon payment of a dividend on COMSAT's common stock, an equivalent dollar amount is converted to PSUs, based on the fair market value of the stock on the dividend payment date, and credited to the director's account. The PSUs increase or decrease in value based on an equivalent number of shares of COMSAT's common stock. Upon retirement or termination of service, or in the event of a "Change in Control", a director receives payment in shares of COMSAT's common stock equal to the number of PSUs credited to the director's PSU account. See "Non-Employee Directors Stock Plan."

Chairman of the Board

     The Chairman of the Board receives annual cash compensation for service as Chairman. Prior to August 1998, Mr. Colodny received $190,000 per year. Effective August 1, 1998, this amount was increased to $215,000. The Chairman may elect to receive all or a portion of this annual cash compensation in the form of COMSAT common stock or stock options, on the following terms:

     . the shares or stock options are granted on the date of the Annual Meeting of Shareholders;

     . the number of shares of stock granted is determined by dividing the amount which the Chairman elects to receive in shares by the fair market value of the stock on the date of the grant;

     . the number of stock options granted is determined by multiplying the amount which the Chairman elects to receive in options by three and then dividing by the fair market value of the stock on the date of grant;

     . the exercise price per share of options granted pursuant to the Chairman's election to receive options is the fair market value of a share of stock on the date of grant; and

     . each option expires 10 years from the date of grant and is exercisable for half of the shares covered by the option six months after the date of grant and for the remaining half of the shares one year after such date.

     For 1998, Mr. Colodny elected to receive $90,000 of the annual cash compensation payable to him as Chairman in stock. Pursuant to his election, he was granted 2,341 shares of common stock determined in the manner described above.

Directors and Executives Deferred Compensation Plan

     Under the Directors and Executives Deferred Compensation Plan, a non-employee director may elect to defer payment of all or part of the cash retainer and fees which the director is entitled to receive. Amounts deferred are credited with interest and are paid out after the director retires from the Board. The payment may take the form of a lump sum or up to 15 annual installments beginning not later than age 73. If the director dies, the accumulated deferrals are paid to the director's beneficiary.

     For 1998:

     . the interest crediting rate was prime plus 1% for amounts deferred after 1996, 12.25% for amounts deferred from February 1994 to December 1996 and 12.94% for amounts deferred prior to that period under the plan; and

     . the aggregate amount of interest accrued in respect of amounts deferred by participating directors (11 persons) was $380,272.

     In 1991, each director at that time serving on the Board and participating in the plan was given an election to receive his or her account balance as of March 31, 1991, together with interest accumulated on such balance to a date in 2000, in a lump sum in 2000 to the extent that such amounts were not previously distributed. This payment is made only if, in 2000, such director is an active director or a retiree receiving installment payments. If a director who has made such an election dies, the payment will be made to the beneficiary of such director if such beneficiary is then receiving such installment payments. The lump sum payment will be offset against the amounts otherwise payable to the director or beneficiary under the plan.

     In 1992, the plan was amended to provide for an additional lump sum payment election for any additional amounts deferred under the plan from April 1, 1991 through March 31, 1992, together with interest accumulated on such amounts to a date in 2001, with payment of the lump sum to be made in 2001.

     In September 1998, the plan was amended to provide that if the plan is terminated, each participant will be paid the full amount of his or her account in accordance with the terms of the plan and the participant's elections.

Split Dollar Life Insurance Plan for Directors

     Under the Split Dollar Life Insurance Plan for Directors, COMSAT provides death benefits through split dollar life insurance policies to non-employee directors as follows:

     . $50,000 for each year or partial year of his or her Board service until the benefit reaches $200,000;

     . payments increased by 5.5% for each additional year of Board service to age 72 (this increased coverage does not apply to Presidentially-appointed directors); and

     .    coverage continues after retirement from the Board.

     For 1998, the aggregate value of split dollar life insurance premiums paid for the benefit of all covered directors was $112,891.

Non-Employee Directors Stock Plan

     Under the Non-Employee Directors Stock Plan, in March of each year COMSAT grants to each non-employee director an option to purchase shares of common stock. These grants are only given to those non-employee directors who were also serving on the date of the Annual Meeting of Shareholders for the prior year. Certain options have specific terms, as follows:

     . for options granted before 1990, each option is for 2,480 shares, the exercise price per share is the fair market value of a share of common stock on the date of grant, and the option expires 10 years from the date of grant;

     . for options granted from 1990 to 1992, each option is for 2,480 shares, the exercise price per share is 50% of the fair market value on the date of grant, and the option expires 15 years from the date of grant;

     . for options granted after 1992, each option is for 4,961 shares, the exercise price per share is the fair market value of a share of common stock on the date of grant, and the option expires 15 years from the date of grant;

     . all options granted before 1996 under the plan are currently exercisable; and

     . for options granted after 1995, each option becomes exercisable for 2,481 shares one year after the date of grant and for the remaining 2,480 shares two years after the date of grant.

     All data related to shares of common stock, options to purchase shares of common stock and share prices prior to June 27, 1997 have been adjusted to reflect (1) the two-for-one split in COMSAT's common stock effective June 1, 1993, and (2) the spin-off of Ascent Entertainment Group, Inc. to COMSAT's shareholders on June 27, 1997. Pursuant to the Ascent spin-off, all outstanding options under the plan on June 27, 1997 were adjusted by multiplying the number of options held by an adjustment ratio of 1.2402, and the exercise price for such options was adjusted by dividing the exercise price by the same ratio.

     Options become fully exercisable and continue in force for the duration of their terms in the following situations:

     .    termination of service on the Board by reason of retirement at age 72;

     .    expiration of a term as a Presidentially-appointed director;

     .    failure to stand for election with the Board's consent; or

     .    resignation with the Board's consent.

     Options that have not terminated become fully exercisable and continue in force for one year after the date of death of a director. Options terminate immediately if the director's service terminates under any other circumstance.

     Options also become fully exercisable and continue in force for the duration of their terms in the event of certain changes in control. A "Change in Control" includes:

     . the acquisition by any person (other than COMSAT or an employee benefit plan sponsored by COMSAT) of beneficial ownership of 50% or more of the outstanding voting securities of COMSAT;

     . any change in the composition of the Board of Directors such that the elected directors as of May 17, 1996 (referred to as the Incumbent Directors) cease to constitute a majority of the Board (provided that any individual whose nomination or election is approved by a vote of three-fourths of the then Incumbent Directors will be treated as an Incumbent Director);

     . approval by the shareholders of a merger, share exchange, swap, consolidation, recapitalization or other business combination which, if consummated, would result in COMSAT's shareholders holding less than 60% of the combined voting power of COMSAT, the surviving entity or its parent (as applicable);

     . approval by the shareholders of the liquidation or dissolution of COMSAT, or sale by COMSAT of all or substantially all of COMSAT's assets, other than to an entity 80% of the combined voting power of which would be beneficially owned by COMSAT's then existing shareholders; or

     . any event which would have to be reported as a "change of control" under the regulations governing the solicitation of proxies by the SEC.

     In September 1998, the plan was amended to provide that only the closing of the Merger with Lockheed Martin Corporation, and not any of the other transactions contemplated by the Merger Agreement, would constitute a "Change in Control" for purposes of this plan.

     In 1998, options for a total of 64,493 shares of common stock were granted to non-employee directors at a purchase price per share of $38.1563, which was the fair market value of the common stock on the date of grant. In 1998, Mrs. Benson, Mr. Freeman, Dr. Likins and Mr. Schwartz each exercised 2,480 options granted previously under the plan, and realized net values (market value on exercise date less exercise price) of $52,130; $29,810; $47,325; and $27,950, respectively.

Consulting Arrangements

          On August 26, 1997, COMSAT entered into agreements with Arthur Hauspurg and Howard M. Love, directors who retired at the 1997 Annual Meeting of Shareholders, to retain their advisory services to the Chairman of the Board and the President and Chief Executive Officer for a period of two years at a rate of $25,000 per year.

                             EXECUTIVE COMPENSATION

     The following table shows the compensation for the three fiscal years ended December 31, 1998 received by (i) the Chief Executive Officer; (ii) the other four most highly compensated executive officers of COMSAT who were serving as such at year end 1998; and (iii) Dwight E. Jasmann, who resigned as an executive officer on February 2, 1998, and whose compensation would have been reportable but for the fact that he was not an executive officer of COMSAT at year end 1998. These six individuals are referred to as the Named Executive Officers. The table shows the amounts received or earned by each Named Executive Officer for all three fiscal years, whether or not such Named Executive Officer was an executive officer of COMSAT for each of those three years.

                           Summary Compensation Table

                                           Annual Compensation                        Long-Term Compensation
                         ----------------------------------------------------------------------------------------
Name and                                                            Restricted     Securities
 Principal                                        Other Annual        Stock       Underlying        All Other
 Position            Year   Salary   Bonus (1)  Compensation (2)   Award(s)(3)   Options(#)(4)   Compensation(5)
-----------------------------------------------------------------------------------------------------------------
Betty C.             1998  $533,173  $406,258             $   665      $182,625          30,000           $22,736
Alewine,             1997   472,116   306,756               8,370       498,749               0            22,135
President and        1996   355,846   189,111               3,238       238,188         260,442            20,799
Chief
Executive
Officer
-----------------------------------------------------------------------------------------------------------------
Allen E.             1998   251,516   211,248                 580       121,750          25,000            33,318
Flower, Vice         1997   209,770    83,627               5,622       174,554          49,608            36,855
President and        1996   180,000    73,301              60,122        90,000          43,407            31,578
Chief
Financial
Officer
-----------------------------------------------------------------------------------------------------------------
Dwight E.            1998   252,000   142,396                  44             0               0             9,887
Jasmann,             1997   244,985   204,187              39,961             0          18,603             4,750
President and        1996    98,770   203,600              13,795        97,813          12,402               923
General
Manager,
COMSAT
International(6)
-----------------------------------------------------------------------------------------------------------------
John H.              1998   270,539   173,146                   0        91,313          20,000             4,800
Mattingly,           1997   190,308    75,029                   0        74,820          24,804             4,750
President,           1996   162,039    57,274                   0        35,994          12,402             4,498
COMSAT
Satellite
Services
-----------------------------------------------------------------------------------------------------------------
Benjamin A.          1998   197,667    60,000                   0        60,875          15,000             5,545
Pontano,             1997   152,663    50,000                   0        49,867          18,603             4,610
President,           1996   130,000    42,600                   0             0           3,721             3,900
COMSAT
Laboratories
-----------------------------------------------------------------------------------------------------------------
Warren Y.            1998   286,836   220,997                 521       121,750          25,000            27,419
Zeger,               1997   229,808    94,348               5,466       174,554          49,608            26,938
Vice President,      1996   196,551   181,487               2,422        63,000          37,206            25,871
General
Counsel and
Secretary
-----------------------------------------------------------------------------------------------------------------

(1) Bonus for 1998 for each Named Executive Officer, as indicated below, includes unused credits under the Corporation's cafeteria plan that were paid in cash to the Named Executive Officers. The bonus reflected for Mrs. Alewine for 1997 includes an additional $85,000 over the amount reported last year, which was awarded in 1998 to Mrs. Alewine as a supplemental 1997 bonus. The bonuses reflected for Mr. Flower, Mr. Mattingly and Mr. Zeger for 1998 include special performance-based spot bonuses in the amounts of $100,000; $50,000; and $100,000, respectively. The bonus reflected for Mr. Zeger for 1996 includes a special performance-based spot bonus in the amount of $100,000.


                                            Unused
                           Name             Credits
                           ------------------------
                           Mrs. Alewine     $ 6,258
                           ------------------------
                           Mr. Flower        10,448
                           ------------------------
                           Mr. Jasmann       12,396
                           ------------------------
                           Mr. Mattingly      8,146
                           ------------------------
                           Dr. Pontano            0
                           ------------------------
                           Mr. Zeger          5,997
                           ------------------------

(2) With the exception of Mr. Flower, Other Annual Compensation shown for 1996, 1997 and 1998 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the Named Executive Officer in each year. For Mr. Flower, Other Annual Compensation for 1996 includes $30,000 for club membership fees.

(3) Includes restricted stock awards (RSAs), restricted stock units (RSUs) and phantom stock units (PSUs). Dividends are paid on RSAs. Dividend equivalents are paid on RSUs and PSUs. The number and value of the aggregate restricted stock holdings of each of the Named Executive Officers as of December 31, 1998 are as follows:

                                                    Value as
                                    Number of          of
                 Name             RSAs/RSUs/PSUs    12/31/98
                 --------------------------------------------
                 Mrs. Alewine             67,639   $2,358,910
                 --------------------------------------------
                 Mr. Flower               20,618      719,053
                 --------------------------------------------
                 Mr. Jasmann                   0            0
                 --------------------------------------------
                 Mr. Mattingly             9,201      320,885
                 --------------------------------------------
                 Dr. Pontano               9,441      329,255
                 --------------------------------------------
                 Mr. Zeger                29,300    1,021,838
                 --------------------------------------------

     Awards granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. In lieu of receiving a distribution of Ascent stock, all outstanding RSAs, RSUs and PSUs held on that date were adjusted by multiplying the number of shares or units held by an adjustment ratio of 1.2402. Mr. Jasmann forfeited his restricted stock holdings when he resigned in February 1998.

(4) Options granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. All outstanding options held on that date were adjusted by multiplying the number of options held by an adjustment ratio of 1.2402.

(5) All Other Compensation for 1998 includes the following elements: (i) contributions by the Corporation to the Corporation's 401(k) Plan on behalf of the Named Executive Officers; (ii) above-market interest accrued for the Named Executive Officers under the Corporation's Deferred Compensation Plan; and (iii) life insurance premiums for the Named Executive Officers. The life insurance premiums shown for the Named Executive Officers represent split dollar premiums which include (i) the value of the premiums paid by the Corporation with respect to the term life insurance portion of the policy for each Named Executive Officer, determined under the P.S. 58 table published by the Internal Revenue Service, and (ii) the value of the benefit to each Named Executive Officer of the remainder of the premiums paid by the Corporation, determined by calculating the present value of the cumulative interest payments that would be made based on the assumption that the premiums were loaned to each Named Executive Officer at an interest rate of 7.5% until the Named Executive Officer reaches the normal retirement age of 65, at which time the policy splits and the premiums are refunded to the Corporation.


                                                 Above-     Life
                                 401(k) Plan     Market   Insurance
                 Name           Contributions   Interest   Premiums
             ------------------------------------------------------
             Mrs. Alewine            $4,800    $ 8,680     $ 9,256
            ------------------------------------------------------
             Mr. Flower               4,800     11,048      17,470
            ------------------------------------------------------
             Mr. Jasmann              4,800      5,087           0
            ------------------------------------------------------
             Mr. Mattingly            4,800          0           0
            ------------------------------------------------------
             Dr. Pontano              4,837        708           0
            ------------------------------------------------------
             Mr. Zeger                4,800      7,537      15,082
             -----------------------------------------------------

(6) Mr. Jasmann became an executive officer when he joined the Corporation as President and General Manager, COMSAT International in August 1996. He resigned in February 1998.

Option Grants

     The following table sets forth information on options granted to the Named Executive Officers in 1998.

Option Grants In Last Fiscal Year

 ---------------------------------------------------------------------------------------------------------------------------
                                                    Individual Grants
 ---------------------------------------------------------------------------------------------------------------------------
                    Number of         % of Total Options
                   Securities            Granted to
               Underlying Options       Employees in       Exercise Price                        Grant Date Present
Name             Granted (#)(1)        Fiscal Year(2)         ($/Sh)        Expiration Date          Value(3)
---------------------------------------------------------------------------------------------------------------------------
Mrs. Alewine            30,000              3.23%           $30.4375            02/20/08                 $375,300
---------------------------------------------------------------------------------------------------------------------------
Mr. Flower              25,000              2.69             30.4375            02/20/08                  312,750
---------------------------------------------------------------------------------------------------------------------------
Mr. Jasmann                  0              0.00              0.0000                 ---                        0
---------------------------------------------------------------------------------------------------------------------------
Mr. Mattingly           20,000              2.15             30.4375            02/20/08                  250,200
---------------------------------------------------------------------------------------------------------------------------
Dr. Pontano             15,000              1.61             30.4375            02/20/08                  187,650
---------------------------------------------------------------------------------------------------------------------------
Mr. Zeger               25,000              2.69             30.4375            02/20/08                  312,750
--------------------------------------------------------------------------------------------------------------------------

     (1) The options shown were granted on February 20, 1998 to acquire the Corporation's Common Stock. All options granted in 1998 vest as follows: 25% on the first anniversary of the date of grant; another 25% on the second anniversary of the date of grant; and the remaining 50% on the third anniversary of the date of grant.
     (2) The total number of COMSAT options granted to key employees in 1998 was 930,200.
     (3) The Corporation used the Black-Scholes option pricing model to determine grant date present values using the following assumptions: a dividend yield of 0.84%; stock price volatility of 0.34642; a 6-year option term; a risk-free rate of return of 5.36%; and the vesting schedule described in footnote 1 above. The use of this model is in accordance with SEC rules; however, the actual value of an option realized will be measured by the difference between the stock price and the exercise price on the date the option is exercised.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information on (1) options exercised by the Named Executive Officers in 1998, and (2) the number and value of their unexercised options as of December 31, 1998.

         Aggregated Option Exercises In 1998 And 12/31/98 Option Values

------------------------------------------------------------------------------------------------------------------------------
                                                    Number of Securities Underlying         Value of Unexercised In-The-Money
                                                  Unexercised Options at 12/31/98(1)            Options at 12/31/98
------------------------------------------------------------------------------------------------------------------------------
                    Shares
                  Underlying
                    Options                                            Unexercisable
     Name        Exercised (#)   Value Realized    Exercisable (#)          (#)              Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Mrs. Alewine         203,393      $2,615,608             229,726           160,221           $4,507,469         $2,451,773
-----------------------------------------------------------------------------------------------------------------------------
Mr. Flower            16,371         306,763              58,910            83,910            1,178,565          1,102,292
-----------------------------------------------------------------------------------------------------------------------------
Mr. Jasmann            7,750         103,664               3,101            20,154               59,233            324,497
-----------------------------------------------------------------------------------------------------------------------------
Mr. Mattingly              0               0              16,122            44,804              289,640            489,728
-----------------------------------------------------------------------------------------------------------------------------
Dr. Pontano                0               0              23,254            30,813              359,938            310,484
-----------------------------------------------------------------------------------------------------------------------------
Mr. Zeger            111,618       1,909,430             111,797            80,809            1,805,076          1,039,153
-----------------------------------------------------------------------------------------------------------------------------


     (1) Options granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. All outstanding options held on that date were adjusted by multiplying the number of options held by an adjustment ratio of 1.2402.

Pension Plans

     The following table shows the estimated annual benefits payable upon retirement under the Corporation's Retirement Plan to persons in the salary and years-of-service classifications specified. The Internal Revenue Code limits the annual benefits payable under the Retirement Plan. Under this limitation, the maximum annual benefit for 1998 is $130,000.

Estimated Annual Benefits - COMSAT Corporation Retirement Plan

----------------------------------------------------------------------------
                                            Years of Service
----------------------------------------------------------------------------
Average Annual Salary ($)         15        20        25        30        35
----------------------------------------------------------------------------
       100,000               $24,768  $ 33,633  $ 42,738  $ 51,362  $ 60,227
----------------------------------------------------------------------------
       150,000                38,543    52,408    66,272    80,137    94,002
----------------------------------------------------------------------------
       200,000                48,552    67,417    86,282   105,147   124,011
----------------------------------------------------------------------------
       250,000                55,340    79,205   103,070   126,934   130,000
----------------------------------------------------------------------------
       300,000                60,340    89,205   118,070   130,000   130,000
----------------------------------------------------------------------------
       350,000                65,340    99,205   130,000   130,000   130,000
----------------------------------------------------------------------------
       400,000                70,340   109,205   130,000   130,000   130,000
----------------------------------------------------------------------------
       450,000                75,340   119,205   130,000   130,000   130,000
----------------------------------------------------------------------------
       500,000                80,340   129,205   130,000   130,000   130,000
----------------------------------------------------------------------------
       550,000                85,340   130,000   130,000   130,000   130,000
----------------------------------------------------------------------------
       600,000                90,340   130,000   130,000   130,000   130,000
----------------------------------------------------------------------------

     The compensation covered by the Retirement Plan includes only base salary. Benefits are determined on a straight life annuity basis under a formula based on length of service and average annual base salary for the highest five consecutive years during the final 10 years of employment. Prior to 1989, benefits were offset by a portion of each participant's estimated Social Security benefits. Beginning in 1989, each participant accrues a benefit at a specified percentage of salary up to the Social Security wage base, and at a higher percentage of salary above the Social Security wage base. The years of credited service for the Named Executive Officers as of December 31, 1998 are as follows:

-------------------
Mrs. Alewine     12
-------------------
Mr. Flower       29
-------------------
Mr. Jasmann       2
-------------------
Mr. Mattingly     4
-------------------
Dr. Pontano      14
-------------------
Mr. Zeger        23
-------------------

Insurance and Retirement Plan for Executives

     COMSAT also maintains the Insurance and Retirement Plan for Executives, which covers those executive officers and other key employees who are designated by the Board of Directors to participate. The plan provides an annuity for life equal to 60% (70% for the Chief Executive Officer) of the participant's average annual compensation (salary and incentive compensation) during the 48 consecutive months of highest compensation (or during all consecutive months of employment if the participant has been employed less than 48 months), offset by pension benefits payable under the Retirement Plan, the qualified retirement plans of former employers, Social Security, and government and military pensions.

     Payment begins upon the participant's normal retirement at age 65.
However, a participant in the plan may retire as early as age 55. If a participant retires before age 62, the Board must consent to such early retirement. A participant who retires early will receive an annuity reduced by 3% for each year that payment begins before age 62. For employees who became participants in the plan before January 1, 1993, benefits vest ratably over the first five years of the participant's service. For employees who become participants in the plan on or after January 1, 1993, benefits are 50% vested after five years of service and then vest an additional 10% per year over the following five years of service, provided that the sum of the participant's age and years of service equals 60. See "Agreements with Current Executive Officers."

     The annual benefits payable upon retirement at age 65 based upon the 48 consecutive months of highest compensation as of December 31, 1998 for each of the Named Executive Officers under the plan are:

-------------------------
Mrs. Alewine     $400,520
-------------------------
Mr. Flower        107,739
-------------------------
Mr. Jasmann           N/A
-------------------------
Mr. Mattingly         N/A
-------------------------
Dr. Pontano           N/A
-------------------------
Mr. Zeger         114,452
-------------------------

     Mrs. Alewine, Mr. Flower and Mr. Zeger are each 100% vested in the plan. Mr. Jasmann, Mr. Mattingly and Dr. Pontano do not participate in the plan.

Change in Control Severance Plan

     On September 18, 1998, COMSAT adopted the Amended and Restated Change in Control Severance Plan. The plan amends and restates the Change in Control Severance Plan adopted by COMSAT on June 20, 1997. The plan generally provides severance payments and benefits to specified key employees, including certain executive officers, of COMSAT who incur a termination of employment under certain circumstances following a change in control of COMSAT. The plan covers Mr. Mattingly and Dr. Pontano but does not cover Mrs. Alewine, Mr. Flower or Mr. Zeger, who each have severance arrangements under their employment agreements, or Mr. Jasmann, who is no longer an executive officer. Participants under the plan are classified as either Group I Participants, Group II Participants or Group III Participants. For purposes of the plan, the definition of change in control is substantively identical to the definition of such term described under the caption "Agreements with Current Executive Officers."

     Under the plan, if a change in control of COMSAT occurs and a participant's employment is terminated during the period beginning on the date of the change in control and ending on the date which is eighteen months after the date of such change in control (a) by COMSAT other than for cause or disability, or (b) by the participant for good reason, then, in lieu of any other severance payments or severance benefits payable to the participant by the Company, the participant will be entitled to receive the following during the benefits continuation period:

          . base salary;

          . targeted annual bonus under COMSAT's Annual Incentive Plan; and

          . the same group health and welfare benefits to which the participant would have been entitled had he or she remained continuously employed by COMSAT during the benefits continuation period.

     For purposes of the plan, benefits continuation period means with respect to each Group I, Group II and Group III Participant, respectively, the 24 month, 18 month and 15 month periods immediately following the participant's date of termination of employment. Mr. Mattingly and Dr. Pontano are Group I Participants.

Retention Bonus Plan

     On September 18, 1998, COMSAT adopted the Retention Bonus Plan. The Retention Bonus Plan generally provides retention bonuses to specified key employees who remain employed by COMSAT, or whose employment is terminated under specific circumstances, through specified dates following the signing of the either Group I Participants or Group II Participants. The plan covers Mr. Mattingly and Dr. Pontano, who are Group I Participants, but does not cover Mrs. Alewine, Mr. Flower or Mr. Zeger, who each have similar bonus arrangements under their employment agreements, or Mr. Jasmann, who is no longer an executive officer.

     Under the Retention Bonus Plan, each Group I Participant will be entitled to receive the following retention bonuses, subject to such person's continued employment through a specified date:

          . a bonus on the earliest of:

            (a)  the completion of the Merger;
            (b) the termination date of the Merger pursuant to the Merger Agreement; or
            (c) September 18, 2000, equal to 50% of the sum of the participant's highest base salary plus his or her highest targeted annual bonus under COMSAT's Annual Incentive Plan; and

          . a bonus on the 18-month anniversary of the closing of the Merger equal to 100% of the sum of the particpant's highest base salary plus his or her highest targeted annual bonus under COMSAT's Annual Incentive Plan.

     If, on or before the date on which a bonus would be paid, a Group I Participant's employment is terminated without cause or by reason of his or her death or disability, or, if a Group I Particpant elects to terminate his or her employment for good reason, such Group I Particpant will be entitled to receive a payment upon termination, instead of any bonuses which have not yet become payable to the participant under the Retention Bonus Plan, in an amount equal to the bonus to which he or she would have been entitled had he or she remained employed by COMSAT through the date on which the next bonus will be paid. If, however, the aggregate amount of any severance payments to which the participant is entitled under any severance plan of COMSAT is greater than or equal to the amount of the bonus payable upon such a termination under the Retention Bonus Plan, then the participant will forfeit all rights to receive such payment and any other bonus payments that have not yet become payable to the participant under the Retention Bonus Plan. In the event that the participant receives a payment upon termination of employment under the Retention Bonus Plan, such plan of COMSAT to the extent that such severance payment is based on the participant's salary and/or bonus.

     Group II Participants are entitled to receive bonuses under the Retention Bonus Plan at the same times and, in general, on the same terms as the Group I Participants, except that the bonuses are based on a lower percentage of their base salary and targeted annual bonus.

Agreements With Current Executive Officers

     COMSAT has entered into an employment agreement with Mrs. Alewine dated July 19, 1996, and has entered into employment agreements with Mr. Flower and Mr. Zeger dated April 18, 1997 (each an Executive and collectively the Executives). On September 18, 1998, COMSAT amended the employment agreements in connection with the Lockheed Martin Merger.

     The agreements include the following terms:

     . for Mrs. Alewine, successive three-year terms from each successive day after July 19, 1996 until July 19, 2003; for Mr. Flower, a three-year term; and for Mr. Zeger, a five-year term. The amendments extended the term of Mr. Flower's employment agreement for two years until April 17, 2002;

     . for Mrs. Alewine, base salary of $450,000 for the first year, with an increase to $500,000 in the second year; for Mr. Flower, base salary of $210,000 per year; for Mr. Zeger, base salary of $230,000 per year; for each Executive, further increases in base salary are subject to the discretion of COMSAT's Board;

     . eligibility for an annual bonus based on performance measures determined by the Board's Compensation Committee with a target bonus equal to 70% of Mrs. Alewine's base salary, 50% of Mr. Flower's base salary, and 50% of Mr. Zeger's base salary;

     . for termination without cause, or if the Executive elects to terminate his or her employment for good reason, the Executive will be entitled to receive:

          (a)  his or her then current base salary;
          (b) an annual bonus equal to 70% of Mrs. Alewine's then current base salary, 50% of Mr. Flower's then current base salary, and 50% of Mr. Zeger's then current base salary; and
          (c) all other benefits provided for pursuant to the agreement, which will be deemed fully and immediately vested if subject to vesting.

     Mrs. Alewine will be entitled to receive these amounts for three years from her termination date or until July 19, 2003, whichever is earlier, but in no case for less than one year following termination. Mr. Flower will be entitled to receive these amounts until the later of one year from his termination date or April 17, 2002. Mr. Zeger will be entitled to receive these amounts until April 17, 2002.

     . if Mrs. Alewine's employment is not renewed after July 19, 2003, or is terminated before then either by Mrs. Alewine for good reason or by COMSAT without cause, Mrs. Alewine will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction;

     . if Mr. Flower's employment is not renewed after April 17, 2002, Mr. Flower will be entitled to receive (i) the benefits described above for one year thereafter and (ii) retirement benefits under the Insurance and Retirement Plan for Executives beginning on May 1, 2002 at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction;

     . if Mr. Zeger's employment is not renewed after April 17, 2002, or is terminated before then either by Mr. Zeger for good reason or by COMSAT without cause, Mr. Zeger will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board's discretion to waive such reduction; and

     . in the event that either Mr. Flower or Mr. Zeger dies after his employment terminates but before his retirement benefits begin, under the Insurance and Retirement Plan for Executives, his spouse will receive the death benefits provided in the plan for participants who die while employed by COMSAT.

     On October 17, 1996, Mrs. Alewine was granted (i) an option to purchase 186,030 shares of COMSAT's common stock at a price equal to the market value of the stock on the grant date, which vests 25% after one year, another 25% after the second year and the remaining 50% after the third year; and (ii) 6,201 restricted stock units which vest after three years. On February 20, 1997, Mrs. Alewine was also granted 24,804 restricted stock awards which are subject to the same terms as restricted stock awards made to other executives of COMSAT on that date.

     Pursuant to the amendments, the employment agreements were amended to provide that, upon the occurrence of a change in control, the term of each employment agreement will automatically end on the third anniversary of the date of such change in control.

     As defined in the amendments, a change in control is deemed to have occurred upon the happening of any one of the following events:

     . the acquisition by any person of beneficial ownership of 50% or more of the combined voting power of the outstanding voting securities of COMSAT;

     . any change in the composition of the Board of COMSAT such that the incumbent directors elected as of May 17, 1996 cease to constitute a majority of the Board; however, any individual whose nomination or election is approved by a vote of three-fourths of the then incumbent directors will be treated as an incumbent director;

     . approval by the shareholders of a merger, share exchange, swap, consolidation, recapitalization or other business combination which, if consummated, would result in COMSAT's shareholders holding less than 60% of the combined voting power of COMSAT, the surviving entity or its parent;

     . approval by the shareholders of the liquidation or dissolution of COMSAT, or sale by COMSAT of all or substantially all of COMSAT's assets, other than to an entity 80% of the combined voting power of which would be beneficially owned by COMSAT's then existing shareholders; or

     . any event which would have to be reported as a "change of control" under the regulations governing the solicitation of proxies by the SEC.

     However, if, prior to the occurrence of any of the above events, the Board adopts a resolution specifically providing that the event will not be deemed to constitute a change in control for purposes of the employment agreements, then such event will not constitute a change in control.

     The amendments provide that, with respect to the Lockheed Martin Merger, a change in control of COMSAT for purposes of the employment agreements will be triggered by the closing of the Merger, but not by the signing of the Merger Agreement, the approval by the Board or COMSAT's shareholders of the Merger or the Merger Agreement, the commencement or the closing of the Offer, or the acquisition by Lockheed Martin or Regulus, LLC of COMSAT Government Systems, Inc.

     The amendments also amended the employment agreements to provide that each of the Executives will be entitled to receive the following retention bonuses, subject to his or her continued employment through the applicable dates for such bonuses:

     .    a bonus on the earliest of:

          (a)  the closing date of the Merger;
          (b) the termination date of the Merger pursuant to the Merger Agreement; or
          (c)  September 18, 2000, if the Merger has not closed by then.

          in an amount equal to 150% of the sum of the Executive's base salary plus the Executive's targeted annual bonus, assuming all performance targets are met to the maximum extent, under COMSAT's Annual Incentive Plan; and

     . a bonus on the eighteen month anniversary of the closing date of the Merger in an amount equal to 100% of the sum of the Executive's base salary plus the Executive's targeted annual bonus, assuming all performance targets are met to the maximum extent, under COMSAT's Annual Incentive Plan.

     In the following situations, the Executive will be entitled to receive, in lieu of the retention bonuses described above, a payment in an amount equal to the retention bonus to which the Executive would have been entitled had the Executive remained employed by COMSAT through the applicable date:

     . for termination without cause on or before the applicable date for such bonuses;

     .    by reason of the Executive's death or disability; or

     . if the Executive elects to terminate his or her employment for good reason.

     If the Executive and Lockheed Martin are unable to reach an agreement regarding the terms and conditions of the Executive's employment within 30 days following the closing of the Merger and the Executive's employment is terminated within such 30-day period, the Executive will:

     . forfeit all rights to receive the bonus which otherwise would have been payable to the Executive on the eighteen month anniversary of the closing date of the Merger; or

     . forfeit all rights to the payment in lieu of a bonus which would have been payable to the Executive in the event of a termination of the Executive's employment between the closing date of the Merger and the eighteen month anniversary of the closing date of the Merger.

     The amendments amended the employment agreements to provide that each of the Executives will be entitled to receive the severance benefits and payments to which he or she was entitled under his or her employment agreement prior to the amendments only in the event that the termination of his or her employment which gives rise to such payments occurs prior to a change in control of COMSAT.

     Pursuant to the amendments, each of the employment agreements was also amended to provide that, if a change in control of COMSAT occurs and the Executive's employment is terminated during the period beginning on the date of the change in control and ending on the last day of the Executive's employment term (a) by COMSAT other than for cause or disability, or (b) by the Executive for good reason, then, in lieu of any other severance payments or severance benefits payable to the Executive under the employment agreements, the Executive will be entitled to receive the following until the expiration of the Executive's employment term:

     .    base salary;

     .    targeted annual bonus under COMSAT's Annual Incentive Plan; and

     . continued group health and welfare plan benefits for the Executive and the Executive's dependents (subject to reduction under certain circumstances described in the amendments).

The Executive also will be entitled to receive benefits under COMSAT's Insurance and Retirement Plan for Executives commencing as early as age 55 without any actuarial reduction for early commencement of benefits.

     In addition, the amendments modified the employment agreements to provide that if a change in control of COMSAT occurs and (i) if the Executive and Lockheed Martin have negotiated in good faith but have been unable to reach an agreement regarding the terms and conditions of the Executive's employment within 30 days following the closing of the Merger and the Executive's employment is terminated within the 30 day period, or (ii) if the Executive continues to be employed until the expiration of the Executive's employment term, then the Executive will be entitled to receive the benefits under the Insurance and Retirement Plan for Executives noted above.

     Each of the Executives also would be entitled to receive a gross-up payment if any payment or benefit to the Executive would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code.

     The share amounts discussed in this section have been adjusted to give effect to the Ascent spin-off to COMSAT shareholders on June 27, 1997 by multiplying the number of shares or units held on that date by an adjustment ratio of 1.2402.

Agreement With Former Executive Officer

     COMSAT and Mr. Jasmann entered into a three-year employment agreement dated August 1, 1996 which includes the following terms:

     . base salary of $240,000 per year, subject to increases at the discretion of COMSAT's Board; and

     . guaranteed bonus of $130,000 for 1996 and annual bonuses thereafter based on performance measures determined by the Board's Compensation Committee with a target bonus equal to 40% of Mr. Jasmann's base salary.

     On August 1, 1996, Mr. Jasmann was granted (i) an option to purchase 12,402 shares of COMSAT's common stock at a price equal to the market value of the stock on the grant date, which vests 25% after one year, another 25% after the second year and the remaining 50% after the third year; and (ii) 6,201 restricted stock units which vest after three years.

     On February 2, 1998, Mr. Jasmann resigned pursuant to a provision of the agreement which permitted him to terminate his employment if COMSAT failed to do an initial public offering of COMSAT International by February 1, 1998.
Pursuant to this provision, Mr. Jasmann will continue to receive salary and an annual bonus at the same rate as in effect on the date of his termination until August 1, 1999. His existing stock options, but not his restricted stock units, will continue to vest during that period.

     The share amounts discussed in this section have been adjusted to give effect to the Ascent spin-off to COMSAT shareholders on June 27, 1997 by multiplying the number of shares or units held on that date by an adjustment ratio of 1.2402.

                         CHANGE IN CONTROL ARRANGEMENTS

     Certain of COMSAT's benefit and compensation programs have provisions that are intended to assure the continuity and stability of management and the Board necessary to protect shareholders' interests, and to protect the rights of the participants under those programs, in the event of a change in control of COMSAT. A change in control for this purpose is defined in the same manner as described above under the caption "Directors Compensation - Non-Employee Directors Stock Plan." The following actions will take place upon the occurrence of a change in control:

     . the vesting of all stock options, RSAs, RSUs and PSUs will be accelerated under COMSAT's 1990 and 1995 Key Employee Stock Plans, Non-Employee Directors Stock Plan and Annual Incentive Plan;

     . the deferred compensation accounts under COMSAT's Directors and Executives Deferred Compensation Plan, Annual Incentive Plan and Non-Employee Directors Stock Plan will become immediately payable;

     . participants in the Split Dollar Life Insurance Plans for Directors and for Key Employees will receive fully-paid individual policies;

     . directors will receive an immediate lump sum payment of their accrued benefits under the Directors Retirement Plan using present value assumptions; and

     . participants in COMSAT's Insurance and Retirement Plan for Executives will become vested in their accrued benefits under the plan and will receive an immediate lump sum payment using present value assumptions.

     The Board of Directors retains the authority under the change in control provisions to determine that the provisions should not apply to a particular transaction. In the event of such a determination, the vesting of stock awards and the payment of various plan benefits would not be accelerated. This feature is intended to afford the Board of Directors flexibility in structuring transactions and to encourage negotiated transactions.

     Pursuant to such authority, the Board has adopted resolutions determining that, for purposes of the Insurance and Retirement Plan for Executives, the Deferred Compensation Plan, the Split Dollar Life Insurance Plan for Directors, the Split Dollar Life Insurance Plan for Key Employees and the Annual Incentive Plan, the Merger with Lockheed Martin Corporation and the transactions contemplated by the Merger Agreement will not constitute a change in control of COMSAT. For purposes of the 1990 Key Employee Stock Plan, the 1995 Key Employee Stock Plan, the Non-Employee Directors Stock Plan and the Amended and Restated Change in Control Severance Plan, only the closing of the Merger with Lockheed Martin Corporation, and not any of the other transactions contemplated by the Merger Agreement, will constitute a change in control of COMSAT.

            COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION
                         AND RELATED PARTY TRANSACTIONS

     The following directors of the Corporation, who are also members of the Compensation Committee of the Board of Directors, may be deemed to have a relationship with Lockheed Martin Corporation that may constitute an indirect material interest in the proposed merger between the Corporation and Lockheed Martin. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combination with Lockheed Martin Corporation."

     Standard Technology, Inc., a technology, engineering and systems integration firm, has provided services to Lockheed Martin under various contracts, which resulted from arms's-length negotiations, in connection with a Department of Defense mentor-protege program to encourage large defense contractors to subcontract with minority-owned businesses. Kathryn C. Turner, a director of COMSAT since August 1997, is the Chairperson, Chief Executive Officer and sole shareholder of Standard Technology. Lockheed Martin paid Standard Technology $1,807,711, $2,008,766, $1,846,662 and $2,242,126 in 1998,
1997, 1996 and 1995, respectively, under those contracts. Pursuant to the mentor-protege program, Lockheed Martin agreed to award Standard Technology with a targeted amount of $1 million of contracts per year through 2001. Pursuant to the mentor-protege program, Lockheed Martin also participates on an ad hoc advisory board which provides guidance on business matters and has provided financial assistance to Standard Technology. Lockheed Martin has made an unsecured loan to Standard Technology, which is repayable over a fifteen year period commencing upon the earlier of 2007 or the year after Standard Technology achieves annual revenues in excess of $25 million. As of March 1, 1999, the outstanding balance of the loan was $2,632,166, which includes previously capitalized interest. Interest does not currently accrue on the loan but will accrue at 8% per annum on the unpaid principal amount once repayment is required. In addition, Lockheed Martin has guaranteed up to $2 million of Standard Technology's borrowings under a line of credit with a commercial bank, which also is secured by Standard Technology's accounts receivable and a personal guarantee by Ms. Turner.

     Pursuant to a continuing engagement, the law firm of Wunder, Knight, Levine, Thelen & Forscey has provided Lockheed Martin general legislative support. Peter S. Knight, a Presidentially-appointed director of the Corporation since September 1994 and partner in the law firm of Wunder, Knight, Levine, Thelen & Forscey, has rendered services to Lockheed Martin pursuant to such engagement. Lockheed Martin paid Wunder, Knight, Levine, Thelen & Forscey $161,669, $112,129, $135,325 and $151,370 for services rendered and expenses incurred during 1998, 1997, 1996 and 1995, respectively.

     Caleb B. Hurtt, a director of the Corporation since May 1996 and a director of Lockheed Martin, may be deemed to have beneficial ownership of 5,672 shares of Lockheed Martin common stock as of March 1, 1999. He also had 1,013 phantom stock units credited to an account in a Lockheed Martin deferred compensation plan as of March 1, 1999.

    COMMITTEE ON COMPENSATION AND MANAGEMENT DEVELOPMENT REPORT ON EXECUTIVE
                                  COMPENSATION

     The Committee on Compensation and Management Development, which is composed of independent outside directors, is responsible for establishing and administering the Corporation's executive compensation philosophy. Set forth below is the Committee's report on the 1998 compensation of the executive officers of the Corporation, including Mrs. Alewine, the Chief Executive Officer, and the other executive officers named in the Summary Compensation Table (the Named Executive Officers).

     The Corporation's executive compensation philosophy is designed to attract, motivate and retain talented executives critical to the long-term success of the Corporation. One of the objectives of this philosophy is to align executive compensation more closely with the interests of shareholders through performance incentives. The main components of this philosophy are annual compensation, consisting of salary plus bonuses awarded under the Corporation's Annual Incentive Plan, and long-term compensation, consisting of stock-based incentives. The Committee reviews and recommends to the Board the annual compensation of all executive officers, and reviews and approves executive officers' long-term compensation.

     There are two groups of competitive companies that are used in the executive compensation analysis. The first group, consisting of the companies that make up the Peer Group Index discussed under the caption "Performance Graph," is used to compare executive compensation strategy and practices. The second group, consisting of companies in the telecommunications industry with revenues comparable to the Corporation's, is used to benchmark competitive compensation levels.

Annual Compensation

     Mrs. Alewine has an employment agreement as Chief Executive Officer dated July 19, 1996 which is summarized under the caption "Agreements with Current Executive Officers." Pursuant to the agreement, Mrs. Alewine received a base salary of $450,000 for the first year and an increase to $500,000 beginning in the second year. In July 1998, the Committee recommended to the Board that Mrs. Alewine's base salary be increased to $575,000 based on market data for a comparable Chief Executive Officer position and her performance in the last year. The Board approved the Committee's recommendation. Mrs. Alewine's employment agreement specifies an annual bonus target of 70% of her base salary. In addition, the agreement provides for the Committee to determine the performance measures and other factors used to determine her bonus in consultation with Mrs. Alewine. These factors included the Corporation's financial results, Mrs. Alewine's success in meeting personal objectives for 1998 which she presented to the Committee and the Corporation's achievement of strategic objectives. These strategic objectives included the merger agreement with Lockheed Martin Corporation, deregulation of the Corporation's largest business unit, completion of the restructuring commenced in 1997 with the sale of the Corporation's manufacturing unit, avoidance of adverse proposed legislation in the 105/th/ Congress, and rapid progress in the privatizations of INTELSAT and Inmarsat, the two global satellite consortia in which the Corporation is the U.S. owner, including the spin-off of twenty five percent of INTELSAT's satellite fleet into a new commercial company named New Skies Satellites. The Committee considered all of these factors in arriving at a bonus recommendation for Mrs. Alewine. The Committee recommended, and the Board approved, payment of a 1998 cash bonus award of $400,000 for Mrs. Alewine.

     Base salary ranges have been established for the other executive officers based on the average of the market for comparable positions in the revenue group of competitive companies. Individual salaries within each range are based on recommendations to the Committee by the Chief Executive Officer taking into account such factors as total professional experience, performance, and experience in the current assignment. The bonus opportunities for other executive officers for 1998 were based on a range of award percentages of base salary for each position determined by the Committee. A portion of each bonus award was tied to corporate performance criteria based on the achievement of financial measures as compared to planned performance, and individual performance criteria based on the Committee's evaluation of each individual executive officer's achievement of established performance goals for the year. The Committee recommended a bonus award for each executive officer based on a bonus range and the performance measures noted above. The Board had final approval authority for these awards. Mr. Jasmann, who resigned as an executive officer in February 1998, received the same bonus as he did the prior year in accordance with the terms of his employment agreement with the Corporation, which expires on August 1, 1999.

Long-Term Compensation

     Long-term compensation is an integral element of the Corporation's executive compensation philosophy because the Committee believes that stock ownership by senior management and stock-based performance-compensation arrangements enhance shareholder value. The Corporation's long-term compensation strategy includes a blend of stock compensation. For 1998, awards by the Committee consisted of non-qualified stock options and restricted stock awards (RSAs). These awards were consistent with ranges in the revenue group of competitive companies approved by the Committee. The stock option ranges position the Corporation at the median of the market for these companies while the performance-based restricted stock awards allow for total long-term compensation to reach the 75th percentile for this market if the business achieves prescribed performance standards over the long term. At the Committee's request, an independent executive compensation consultant conducted a review of total compensation for Mrs. Alewine and the other Named Executive Officers which included stock award recommendations. The Committee endorsed the consultant's methodology for developing recommendations for 1998 stock grants whereby base salary, bonus and long-term compensation (stock option and restricted stock awards) would be measured against market data on total compensation for comparable positions.

     A portion of executive compensation is represented by stock options granted at fair market value, which the Committee believes provide a tie to shareholder interests. In 1998, Mrs. Alewine received a grant of 30,000 stock options in accordance with the methodology approved by the Committee.

     Stock options were granted to the other Named Executive Officers in February 1998 as reflected in the table above setting forth 1998 option grants. These stock option awards were determined on the basis of two factors. First, the Committee established target award guidelines for each executive officer based on a competitive analysis of total compensation for each executive officer. Second, the Committee approved the actual awards for each executive officer based on these guidelines and performance recommendations made by Mrs. Alewine based on her evaluation of each officer's performance for 1997.

     RSAs are restricted shares of COMSAT stock which are granted to executive officers and selected key employees as a performance incentive and a retention device based on the vesting schedule established by the Committee for each grant. The vesting of RSAs is subject to both a length of service requirement and the achievement of objective performance-based criteria which have been approved by the Committee. The percent of the award earned is based on the level of achievement of the performance objectives over the performance period established by the Committee. The RSAs earned then become subject to vesting over an additional 1, 2 and 3 years at the rate of 20%, 40% and 40%, respectively. Mrs. Alewine received 6,000 RSAs in February 1998. The other Named Executive Officers also received RSAs in February 1998 as shown in the Summary Compensation Table, the number of which in each case was consistent with the guidelines approved by the Committee.

     The performance-based criteria applicable to RSAs are intended to ensure the Federal tax deductibility under Section 162(m) of the Internal Revenue Code of compensation paid to the Corporation's executive officers pursuant to RSAs. The Corporation intends to preserve the tax deductibility under Section 162(m) of all compensation paid to its executive officers.

Committee on Compensation and Management Development

Caleb B. Hurtt, Chairman
Neal B. Freeman
Peter S. Knight
Robert G. Schwartz
Kathryn C. Turner


PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return for the Corporation's Common Stock with the cumulative total return of the S&P 500 Stock Index and a Peer Group Index constructed by the Corporation for the five fiscal years beginning on January 1, 1994 and ending on December 31, 1998. The Peer Group consists of three long-distance telecommunications companies (AT&T, MCI WorldCom and Sprint), and the following satellite industry companies (the years for which the returns of such companies have been included in the five-year period are noted in parentheses): American Mobil Satellite Corporation (all years), Asia Satellite Telecom (American Depository Receipts (ADRS) (1996-98), British Sky Broadcasting Group (ADRS) (1995-98), Echostar Communications Corporation (1996-98), Globalstar Telecommunications Ltd. (1996-98), Iridium World Communications (1996-98), Loral Space and Communications Ltd. (1997-98), PanAmSat Corporation (1996-98), PT Pasifik Satelit Nusantara (ADRS) (1996-98) and U.S. Satellite Broadcasting Co. (1996-98). Returns for MCI WorldCom use WorldCom, Inc. data for all years and include MCI Corporation data for 1998.

             Comparison of Five-Year Cumulative Total Return Among
                  COMSAT, S & P 500 Index, & Peer Group Index
      (Assumes $100 Invested on December 31, 1993 & Dividends Reinvested)




                       [PERFORMANCE GRAPH APPEARS HERE]


           COMSAT     S&P 500     Peer Group
1993        100         100          100
1994         65         101           95
1995         67         139          131
1996         92         171          140
1997        107         229          191
1998        160         294          277

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Beneficial Owners

     COMSAT has reviewed the Schedules 13G or 13D filed with the Securities and Exchange Commission (SEC) as of March 1, 1999, the most recent practicable date for such information. COMSAT believes that the following table includes a complete list of the persons that beneficially owned more than 5% of COMSAT's common stock on that date.

---------------------------------------------------------------------------
                                          Amount and
                                            Nature
                                         of Beneficial
Name and Address of Beneficial Owner      Ownership(1)     Percent of Class
---------------------------------------------------------------------------
FMR Corp.(2)                                    3,975,812              7.56
---------------------------------------------------------------------------
Morgan Stanley Dean Witter & Co.(3)             3,355,632              6.38
---------------------------------------------------------------------------

(1)  Each number in this column has been rounded to the nearest whole share.
(2) FMR Corporation, a Massachusetts corporation, is located at 82 Devonshire Street, Boston, Massachusetts 02109. FMR Corporation filed an amendment to its Schedule 13-D on February 25, 1999 reporting on a voluntary basis that FMR and Fidelity International Limited, a Bermuda company, may be deemed to have jointly owned as of that date a total of 3,975,812 shares of COMSAT common stock.
(3) Morgan Stanley Dean Witter & Co., a Delaware corporation, is located at 1585 Broadway, New York, New York 10036. Morgan Stanley Dean Witter Investment Management Limited, organized under the laws of England, is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. that is located at 25 Cabot Square, Canary Wharf, London E14 4QA, England. The two companies filed a joint amendment to Schedule 13-G on February 10, 1999 in which it was reported that the two companies together beneficially owned an aggregate of 3,355,632 shares of COMSAT common stock. Of this amount, Morgan Stanley Dean Witter Investment Management Limited beneficially owned an aggregate of 3,204,637 shares of COMSAT common stock.

Management

     The following table sets forth information as of March 1, 1999, the most recent practicable date for such information, regarding the beneficial ownership of COMSAT's common stock by all directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. Under the rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared voting or investment power, and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

--------------------------------------------------------------------------------
                                                          Amount and Nature of
Name(1)                                                  Beneficial Ownership(2)
--------------------------------------------------------------------------------
Betty C. Alewine                                                   393,138   (3)
--------------------------------------------------------------------------------
Marcus C. Bennett                                                    2,480
--------------------------------------------------------------------------------
Lucy Wilson Benson                                                  40,485
--------------------------------------------------------------------------------
Edwin I. Colodny                                                    47,749
--------------------------------------------------------------------------------
Lawrence S. Eagleburger                                             13,102
--------------------------------------------------------------------------------
Allen E. Flower                                                    123,818   (4)
--------------------------------------------------------------------------------
Neal B. Freeman                                                     32,165
--------------------------------------------------------------------------------
Caleb B. Hurtt                                                       8,441
--------------------------------------------------------------------------------
Dwight E. Jasmann                                                    9,474   (5)
--------------------------------------------------------------------------------
Peter S. Knight                                                     13,402
--------------------------------------------------------------------------------
Peter W. Likins                                                     38,335   (6)
--------------------------------------------------------------------------------
Charles T. Manatt                                                   13,902
--------------------------------------------------------------------------------
John H. Mattingly                                                   47,689   (7)
--------------------------------------------------------------------------------
Benjamin A. Pontano                                                 48,703   (8)
--------------------------------------------------------------------------------
Larry G. Schafran                                                    7,480   (9)
--------------------------------------------------------------------------------
Robert G. Schwartz                                                  44,285
--------------------------------------------------------------------------------
Kathryn C. Turner                                                    4,480
--------------------------------------------------------------------------------
Guy P. Wyser-Pratte                                              2,020,780  (10)
--------------------------------------------------------------------------------
Warren Y. Zeger                                                    171,781  (11)
--------------------------------------------------------------------------------
All directors and executive officers as a group                  3,106,957  (12)
(22 persons)
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, each person has sole voting and investment power over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the Corporation's Common Stock.
(2)  Each number in this column has been rounded to the nearest whole share.
     The following non-employee directors elected to defer receipt of their 1,000 share annual retainer for 1998 and instead received phantom stock units which are not included in their beneficial ownership of COMSAT Common
     Stock: Mr. Bennett; Mrs. Benson; Mr. Eagleburger; Mr. Hurtt; Mr. Knight; Mr. Manatt; and Mr. Schafran. Beneficial ownership of COMSAT Common Stock includes shares that may be acquired within 60 days after March 1, 1999 through the exercise of options as follows: Mrs. Alewine, 274,432 shares; Mr. Bennett, 2,480 shares; Mrs. Benson, 37,205 shares; Mr. Colodny, 43,408 shares; Mr. Eagleburger, 12,402 shares; Mr. Flower, 99,266 shares; Mr. Freeman, 29,765 shares; Mr. Hurtt, 7,441 shares; Mr. Jasmann, 7,752 shares; Mr. Knight, 12,402 shares; Dr. Likins, 31,005 shares; Mr. Manatt, 12,402 shares; Mr. Mattingly, 33,524 shares; Dr. Pontano, 33,515 shares; Mr. Schafran, 2,480 shares; Mr. Schwartz, 34,725 shares; Ms. Turner, 2,480 shares; Mr. Wyser-Pratte, 2,480 shares; Mr. Zeger, 149,052 shares; and all directors and executive officers as a group, 838,157 shares. The number of option shares and shares awarded under COMSAT benefit plans which are restricted against transfer that are included as beneficially owned have been adjusted to give effect to the Ascent spin-off to COMSAT shareholders on June 27, 1997. All outstanding options and restricted shares held on that date were adjusted by multiplying the number of options or shares held by an adjustment ratio of 1.2402.
(3) Includes 23,666 shares which are restricted against transfer and 1,534 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999.
(4) Includes 12,957 shares which are restricted against transfer and 1,275 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999.
(5) Includes 23 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999. Mr. Jasmann resigned in February 1998.
(6) Includes 2,850 shares over which Dr. Likins shares voting power and investment power with Mrs. Likins.
(7) Includes 7,984 shares which are restricted against transfer and 1,080 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999. Includes 500 shares held by Mr. Mattingly's mother of which Mr. Mattingly disclaims beneficial ownership.
(8) Includes 4,000 shares which are restricted against transfer and 597 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999.
(9) Includes 5,000 shares held by Mrs. Schafran of which Mr. Schafran disclaims beneficial ownership.
(10) Includes 1,961,300 shares owned by investment partnerships and other managed accounts for which Wyser-Pratte Management Co., Inc. and its affiliates are the general partner or investment manager. Mr. Wyser-Pratte beneficially owned 3.84% of the Corporation's outstanding Common Stock as of March 1, 1999.
(11) Includes 13,453 shares which are restricted against transfer and 1,439 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999.
(12) Includes 5,500 shares with respect to which beneficial ownership is disclaimed. Also includes an aggregate of 70,056 shares which are restricted against transfer and 6,379 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 1999. All directors and executive officers as a group beneficially owned 5.90% of the Corporation's outstanding Common Stock as of March 1, 1999.

Changes in Control

     The Corporation has entered into an Agreement and Plan of Merger, dated as of September 18, 1998, by and among the Corporation, Lockheed Martin Corporation, a Maryland corporation, and Deneb Corporation, a Delaware corporation which is a wholly-owned subsidiary of Lockheed Martin. For a description of the transaction see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combination with Lockheed Martin" and Note 2 to the financial statements.

Item 13:  Certain Relationships and Related Transactions

     The following directors of the Corporation may be deemed to have a relationship with Lockheed Martin Corporation that may constitute an indirect material interest in the proposed merger between the Corporation and Lockheed Martin Corporation. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combination with Lockheed Martin."

     For a discussion of certain relationships between Lockheed Martin Corporation and each of Ms. Turner, Mr. Hurtt and Mr. Knight, see "Item 11:
Executive Compensation - Compensation Committee Interlocks, Insider Participation and Related Party Transactions."

     Marcus C. Bennett, a director of the Corporation since August 1997, and the former Executive Vice President and Chief Financial Officer and a director of Lockheed Martin, may be deemed to have beneficial ownership of 197,092 shares of Lockheed Martin common stock as of March 1, 1999. He also had 861 phantom stock units credited to an account in a Lockheed Martin deferred compensation plan as of March 1, 1999.

     Edwin I. Colodny, the Chairman of the Board of COMSAT since April 1997 and a director of the Corporation since May 1992, may be deemed to have beneficial ownership of 4,204 shares of Lockheed Martin common stock as of March 1, 1999.

     Pursuant to a continuing engagement, the law firm of Manatt, Phelps & Phillips, LLP has provided Lockheed Martin general legal and legislative advocacy services in connection with government contracts and contracting opportunities in the state of California. Charles T. Manatt, a Presidentially-appointed director of the Corporation since May 1995 and chairman of the law firm of Manatt, Phelps & Phillips, LLP, has not had any personal involvement with the services rendered pursuant to the engagement. Lockheed Martin paid Manatt, Phelps & Phillips, LLP $65,414, $166,113, $153,126 and $66,686 for
services rendered and expenses incurred during 1998, 1997, 1996 and 1995, respectively.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report

1.   Consolidated Financial Statements and Supplementary Data of Registrant
     a.  Independent Auditors' Report
     b.  Consolidated Financial Statements of COMSAT Corporation and
         Subsidiaries
         (i) Consolidated Income Statements for the Years Ended December 31, 1998, 1997 and 1996
         (ii)  Consolidated Balance Sheets as of December 31, 1998 and 1997
         (iii) Consolidated Cash Flow Statements for the Years Ended December 31, 1998, 1997 and 1996
         (iv) Statements of Changes in Consolidated Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
         (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 1998, 1997 and 1996

2. Financial Statement Schedule Relating to the Consolidated Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1998

     (a) Schedule II - Valuation and Qualifying Accounts

     All other Schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 Agreement and Plan of Merger, dated as of September 18, 1998, among COMSAT Corporation, Lockheed Martin Corporation and Deneb Corporation (Incorporated by reference to Exhibit 2 to Registrant's
     Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

2.2 Carrier Acquisition Agreement, dated as of September 18, 1998, by and among COMSAT Corporation, Lockheed Martin Corporation, Regulus, LLC, and COMSAT Government Systems, Inc. (Incorporated by reference to Exhibit 5 to Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

Exhibit No. 3 - Articles of Incorporation and By-laws

3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993)

3.2 By-laws of Registrant, as amended through April 21, 1997 (Incorporated by reference from Exhibit No. 3.2 to Registrant's Current Report on Form 8-K filed on April 21, 1997.

3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c)f Registrant's Articles of Incorporation (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

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

10.12 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.13 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.14 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.15 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

10.16* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993 (Incorporated by reference from Exhibit No. 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.17 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.18 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.19 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.20 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.21 Amendment to Exhibit 10.20 dated as of December 1, 1995 (Incorporated by reference from Exhibit No. 10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.22 Amendment to Exhibit 10.20 dated as of January 8, 1997 (Incorporated by reference from Exhibit No. 10.32 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.23 Agreement dated November 6, 1998, between Registrant and MCI International, Inc. relating to exchange of traffic.

10.24 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.25 Amendment to Exhibit 10.24 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995)

10.26 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.27 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National

       Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.28 Amendment No. 1 to Exhibit 10.27 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

10.29 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.30 Amendment to Exhibit 10.29 dated as of July 1, 1995 (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.31 Amendment to Exhibit 10.29 dated as of September 17, 1996 (Incorporated by reference from Exhibit No. 10.41 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.32 Agreement dated June 1, 1996, between Registrant and AT&T relating to exchange of traffic.

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

10.39 Distribution Agreement, dated as of June 3, 1997, between the Registrant and Ascent (Incorporated by reference from Exhibit 10.2 to the Registrant's Report on Form 8-K dated June 18, 1997)

10.40 Tax Disaffiliation Agreement, dated as of June 3, 1997, between the Registrant and Ascent (Incorporated by reference from Exhibit 10.3 to the Registrant's Report on Form 8-K dated June 18, 1997)

10.41 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Betty C. Alewine (Incorporated by reference from Exhibit 9 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.42 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Allen E. Flower (Incorporated by reference from Exhibit 11 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.43 Amended and Restated Employment Agreement, dated as of July 18, 1997, between the Registrant and Warren Y. Zeger (Incorporated by reference from Exhibit 13 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.44 Shareholders' Agreement, dated as of September 18, 1998, between COMSAT Corporation and Lockheed Martin Corporation (Incorporated by reference to
       Exhibit 3 to the Registrant's Solicitation/Recommendation Statement on
       Schedule 14D-9 filed on September 25, 1998)

10.45 Registration Rights Agreement, dated as of September 18, 1998, between COMSAT Corporation and Lockheed Martin Corporation (Incorporated by reference to Exhibit 4 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.46 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Betty C. Alewine, dated as of September 18, 1998 (Incorporated by reference to Exhibit 10 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.47 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Allen E. Flower, dated as of September 18, 1998 (Incorporated by reference to Exhibit 12 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.48 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Warren Y. Zeger, dated as of September 18, 1998 (Incorporated by reference to Exhibit 14 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.49 Stock Purchase and Sale Agreement, dated as of March 16, 1998 among COMSAT Corporation, TBG Industries, Inc. and Prodelin Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998)

10.50 Master Lease Agreement by and between LCOR Clarksburg L.L.C., as Landlord, and COMSAT Corporation, as Tenant, dated as of September 12, 1997.

10.51 Facilities Lease Agreement by and between LCOR Clarksburg L.L.C., as Landlord, and COMSAT Corporation, as Tenant, dated as of September 12, 1997.

10.52 Agreement among COMSAT Corporation, COMSAT Argentina, S.A. and ICO Global Communications (Holdings) Limited, ICO Global Communications Holdings B.V. and ICO Global Communications Services Inc., dated as of September 30, 1998.

10.53* COMSAT Corporation Retention Bonus Plan, effective as of September 18,
       1998 (Incorporated by reference to Exhibit 15 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 18, 1998)

10.54* COMSAT Corporation Amended and Restated Change of Control Severance
       Plan, effective as of September 18, 1998 (Incorporated by reference to Exhibit 16 to the Registrant's Solicitation/Recommendation Statement on
       Schedule 14D-9 filed on September 18, 1998)

10.55* Amendment to COMSAT Corporation 1995 Key Employee Stock Plan, dated as of
       September 18, 1998 (Incorporated by reference to Exhibit 17 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 18, 1998

10.56* Amendment to COMSAT Corporation 1990 Key Employee Stock Plan, dated as of
       September 18, 1998 (Incorporated by reference to Exhibit 18 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 18, 1998

10.57* Amendment to COMSAT Corporation Non-Employee Directors Stock Plan, dated as of September 18, 1998 (Incorporated by reference to Exhibit 19 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 18, 1998

10.58* Amendment to COMSAT Corporation Directors and Executives Deferred
       Compensation Plan, dated as of September 18, 1998 (Incorporated by reference to Exhibit 20 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 18, 1998

Exhibit No. 21 - Subsidiaries of the Registrant as of December 31, 1998

Exhibit No. 23 - Consents of experts and counsel

     Consent of Independent Auditors dated March 24, 1999.

Exhibit No. 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     The Corporation filed a Report on Form 8-K dated December 23, 1998, related to the amicable resolution of a dispute between the Corporation and ICO Global Communications (Holdings) Ltd.

*Compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMSAT CORPORATION
                                       (Registrant)

Date:  March 25, 1999               By /s/ Alan G. Korobov
                                       -----------------------------
                                       (Alan G. Korobov, Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity and as of March 25, 1999. Each person whose signature appears below constitutes and appoints the Registrant's Vice President and Chief Financial Officer, Vice President and General Counsel or Controller his or her true and lawful attorney-in-fact, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

                                    (1)  Principal executive officer

                                    By   /s/ Betty C. Alewine
                                         --------------------------------------
                                         (Betty C. Alewine, President and Chief
                                         Executive Officer and Director)


                                    (2)  Principal financial officer

                                    By   /s/ Allen E. Flower
                                         --------------------------------------
                                         (Allen E. Flower, Vice President and
                                         Chief Financial Officer)


                                    (3)  Principal accounting officer

                                    By   /s/ Alan G. Korobov
                                         --------------------------------------
                                         (Alan G. Korobov, Controller)

                                    (4)  Board of Directors

                                    By   /s/ Edwin I. Colodny
                                         --------------------------------------
                                         (Edwin I. Colodny, Chairman and
                                         Director)


                                    By   /s/ Marcus C. Bennett
                                         --------------------------------------
                                         (Marcus C. Bennett, Director)


                                    By   /s/ Lucy Wilson Benson
                                         --------------------------------------
                                         (Lucy Wilson Benson, Director)


                                    By   /s/ Lawrence S. Eagleburger
                                         --------------------------------------
                                         (Lawrence S. Eagleburger, Director)


                                    By   /s/ Neal B. Freeman
                                         --------------------------------------
                                         (Neal B. Freeman, Director)


                                    By   /s/ Caleb B. Hurtt
                                         --------------------------------------
                                         (Caleb B. Hurtt, Director)


                                    By   /s/ Peter S. Knight
                                         --------------------------------------
                                         (Peter S. Knight, Director)


                                    By   /s/ Peter W. Likins
                                         --------------------------------------
                                         (Peter W. Likins, Director)


                                    By   /s/ Charles T. Manatt
                                         --------------------------------------
                                         (Charles T. Manatt, Director)

                                    By   /s/ Larry G. Schafran
                                         --------------------------------------
                                         (Larry G. Schafran, Director)


                                    By   /s/ Robert G. Schwartz
                                         --------------------------------------
                                         (Robert G. Schwartz, Director)


                                    By   /s/ Kathryn C. Turner
                                         --------------------------------------
                                         (Kathryn C. Turner, Director)


                                    By   /s/ Guy P. Wyser-Pratte
                                         --------------------------------------
                                         (Guy P. Wyser-Pratte, Director)

                      COMSAT CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996

                                              Balance at
                                              Beginning of  Charged to                 Balance at
In thousands                                     Year       Expenses    Deductions(a)  End of Year
---------------------------------------------------------------------------------------------------
1996:
Allowance for loss on accounts receivable        $ 8,251      $3,847      $  939          $11,159
Allowance for loss on investments                      -      $1,105           -          $ 1,105

1997:
Allowance for loss on accounts receivable        $11,159      $6,306      $2,730          $14,735
Allowance for loss on investments                $ 1,105      $1,008           -          $ 2,113

1998:
Allowance for loss on accounts receivable        $14,735      $4,749      $2,361          $17,123
Allowance for loss on investments                $ 2,113      $1,950           -          $ 4,063

(a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.