Form 10-Q
period 1999-03-31
COMSAT CORP
filed 1999-05-17
CIK 22698

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1999
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

52,672,288 shares of the Registrant's common stock were outstanding as of March 31, 1999.

PART I.   Financial Information

Item 1.   Interim Financial Statements for the Corporation (Unaudited)

                      COMSAT CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Income Statements

                                                Three Months Ended March 31,
                                               -----------------------------
In thousands, except per share amounts                   1999        1998
----------------------------------------------------------------------------
Revenues                                             $144,541    $144,717
                                                    ---------   ---------

Operating expenses:
   Cost of services                                    80,502      65,945
   Depreciation and amortization                       42,506      51,495
   Research and development                             1,720       1,798
   General and administrative                           5,201       5,803
   Merger costs                                         1,836           -
                                                    ---------   ---------
   Total operating expenses                           131,765     125,041
                                                    ---------   ---------

Operating income                                       12,776      19,676

Other income (expense), net                            17,097      (2,825)
Interest costs, net of amounts capitalized             (9,777)    (11,332)
                                                    ---------   ---------
Income before income taxes                             20,096       5,519
Income tax expense                                     (8,070)     (1,669)
                                                    ---------   ---------

Net income                                           $ 12,026    $  3,850
                                                    =========   =========

Earnings per common share:
   Basic                                                $0.23       $0.08
   Assuming dilution                                     0.22        0.07

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                March 31,   December 31,
In thousands                                                        1999           1998
---------------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                  $   42,596     $   30,795
   Receivables                                                   139,844        131,052
   Other                                                          39,221         37,118
                                                              ----------     ----------
     Total current assets                                        221,661        198,965
                                                              ----------     ----------

Property and equipment (net of accumulated depreciation
   of $1,085,054 in 1999 and $1,298,336 in 1998)                 943,751      1,209,462
Investments                                                      392,740        249,064
Other assets                                                     127,423        133,307
                                                              ----------     ----------
      Total assets                                            $1,685,575     $1,790,798
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                       $   29,758     $   14,962
   Accounts payable and accrued liabilities                      109,008         88,297
   Due to related parties                                         31,911         30,424
   Other                                                          11,429          7,119
                                                              ----------     ----------
      Total current liabilities                                  182,106        140,802
                                                              ----------     ----------

Long-term debt                                                   367,536        446,832
Deferred income taxes and investment tax credits                 136,866        133,509
Accrued post-retirement benefit costs                             49,173         48,923
Other long-term liabilities                                      141,715        161,692
Preferred securities issued by subsidiary                        200,000        200,000

Stockholders' equity:
   Common stock                                                  433,173        430,537
   Retained earnings                                             252,204        242,809
   Treasury stock                                                 (6,065)        (3,109)
   Unearned compensation                                          (3,657)        (4,652)
   Accumulated other comprehensive loss                          (67,476)        (6,545)
                                                              ----------     ----------
      Total stockholders' equity                                 608,179        659,040
                                                              ----------     ----------
      Total liabilities and stockholders' equity              $1,685,575     $1,790,798
                                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Cash Flow Statements

                                                            Three Months Ended March 31,
                                                            ----------------------------
In thousands                                                         1999           1998
----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $ 12,026       $  3,850
   Adjustments to reconcile net income to net cash
    provided by continuing operations:
      Depreciation and amortization                                42,506         51,495
      Equity in earnings of Inmarsat                               (5,833)             -
      Gain on sale of investments                                 (13,075)          (919)
      Write-off of investment                                           -          1,950
   Changes in operating assets and liabilities                      7,350        (26,869)
   Other                                                            1,770          2,264
                                                                 --------       --------
   Net cash provided by continuing operations                      44,744         31,771
   Net cash used by discontinued operations                        (5,323)        (2,557)
                                                                 --------       --------
   Net cash provided by operating activities                       39,421         29,214
                                                                 --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                             (28,038)       (52,861)
   Investments in unconsolidated businesses                             -         (5,113)
   Proceeds from sale of investments                               15,100          1,200
   Increase in INTELSAT ownership                                 (38,064)          (689)
   Distribution from Inmarsat                                      31,248              -
   Decrease in Inmarsat ownership                                       -          5,999
   Other                                                              330          1,336
                                                                 --------       --------
   Net cash used in investing activities                          (19,424)       (50,128)
                                                                 --------       --------

Cash flows from financing activities:
   Common stock issued                                              1,673         30,513
   Cash dividends paid                                             (2,631)        (2,530)
   Repayment of long-term debt                                     (7,238)             -
   Net short-term borrowings (repayments)                               -         (4,831)
                                                                 --------       --------
   Net cash provided (used) by financing activities                (8,196)        23,152
                                                                  --------       --------

Net increase in cash and cash equivalents                          11,801          2,238
Cash and cash equivalents, beginning of period                     30,795          5,757
                                                                 --------       --------

Cash and cash equivalents, end of period                         $ 42,596       $  7,995
                                                                 ========       ========

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Financial Statement Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by COMSAT Corporation pursuant to the rules and regulations of the SEC. These financial statements should be read together with the financial statements and notes in our 1998 Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.   Agreement and Plan of Merger with Lockheed Martin Corporation

     COMSAT and Lockheed Martin Corporation entered into an Agreement and Plan of Merger on September 18, 1998. Under the terms of the merger agreement, Lockheed Martin will acquire all of the outstanding common stock of COMSAT in a two-step transaction. We incurred merger costs of $1.8 million in the first quarter of 1999 in connection with the proposed merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 15 of this Form 10-Q and in Note 2 to the financial statements in our 1998 Form 10-K for additional information regarding the merger.

3.   Inmarsat Privatization

     Inmarsat completed its privatization on April 15, 1999. As a result, we now use the equity method of accounting to report our 22.2% ownership in the new company. Prior to 1999, we consolidated our share of the accounts of Inmarsat and reported our share of Inmarsat's revenues (net of space segment costs paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the respective categories of our income statement. We now report our proportionate share of Inmarsat's net operating results ($5.8 million in the first quarter of 1999) as equity income in the "Other income (expense), net" category of our income statement. Space segment charges paid to Inmarsat are now reported in cost of services.

     As a result of the Inmarsat privatization and consistent with the equity method of accounting, we have reclassified the following to investments:
     $245.6 million from property and equipment, $15.0 million from current maturities of long-term debt, $13.3 million from due to related parties and $60.0 million from long-term debt. Such amounts total $157.3 million and, when combined with our proportionate share of Inmarsat's ownership of ICO Global Communications (Holdings) Limited of $34.7 million, established our $192.0 million investment in the privatized Inmarsat at March 31, 1999.

     During March 1999, Inmarsat made a special cash distribution to the signatories. We recorded our share of the distribution of $31.2 million as a reduction of our investment in Inmarsat.

4.   INTELSAT Share Change

     We paid $38.1 million to increase our total ownership share of INTELSAT from 18.4% at December 31, 1998 to 20.4% as of March 31, 1999.

5.   Regulatory Environment and Litigation

     Regulatory Environment. Under the Communications Satellite Act of 1962, the International Maritime Satellite Act of 1978 and the Communications Act of 1934, COMSAT is subject to regulation by the Federal Communications Commission with respect to its capital and organizational structure, and with respect to its World Systems and Mobile Communications businesses.
     FCC decisions and policies have had and will continue to have a significant impact on COMSAT. In addition, the telecommunications companies which we operate in various developing countries are subject to regulation by the local regulatory bodies in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, these companies face increasing business uncertainties that could have an adverse effect on their operations.

     On October 28, 1998, the FCC issued a notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end our status as the exclusive provider of INTELSAT services in the U.S. Legislation also has been introduced in the Senate to amend the Satellite Act. We discuss these regulatory and legislative developments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 18 of this Form 10-Q.

     Litigation. COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings, and are subject to various claims and inquiries, which generally are incidental to the ordinary course of our business. See Note 8 for a description of an arbitration proceeding related to the Green Bank contract to which we are a party. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, we do not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on our long-term consolidated financial condition. Nevertheless, the outcome of such matters could materially affect our consolidated results of operations in a given year or quarter.

     In January 1999, the U.S. Department of Justice announced that it intended to join a lawsuit filed by former employees of Electromechanical Systems, Inc. under the qui tam provisions of the Civil False Claims Act. We acquired Electromechanical Systems in 1994 as part of our acquisition of Radiation Systems, Inc., which became part of COMSAT RSI, Inc. We began accounting for COMSAT RSI as a discontinued operation in 1997 and retained Electromechanical Systems when we sold COMSAT RSI in 1998 (see Note 8). The lawsuit names Electromechanical Systems, COMSAT, COMSAT RSI, and several current and former Electromechanical Systems employees and seeks potential damages estimated at up to $40.0 million. The Department of Justice is expected to file its own complaint in this matter and seek to stay the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. We intend to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability that could result from any civil or criminal sanctions the government may seek.

6.   Earnings Per Share

     The following reconciliation illustrates the calculation of our basic and diluted earnings per share amounts for the three month periods ended March 31, 1999 and 1998:

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
     In millions, except per share amounts               1999       1998
     -------------------------------------------------------------------

     Net income                                       $12.0      $ 3.9
                                                     =======    =======

     Basic:
      Weighted average shares outstanding              52.5       50.4
                                                     =======    =======
         Per share                                    $0.23      $0.08
                                                     =======    =======

     Assuming dilution:
      Weighted average shares outstanding              52.5       50.4
      Stock options                                     1.1        1.6
      Restricted stock awards and units                 0.1        0.2
                                                     -------    -------
      Total                                            53.7       52.2
                                                     =======    =======
         Per share                                    $0.22      $0.07
                                                     =======    =======

7.   Comprehensive Income

     Comprehensive income consists of net income and other gains and losses affecting our stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For COMSAT, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities. The components of total comprehensive income (loss) are presented in the following table:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
     In millions                                          1999       1998
     --------------------------------------------------------------------

     Net income                                         $ 12.0      $ 3.9
     Other comprehensive income (loss):
      Unrealized gain (loss) on securities               (10.5)      12.2
      Foreign currency translation                       (50.4)       0.2
                                                       =======     ======
     Total comprehensive income (loss)                  $(48.9)     $16.3
                                                       =======     ======

     The foreign currency translation loss resulted from the devaluation of the Brazilian currency (the Real) during the first quarter of this year. The unrealized loss on securities includes a reclassification adjustment of $8.5 million, net of tax, related to a sale of marketable securities.

8.   Discontinued Operations

     On June 25, 1998, we sold substantially all of COMSAT RSI, Inc. In connection with the sale, COMSAT and the purchaser agreed to indemnify each other against certain losses. Our indemnification obligations generally are limited to losses incurred in excess of an agreed threshold amount
     ($6.7 million) and are capped at a maximum agreed amount ($28.0 million) in respect of claims made within an agreed survival period (generally, approximately two years). In certain instances, however our indemnification obligations are not subject to those limitations.

     Certain of COMSAT RSI's assets were excluded from the sale and retained by COMSAT, including Electromechanical Systems, Inc. and a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia. We also retained a claim against the prime contractor to recover $29.0 million in costs incurred in performing the Green Bank contract, which are in excess of the original contract value. The prime contractor has filed a counterclaim seeking $12.9 million in damages for delay. The claim and counterclaim are currently in arbitration. We may not be successful in collecting all or any portion of this claim.

     The loss upon disposition of discontinued operations is based upon our best estimates of the costs to complete the Green Bank contract, the amount to be realized from the $29.0 million Green Bank contract arbitration claim, potential indemnification claims and other costs related to the discontinued operations. These estimates could change as additional costs are incurred to complete the Green Bank contract, upon resolutioin of the arbitration and upon resolution of other matters related to the COMSAT RSI discontinued operations.

     The net assets of COMSAT RSI remaining were $20.3 million at March 31, 1999 and were $15.0 million at December 31, 1998. The net assets primarily consist of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for the estimated loss on disposal.

9.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. We will adopt SFAS No. 133 in the first quarter of 2000. We are evaluating the impact that implementation of SFAS No. 133 will have on our consolidated financial statements.

10.  Segment Information

     Selected information regarding our operating segments, World Systems (CWS), Mobile Communications (CMC), International (CI) and Laboratories (Labs) follows:

                                      Satellite Services
                                    ----------------------
     In millions                     CWS     CMC     Total     CI      Labs    Other    Total
     -----------------------------------------------------------------------------------------
     For the three months ended:
     March 31, 1999

     Revenues:
      External customers             $78.4   $29.6   $108.0   $27.7    $8.8    $   -    $144.5
      Intersegment                     0.5     0.1      0.6       -     1.1     (1.7)        -
                                  ------------------------------------------------------------
        Total                         78.9    29.7    108.6    27.7     9.9     (1.7)    144.5
                                  ------------------------------------------------------------

     Segment income (loss)            29.3     4.8     34.1     8.8    (1.5)   (21.3)     20.1
     -----------------------------------------------------------------------------------------

     March 31, 1998

     Revenues:
      External customers             $72.4   $40.2   $112.6   $25.1    $7.0    $   -    $144.7
     Intersegment                      0.6     0.6      1.2       -     2.0     (3.2)        -
                                  ------------------------------------------------------------
     Total                            73.0    40.8    113.8    25.1     9.0     (3.2)    144.7
                                  ------------------------------------------------------------

     Segment income (loss)            26.0     8.9     34.9    (4.4)   (2.5)   (22.5)      5.5
     -----------------------------------------------------------------------------------------

     We evaluate the performance of our operating segments based on income
     (loss) before income taxes and interest costs. The "Other" column includes the elimination of intersegment revenues, corporate related items, and interest costs, net of amounts capitalized. We continue to report our proportionate share of Inmarsat's net operating results in the Mobile Communications' segment.

     Mobile Communications' total assets declined from $454.7 million at December 31, 1998 to $344.8 million at March 31, 1999, primarily as a result of the Inmarsat privatization (see note 3).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 1999

                             ANALYSIS OF OPERATIONS

Consolidated Operations

     Mobile Communications, one of our four operating segments, now uses the equity method to account for our 22.2% investment in Inmarsat. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. The change in accounting method did not affect our consolidated net income, but did affect certain categories on the income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in the "Other income (expense), net" category of the income statement.

Revenues

     Consolidated revenues in the first quarter of 1999 were $144.5 million, nominally below the $144.7 million reported in the same period of 1998. Lower revenues in Mobile Communications offset increased revenues in World Systems, International and the Laboratories.

Operating Income

     Operating income for the first quarter was $12.8 million, or $6.9 million below the same period of last year. The change in the method of accounting for our investment in Inmarsat, lower Mobile Communications revenues and costs related to the proposed merger with Lockheed Martin Corporation predominately caused the decrease. Improved operating income in World Systems partially offset those items.

Other Income (Expense), Net

     Other income was $17.1 million for the first quarter of 1999, compared to expense of $2.8 million for the first quarter of 1998. The increase reflects a pre-tax gain of $13.1 million from International's sale of stock in Viatel, Inc. and equity income of $5.8 million from Mobile Communications' investment in Inmarsat. The first quarter 1998 results included a $2.0 million non-cash write-off of the Laboratories' investment in Superconducting Core Technologies, Inc.

Interest Costs, Net of Amounts Capitalized

     Interest costs, net of amounts capitalized, were $9.8 million for the first quarter, or $1.5 million lower than the same period of last year. Lower levels of borrowings and the reclassification of Mobile Communications' share of Inmarsat interest costs to equity income, which is now reported as part of "Other income (expense), net," generated the improvement.

Income before Income Taxes

     Income before income taxes for the first quarter was $20.1 million, an improvement of $14.6 million over the same period of 1998. The gain from the sale of Viatel stock and higher World Systems revenues created the improvement. Lower Mobile Communications revenues and costs associated with the proposed merger with Lockheed Martin partially offset those items.

Income Tax Expense

     For the first quarter of 1999, income tax expense was $8.1 million, or $6.4 million higher than the first quarter of 1998. Improved earnings and a higher effective tax rate than the comparative period of 1998 led to the increase.

Net Income

     Net income for the first quarter of 1999 was $12.0 million, an improvement of $8.2 million over the same period of last year. Diluted earnings per share for the first quarter of 1999 were $0.22, or $0.15 higher than the same period of 1998.

Segment Operating Results

     We report our operating results in four segments: World Systems, Mobile Communications, International and Laboratories. We evaluate the performance of our operating segments based on income (loss) before taxes and interest costs.

     In our 1998 Form 10-Q and 1997 Form 10-K reports, we presented our operating results in two segments: Satellite Services and Network Services. The Satellite Services segment included World Systems and Mobile Communications.
The Network Services segment included International, Laboratories and Government Programs. We began reporting International and Laboratories as separate segments in the fourth quarter of 1998. We now include the results of Government Programs as part of the World Systems segment.

Results by Segment:

                                                Quarter Ended March 31,
                                              ---------------------------
    In millions                                       1999        1998
    ---------------------------------------------------------------------
    REVENUES
    --------
    Satellite Services:
     World Systems                                  $ 78.9      $ 73.0
     Mobile Communications                            29.7        40.8
                                              ---------------------------
     Total Satellite Services                        108.6       113.8
                                              ---------------------------

    International                                     27.7        25.1
    Laboratories                                       9.9         9.0
    Eliminations and other                            (1.7)       (3.2)
                                              ---------------------------
     Total                                          $144.5      $144.7
                                              ===========================

    SEGMENT INCOME (LOSS)
    ---------------------
    Satellite Services:
     World Systems                                  $ 29.3      $ 26.0
     Mobile Communications                             4.8         8.9
                                              ---------------------------
     Total Satellite Services                         34.1        34.9
                                              ---------------------------

    International                                      8.8        (4.4)
    Laboratories                                      (1.5)       (2.5)
                                              ---------------------------
     Total segment income                             41.4        28.0

    General and administrative expense                (5.2)       (5.8)
    Merger costs                                      (1.8)          -
    Interest costs, net of amounts capitalized        (9.8)      (11.3)
    Other                                             (4.5)       (5.4)
                                              ---------------------------
     Total                                          $ 20.1      $  5.5
                                              ===========================


World Systems

     World Systems revenues in the first quarter of 1999 were $78.9 million, which was 8% higher than the same period of 1998. The improvement in revenues was primarily the result of increased demand for Internet services and other high speed data traffic, offset by a slight decline in voice revenues. As a result of the increase in revenues, World Systems income in the first quarter of $29.3 million was 13% higher than the same period of last year.

     In March 1999, we paid $38.1 million to increase our total ownership share of INTELSAT from 18.4% to 20.4%. The increase in ownership share should favorably affect 1999 earnings absent other factors.

Mobile Communications

     Inmarsat completed its privatization on April 15, 1999. As a result, we now use the equity method of accounting to report our 22.2% ownership in the new company. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. Under the pro rata method of consolidation, we reported our share of Inmarsat's revenues (net of the space segment charges that we paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the appropriate categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in "Other income (expense), net" within the Mobile Communications operating segment. The space segment charges that we pay to Inmarsat are now reported in cost of services. Our share of Inmarsat's interest costs is now reported within the Mobile Communications segment. Prior to 1999, Inmarsat's interest costs were reported in "Interest costs, net of amounts capitalized."

     Revenues in Mobile Communications for the first quarter were $29.7 million, or 27% below the first quarter of 1998. Lower analog telephone traffic, principally due to lower usage in the U.S. Government sector, and lower amounts of carrier traffic primarily caused the decline. In addition, reporting Inmarsat's revenues using the equity method of accounting lowered Mobile Communications' revenues by $1.6 million. Mobile Communications' income was $4.8 million for the first quarter, versus $8.9 million in the first quarter of 1998. Lower revenues and reporting our share of Inmarsat interest costs of $1.1 million within the Mobile Communications segment contributed to the decline.
The prior year's results also included a non-recurring $1.0 million gain on the sale of an investment.

International

     International's first quarter 1999 revenues were $27.7 million, or 10% higher than the first quarter of 1998. Improvements in Argentina, Colombia and Mexico more than offset lower revenues in Brazil. Revenues in Brazil were lower than the first quarter of 1998 and were impacted by the devaluation of the Brazilian currency. Income for International in the first quarter was $8.8 million, compared to a loss of $4.4 million for the same period of 1998. International's first quarter 1999 results included a $13.1 million gain from the sale of stock in Viatel, Inc. Excluding the sale of Viatel shares, International's loss was $4.3 million, slightly better than the same period of last year.

Laboratories

     The Laboratories' revenues in the first quarter of 1999 were $9.9 million, or 10% higher than the same period last year, due to growth in our technical consulting business. The loss before taxes in the first quarter was $1.5 million, a $1.0 million improvement over the first quarter of 1998. The prior year results included a $2.0 million write-off of our investment in Superconducting Core Technologies, Inc. Absent this write-off, the Laboratories' loss in the first quarter of 1999 was $1.0 million more than the same period of 1998 and was primarily due to higher sales and marketing costs to expand Laboratories' consulting and product businesses and increased costs in research and development.

                                    OUTLOOK

     Many of the statements that follow are forward looking and relate to anticipated future events and operating results. Statements that look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. These statements and the corporation's future operating results may be affected by the timing and outcome of regulatory and other governmental proceedings, legislative actions, developments concerning the privatization of INTELSAT, the proposed acquisition of COMSAT by Lockheed Martin Corporation, international and domestic business conditions, increased competition from other satellite services providers, the disposition of assets and completion of contracts placed in discontinued operations, the effect of the year 2000 issue on COMSAT, litigation and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although we have attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors that may affect future operating results.

Business Combination with Lockheed Martin

     COMSAT entered into an Agreement and Plan of Merger with Lockheed Martin Corporation on September 18, 1998. Under that agreement, Lockheed Martin will acquire all of COMSAT's outstanding common stock in a two-step transaction.

     The first step is a tender offer, which was commenced on September 25, 1998, by a subsidiary of Lockheed Martin, Regulus LLC, to purchase up to 49% of COMSAT's outstanding common stock at a price of $45.50 per share. The tender offer is currently scheduled to expire on July 2, 1999 but will be extended, as necessary, until September 18, 1999.

     The tender offer will be completed only if the conditions set forth in the merger agreement are satisfied or, to the extent permissible, waived. Some of those conditions are:

  . at least one-third of COMSAT's outstanding common stock must be tendered in the offer;

  .  COMSAT shareholders must approve the merger;

  . receipt of all required consents and approvals from government authorities, including FCC approval for Lockheed Martin to become an authorized carrier and acquire up to 49% of COMSAT's common stock in the tender offer and expiration of all waiting periods under antitrust laws; and

  . there is no event that has had or would reasonably be expected to have a material adverse effect on COMSAT.

     The second step is a proposed merger pursuant to which COMSAT will become a wholly-owned subsidiary of Lockheed Martin. In the merger, shareholders will receive one share of Lockheed Martin common stock for each share of COMSAT common stock that they own.

     The merger will be completed only if the conditions set forth in the merger agreement are satisfied or, to the extent permissible, waived. Some of those conditions are:

  .  completion of the tender offer;

  . amendment of the Communications Satellite Act of 1962 to permit completion of the merger;

  .  receipt of all consents and approvals from governmental authorities; and

  . there is no event that has had or would reasonably be expected to have a significant adverse effect on COMSAT.

     We are working toward completing the tender offer and merger as quickly as possible. However, we do not yet know when the tender offer or merger will be completed as many conditions to each step are beyond our control.

     COMSAT and Lockheed Martin have estimated that the tender offer could close in the summer of 1999. In January 1999, Representative Tom Bliley, Chairman of the House Committee on Commerce, and Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, sent a letter to William E. Kennard, Chairman of the FCC, urging the FCC not to take any action to permit any company (including Lockheed Martin) to purchase more than 10 percent of COMSAT prior to Congress adopting new satellite legislation. If the FCC does not proceed with its review of Lockheed Martin's filings related to the tender offer, or if the FCC delays or slows its review, the tender offer may not be completed in the summer of 1999.

     If Congress does not adopt amendments to the Satellite Act in the next few months, the merger will not occur in 1999, even if the tender offer is completed. If, however, Congress adopts amendments to the Satellite Act in the 1999 legislative session, the merger may occur in late 1999 or early 2000, depending upon when the FCC and Department of Justice grant approvals necessary to complete the merger. No assurance can be given that the requisite legislation will be enacted. If legislation enabling the merger is enacted, FCC approval of the merger will be required in addition to the approvals required for the tender offer. While it is expected that the FCC would act promptly on the matter following enabling legislation, the FCC's response time could affect the estimated time frame for closing the merger.

     If the tender offer is not completed by September 18, 1999 or if the merger is not completed by September 18, 2000, either Lockheed Martin or COMSAT may terminate the merger agreement. Lockheed Martin or COMSAT may elect not to do this or together may elect to amend the merger agreement so that the tender offer or merger could be completed after those dates.

     In connection with the execution of the merger agreement, the parties entered into certain ancillary agreements, including a shareholders agreement, a registration rights agreement and a carrier acquisition agreement. Those agreements are described our 1998 Form 10-K in Note 2 to the financial statements.

Restructuring of Inmarsat and INTELSAT

     The privatization of Inmarsat was completed on April 15, 1999. We now own 22.2% of Inmarsat Holdings, Ltd., a new, independent commercial company based in London, England. The new company is not currently publicly traded. The new company is expected to conduct an initial public offering within approximately two years, subject to market conditions. As a result of the privatization, we are using the equity method to account for our investment in the privatized Inmarsat. We previously used the pro rata consolidation method. This reporting change is not expected to have a material effect on our net income.

     In November 1998, INTELSAT transferred six satellites (five currently in orbit and one to be launched during the 1999-2000 time frame) to New Skies Satellites N.V. New Skies, which is headquartered in the Netherlands, is an entirely separate, independent company spun off from INTELSAT. We use the cost method to account for our 16.6% direct ownership of New Skies. Prior to its creation, the assets and operating results relating to New Skies were included as part of the INTELSAT system and were accounted for using the pro rata consolidation method. During 1998, our share of pre-tax earnings related to the satellites transferred to New Skies was approximately $3 million. As a result of this change in accounting, World Systems' 1999 pre-tax earnings will be lower by approximately this amount in the absence of other factors that may affect operating results in World Systems.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations licensees using INTELSAT satellites that were scheduled to be transferred to New Skies to file license modification applications by July 17, 1998 in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. In September 1998, a competitor of New Skies filed a petition asking the FCC to deny the applications or alternatively to grant the applicants special temporary authority to access New Skies for a limited period and to defer the question of permanent authority to a later date. COMSAT, New Skies, and several of the applicants opposed this petition. The FCC granted special temporary authority to access New Skies following the November 30, 1998 asset transfer. COMSAT expects that the FCC will renew its grant of special temporary authority until it acts on the question of permanent authority. We cannot be assured of or predict the timing of that action. Failure to obtain permanent authority to operate in the U.S. and other jurisdictions could have an adverse affect on New Skies' business plans and operating results.

     INTELSAT's management and Board of Governors are continuing efforts to transform the remaining portion of INTELSAT from a treaty-based, intergovernmental organization to a fully private, commercial company. At INTELSAT's April 1999 Meeting of Signatories, the Signatories endorsed restructuring the organization, reduced the number of restructuring options under consideration and endorsed a timetable calling for the Board of Governors to recommend a single restructuring option to the October 1999 Assembly of Parties, so that a final decision to implement the preferred option can be made during the fourth quarter of 2000. Based on that timetable, it appears that INTELSAT may be in a position to complete its restructuring prior to the end of 2001, the time frame we had previously established as our objective for privatizing INTELSAT. In addition, INTELSAT has stated that, depending on the date of incorporation of the restructured INTELSAT and prevailing market conditions, an initial public offering may be achievable in 2002. We are committed to privatizing the remaining portion of INTELSAT in a pro-competitive manner at the earliest possible time. As a minority shareholder and the U.S. Signatory to INTELSAT, however, we lack the ability to independently effect a restructuring of INTELSAT. The success of our efforts will depend on our ability to achieve a consensus among other Signatories and participating member governments. A two-thirds vote of the governments that are members of INTELSAT will be necessary for approval of any final privatization proposal.

Regulatory and Legislative Developments

     On April 24, 1998, the FCC granted our petition for reclassification as a non-dominant common carrier in markets that currently represent over 90% of World Systems' revenues for INTELSAT services. For those markets, rate-of-return regulation was lifted immediately. On February 9, 1999, the FCC eliminated COMSAT's remaining rate-of-return regulation along thin routes in favor of COMSAT's incentive-based pricing plan. That plan will lower prices for customers on thin routes and, at the same time, ease further the regulatory burden on COMSAT in connection with our INTELSAT business. The FCC also adopted a procedure for reclassifying thin routes as competition increases to make them eligible for non-dominant treatment.

     On October 28, 1998, the FCC issued a separate notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end COMSAT's status as the exclusive provider of INTELSAT services in the United States. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest and acquire an ownership interest in INTELSAT) but does have the authority to require Level 3 direct access (by which users could contract directly with INTELSAT for capacity and bypass COMSAT). The FCC sought comments on its tentative conclusion that it would serve the public interest to mandate Level 3 direct access. Our largest customers and other users filed comments supporting direct access. We filed comments contesting the basis for the FCC's proposed action. Depending on form and timing, the imposition of direct access could have an adverse impact on our financial condition and results of operations. However, we do not believe that the FCC has the current authority to grant direct access under the Satellite Act and would vigorously contest the exercise of such authority by the FCC.

     In October 1998, Congress passed, and the President subsequently signed, the International Anti-Bribery Act of 1998. The act provides that, as of May 1, 1999, an international organization providing commercial satellite services will not be accorded immunity from suit or legal process in connection with its provision of such service, except as required by international agreements to which the United States is a party that are so designated by the President. The Act requires the President to designate those agreements which are subject to the exception and directs the President to take all appropriate actions to reduce or eliminate all privileges and immunities that are not preserved by designation. The President has since delegated this designation authority to the Secretary of State. We opposed prior versions of this legislation but supported it in the form ultimately passed by Congress. We do not believe that enactment of this legislation will have a material effect on our business, because Inmarsat was privatized before May 1, 1999, and the Department of State, acting under delegated authority, has designated the INTELSAT Headquarters Agreement as an international agreement to which the United States is a party, thereby requiring the United States to continue to afford INTELSAT immunity from suit and legal process under the Act.

     On February 4, 1999, Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, introduced the Open-market Reorganization for the Betterment of International Telecommunications (ORBIT) Act (S. 376). COMSAT believes that the ORBIT legislation, on the whole, represents a constructive approach to the privatization of INTELSAT and regulation of COMSAT. Significantly, the ORBIT legislation would repeal the ownership restrictions on COMSAT stock upon enactment and eliminate other outdated provisions in the Satellite Act. We do have concerns with some provisions of the bill, including a requirement that the President withdraw the U.S. from this international organization if full privatization goal is not achieved by 2002. Although we believe privatization of INTELSAT will be completed rapidly, United States withdrawal from INTELSAT in 2002, if privatization is not completed, would have a substantial adverse effect on our financial condition and results of operations. A hearing on the proposed ORBIT legislation was held on March 5, 1999 by the Senate Commerce Subcommittee on Communications. The proposed ORBIT legislation was approved by the Senate Commerce Committee following a markup session on May 5, 1999. The Senate Majority Leader and certain other Senators have, however, expressed reservations concerning the proposed ORBIT legislation. We do not know whether or in what form legislation will be passed by the Senate.

     The House of Representatives is also expected to consider satellite privatization issues this year, most likely in the form of legislation being prepared by Representative Tom Bliley, Chairman of the House Committee on Commerce. At this time, Representative Bliley's timetable for revising and re-introducing his satellite bill passed by the House in the last Congress, which was entitled Communications Satellite Competition and Privatization Act of 1998 (H.R. 1872), is unclear. We opposed H.R. 1872 because it contained provisions that, in our view, would have adversely affected our results of operations and the value of our shareholders' investments in the INTELSAT and Inmarsat satellite systems. The Clinton Administration opposed H.R. 1872 in testimony before the Senate Commerce Committee late last year and in hearings on S. 376 in March of this year.

International Business Conditions

     On January 12, 1999, in response to increasing capital flight, the Brazilian government widened the controlled trading band on its currency, the Real. This created an initial devaluation of over 8% compared to the U.S. Dollar. As support for the currency continued to diminish, it was apparent that the Brazilian government needed to allow a "free-float," which occurred shortly thereafter. As a result, the Brazilian Real devalued 44% as compared to the U.S. Dollar during the first quarter of 1999, and is no longer tied to a fixed trading range. The continued instability of the Real, as well as the current economic climate within Brazil, are expected to negatively impact growth and financial performance of International's operations in Brazil during 1999. In 1998, COMSAT Brazil was International's largest operating company, accounting for approximately 40% of International's revenues. Brazil's economic problems could have a potential "spill-over" effect in other Latin American markets in which International operates.

Year 2000 Issue (Year 2000 Readiness Disclosure)

     The year 2000 issue stems from existing computer programs that were written using two digits rather than four digits to define the applicable year (e.g.,
                                                                        ----
"99" for 1999). Some computer programs that have date-sensitive software may not operate properly when the last two digits become "00," as will occur on January 1, 2000. To the extent that this situation exists, there is the potential for system failure or miscalculations, which could cause a disruption of operations. The problem is not limited to computer programs, as some computer and other operational equipment that have date-sensitive processors may not be able to process dates after December 31, 1999.

     In the second half of 1996, we initiated a program to identify and address year 2000 issues in order to avoid interruption to our operations at the turn of the century. Each of our operating segments, as well as our administrative functions, have completed the inventory and assessment phases of the year 2000 implementation plan and are currently implementing plans to remediate the non-compliant systems identified during these first two phases. We presently believe that necessary changes to our key computer and other operational systems and equipment will be completed and tested by the end of the third quarter of 1999.

     Our current estimate is that it will cost approximately $8 million prior to January 1, 2000 to modify in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue. Of this amount, we have spent $3.6 million, or approximately 45% of the projected amount, through March 31, 1999. Year 2000 modifications and replacements are based on management's current expectations and assumptions, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third-party modification plans. Future events that might cause material differences in management's current expectations and assumptions include, but are not limited to, the availability and cost of personnel with appropriate skills, the ability to locate and correct all relevant computer code, reliance on third parties and similar uncertainties.

     While we are devoting substantial resources to our own year 2000 compliance effort, COMSAT, as well as other international telecommunications carriers, will be dependent, in part, on foreign and other third-party telecommunications carriers being year 2000 compliant. The financial impact on World Systems and Mobile Communications of foreign or third-party telecommunications carriers failing to meet the year 2000 challenge would be realized in either of two ways: loss of revenue due to the inability to complete the up-link or down-link transmissions to or from a satellite and/or a decrease in our share of INTELSAT and Inmarsat operating results. In recognition of the potential financial exposure resulting from this dependency on foreign and third-party telecommunications carriers, we have undertaken, as part of our year 2000 efforts, an analysis of the year 2000 compliance efforts of these telecommunications carriers. In addition to this analysis, we are also utilizing the results of efforts undertaken by the International Telecommunication Union (ITU). We plan to develop contingency plans to deal with this issue depending on the results of our analysis and the year 2000 readiness status of individual telecommunications carriers.

     World Systems derives in excess of 90% of its revenues under long-term contracts. Almost all of these revenues are dependent upon termination with a foreign telecommunication carrier. Even though these long-term contracts are not subject to termination as a result of the year 2000 issue, a significant portion of the expected future World Systems revenues and our share of INTELSAT revenues is generated from services between the United States and areas of the world that may be subject to service interruptions resulting from year 2000 readiness issues. In addition, Mobile Communications derives a significant portion of its revenues from services either originating or terminating outside of the United States. If the originating or terminating carrier is unable to initiate or terminate a call, Mobile Communications, directly and indirectly through our share of Inmarsat revenues, would be adversely affected by reduced revenues. It is not possible for us to accurately quantify the amount, if any, of these exposures at this time.

     International relies on third-party telecommunications carriers to provide services to their customers. We have sought, but have not yet received, final certification regarding year 2000 compliance from all of our third-party carriers. We are developing appropriate contingency plans to mitigate, to the extent possible, the effects of possible non-compliance by third-party carriers.


                        LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash during the first three months of 1999 was cash from operations. Our working capital at March 31, 1999 was $39.6 million, a decrease of $18.6 million from December 31, 1998. This decrease was primarily the result of reclassifying to current liabilities the current portion of our share of INTELSAT's long-term debt and certain other noncurrent liabilities.

     We have access to short-term and long-term financing at favorable rates. Our current long-term debt ratings are A- from Standard and Poor's and A3 from Moody's. Our current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. Following announcement of the proposed merger with Lockheed Martin, both Standard and Poor's and Moody's placed their ratings on our long-term debt under review for possible downgrades. The downgrades would take effect as a result of merging the corporation with a lower-rated parent company. The ratings for commercial paper are not under review at this time. The current ratings on the Monthly Income Preferred Securities issued by COMSAT Capital I, L.P. are BBB from Standard and Poor's and A3 from Moody's.

     Our $200 million commercial paper program had no borrowings outstanding at March 31, 1999. A $200 million credit agreement, expiring at the end of 1999, backs up our commercial paper program. This credit agreement has a one-year option to extend its term to December 31, 2000. We had $36 million remaining under a $100 million medium-term note program at March 31, 1999. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     Our capital structure and debt-financing activities are regulated by the FCC. Under the currently approved FCC guidelines, we are subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. We were in compliance with the $200 million short-term debt limit as of March 31, 1999 with no short-term debt outstanding other than $29.8 million of current maturities of long-term debt. We expect to be in compliance with the other guidelines at December 31, 1999. If we were to fail to satisfy one or more of the FCC guidelines, we would be required to seek advance FCC approval of future financing activities on a case-by-case basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We do not hold or issue derivative financial instruments. We finance our operations and manage our interest rates through a combination of short-term commercial paper, fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowings under our short-term commercial paper program can expose our operating results to changes in short-term rates. At March 31, 1999, no commercial paper was outstanding.

     The corporation invests its excess cash in highly liquid investments with a maturity of three months or less. Such investments can expose our operating results to changes in short-term rates.

     International conducts its operations primarily through majority-owned and wholly-owned subsidiaries. We have financed International's subsidiaries through capital contributions. International's largest subsidiaries utilize the local currency as their functional currency. Therefore, fluctuations in exchange rates relative to the U.S. Dollar are recorded as cumulative translation adjustments as a component of our stockholders' equity. Fluctuations in exchange rates relative to the U.S. Dollar have not had a material impact on our cash flows or results of operations.

PART II.  Other Information

Item 1.   Legal Proceedings
          -----------------
          See note 5 of this Form 10-Q and Item 3 of our 1998 Form 10-K, which are incorporated herein by reference.

Item 2.   Change in Securities
          --------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               --------
               27 - Financial Data Schedule

          (b)  Report on Form 8-K
               ------------------
               Report dated February 22, 1999, announcing that our 1999 Annual Meeting of Shareholders has been scheduled for June 18, 1999 and that, at the request of Lockheed Martin Corporation, the Agreement and Plan of Merger among Lockheed Martin Corporation, Deneb Corporation, a wholly-owned subsidiary of Lockheed Martin Corporation, and COMSAT, dated as of September 18, 1998, will be submitted to shareholders for approval at that meeting.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMSAT Corporation
                               ------------------



                            By  /s/ Alan G. Korobov
                                --------------------
                                 Alan G. Korobov
                                    Controller


Date: May 17, 1999