Form 10-Q
period 1999-06-30
COMSAT CORP
filed 1999-08-16
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1999
                         Commission File Number 1-4929




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





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

52,745,780 shares of the Registrant's common stock were outstanding as of June 30, 1999.

PART I.     Financial Information

Item 1.     Interim Financial Statements for the Corporation (Unaudited)

                      COMSAT CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Income Statements


                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                   ---------------------------  --------------------------
In thousands, except per share amounts                                     1999          1998          1999          1998
--------------------------------------------------------------------------------------------------------------------------

Revenues                                                               $155,925      $151,045      $300,466      $295,762
                                                                       ---------     ---------     ---------     ---------

Operating expenses:
     Cost of services                                                    83,071        65,929       163,573       131,874
     Depreciation and amortization                                       43,938        55,556        86,444       107,051
     Research and development                                             2,183         2,549         3,903         4,347
     General and administrative                                           6,727         6,049        11,928        11,852
     Merger costs                                                         2,057             -         3,893             -
                                                                       ---------     ---------     ---------     ---------
     Total operating expenses                                           137,976       130,083       269,741        255,124
                                                                       ---------     ---------     ---------     ---------

Operating income                                                         17,949        20,962        30,725        40,638

Other income (expense), net                                              14,056        (1,015)       31,153        (3,840)
Interest expense, net of amounts capitalized                             (9,605)      (12,724)      (19,382)      (24,056)
                                                                       ---------     ---------     ---------     ---------
Income before income taxes                                               22,400         7,223        42,496        12,742

Income tax expense                                                      (10,431)       (3,149)      (18,501)       (4,818)
                                                                       ---------     ----------    ---------     ---------

Net income                                                             $ 11,969      $  4,074      $ 23,995      $  7,924
                                                                       =========     =========     =========     =========

Earnings per common share:
     Basic                                                             $   0.23      %   0.08      $  0.46       $  0.15
     Assuming dilution                                                     0.22          0.08         0.45          0.15


The accompanying notes are an integral part of these financial statements.



                      COMSAT CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

In thousands                                                            June 30,   December 31,
                                                                            1999           1998
----------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                        $    60,401   $    30,795
     Receivables                                                          140,575       131,052
     Other                                                                 36,000        37,118
                                                                      -----------   -----------
          Total current assets                                            236,976       198,965
                                                                      -----------   -----------

Property and equipment (net of accumulated depreciation                   934,806     1,209,462
   of $1,128,765 in 1999 and $1,298,336 in 1998)
Investments                                                               372,351       249,064
Other assets                                                              138,787       133,307
                                                                      -----------   -----------
          Total assets                                                $ 1,682,920   $ 1,790,798
                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $    31,063   $    14,962
     Accounts payable and accrued liabilities                             107,587        88,297
     Due to related parties                                                36,361        30,424
     Other                                                                  6,143         7,119
                                                                      -----------   -----------
          Total current liabilities                                       181,154       140,802
                                                                      -----------   -----------

Long-term debt                                                            379,376       446,832
Deferred income taxes and investment tax credits                          127,281       133,509
Accrued post-retirement benefit costs                                      49,273        48,923
Other long-term liabilities                                               140,274       161,692
Preferred securities issued by subsidiary                                 200,000       200,000

Stockholders' equity:
     Common stock                                                         435,491       430,537
     Retained earnings                                                    261,536       242,809
     Treasury stock                                                        (6,094)       (3,109)
     Unearned compensation                                                 (3,414)       (4,652)
     Accumulated other comprehensive loss                                 (81,957)       (6,545)
                                                                      ------------  ------------
          Total stockholders' equity                                      605,562       659,040
                                                                      ------------  ------------
          Total liabilities and stockholders' equity                  $ 1,682,920   $ 1,790,798
                                                                      ============  ============

The accompanying notes are an integral part of these financial statements.




                       COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Cash Flow Statements

                                                                       Six Months Ended June 30,
                                                                    ----------------------------
In thousands                                                                 1999           1998
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                       $    23,995   $     7,924
     Adjustments to reconcile net income to net cash provided
     by continuing operations:
       Depreciation and amortization                                       86,444       107,051
       Equity in earnings of Inmarsat                                      (9,024)            -
       Gain on sale of investments                                        (25,671)         (919)
       Write-off of investment                                                  -         1,950
     Changes in operating assets and liabilities                            1,886        (1,611)
     Other                                                                    711        (2,550)
                                                                      ------------  ------------
     Net cash provided by continuing operations                            78,341       111,845
     Net cash provided (used) by discontinued operations                   (6,208)      113,752
                                                                      ------------  ------------
     Net cash provided by operating activities                             72,133       225,597
                                                                      ------------  ------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (55,194)     (119,435)
     Investments in unconsolidated businesses                                   -        (7,121)
     Proceeds from sale of investments                                     29,541         1,200
     Increase in INTELSAT ownership                                       (38,064)         (689)
     Distribution from Inmarsat                                            31,248             -
     Decrease in Inmarsat ownership                                             -         5,999
     Other                                                                   (676)        1,949
                                                                      ------------  ------------
     Net cash used in investing activities                                (33,145)     (118,097)
                                                                      ------------  ------------

Cash flows from financing activities:
     Common stock issued                                                    3,124        42,366
     Cash dividends paid                                                   (5,268)       (5,145)
     Repayment of long-term debt                                           (7,238)      (11,635)
     Net short-term borrowings (repayments)                                     -      (129,508)
                                                                      ------------  ------------
     Net cash used by financing activities                                 (9,382)     (103,922)
                                                                      ------------  ------------

Net increase in cash and cash equivalents                                  29,606         3,578
Cash and cash equivalents, beginning of period                             30,795         5,757
                                                                      ------------  ------------

Cash and cash equivalents, end of period                              $    60,401   $     9,335
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

2.   Agreement and Plan of Merger with Lockheed Martin Corporation

     COMSAT and Lockheed Martin Corporation entered into an Agreement and Plan of Merger on September 18, 1998. Under the terms of the merger agreement, Lockheed Martin will acquire all of the outstanding common stock of COMSAT in a two-step transaction. We incurred merger costs of $2.1 million in the second quarter of 1999 and $3.9 million in the first six months of 1999 in connection with the proposed merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 16 of this Form 10-Q and Note 2 to the financial statements in our 1998 Form 10-K for additional information regarding the merger.

3.   Inmarsat Privatization

     Inmarsat completed its privatization on April 15, 1999. As a result, we now use the equity method of accounting to report our 22.2% ownership in the new company. Prior to 1999, we consolidated our share of the accounts of Inmarsat and reported our share of Inmarsat's revenues (net of space segment costs paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the respective categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in the "Other income (expense), net" category of our income statement. Space segment charges paid to Inmarsat are now reported in cost of services. Equity income from our investment in Inmarsat was $3.2 million for the three months and $9.0 million for the six months ended June 30, 1999.

     As a result of the privatization and consistent with the equity method of accounting, we reclassified Inmarsat related amounts from property and equipment, current maturities of long-term debt, due to related parties and long-term debt to form our investment in Inmarsat.

     During March 1999, Inmarsat made a special cash distribution to the signatories. We recorded our share of the distribution of $31.2 million as a reduction of our investment in Inmarsat.

4.   INTELSAT Share Change

     During 1999, we paid $38.1 million to increase our total ownership share of INTELSAT from 18.4% at December 31, 1998 to 20.4%.

5.   Regulatory Environment and Litigation

     Regulatory Environment. Under the Communications Satellite Act of 1962, the International Maritime Satellite Telecommunications Act of 1978 and the Communications Act of 1934, COMSAT is subject to regulation by the Federal Communications Commission with respect to its capital and organizational structure, and with respect to its World Systems and Mobile Communications businesses. FCC decisions and policies have had and will continue to have a significant impact on COMSAT. In addition, the telecommunications companies which we operate in various developing countries are subject to regulation by the local regulatory bodies in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, these companies face increasing business uncertainties that could have an adverse effect on their operations.

     On October 28, 1998, the FCC issued a notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end our status as the exclusive provider of INTELSAT services in the U.S. Legislation also has been passed by the Senate to amend the Satellite Act. We discuss these regulatory and legislative developments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 19 of this Form 10-Q.

     Litigation. COMSAT and its subsidiaries are parties to various lawsuits and arbitration proceedings, and are subject to various claims and inquiries, which generally are incidental to the ordinary course of our business. See
     Note 8 for a description of an arbitration proceeding related to the Green Bank contract to which we are a party. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, we do not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on our long-term consolidated financial condition. Nevertheless, the outcome of such matters could materially affect our consolidated results of operations in a given year or quarter.

     In January 1999, the U.S. Department of Justice announced that it intended to join a lawsuit filed by former employees of Electromechanical Systems, Inc. under the qui tam provisions of the Civil False Claims Act. We acquired Electromechanical Systems in 1994 as part of our acquisition of Radiation Systems, Inc., which became part of

     COMSAT RSI, Inc. We began accounting for COMSAT RSI as a discontinued operation in 1997 and retained Electromechanical Systems when we sold COMSAT RSI in 1998 (see Note 8). The lawsuit names Electromechanical Systems, COMSAT, COMSAT RSI, and several current and former Electromechanical Systems employees and seeks potential damages estimated at up to $40.0 million. The Department of Justice is expected to seek to stay the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. We intend to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability that could result from any civil or criminal sanctions the government may seek.

6.   Earnings Per Share

     The following reconciliation illustrates the calculation of our basic and diluted earnings per share amounts for the three and six month periods ended June 30, 1999 and 1998:



                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            ---------------------------------------------------------------
     In millions, except per share amounts               1999       1998                1999           1998
      -----------------------------------------------------------------------------------------------------
     Net income                                      $   12.0    $   4.1            $   24.0     $     7.9
                                                     =========   ========           =========    ==========

     Basic:
     Weighted average shares outstanding                 52.6       51.9                52.5          51.1
                                                     =========   ========           =========    ==========
         Per share                                   $   0.23    $  0.08            $   0.46     $    0.15
                                                     =========   ========           =========    ==========

     Assuming dilution:
     Weighted average shares outstanding                 52.6       51.9                52.5          51.1
     Stock options                                        1.1        1.6                 1.1           1.6
     Restricted stock awards and units                    0.1        0.2                 0.1           0.2
                                                     ---------   --------           ---------    ----------
     Total                                               53.8       53.7                53.7          52.9
                                                     =========   ========           =========    =========
         Per share                                   $   0.22    $  0.08            $   0.45     $    0.15
                                                     =========   ========           =========    =========

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

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                    ------------------------------------------------------------
     In millions                                              1999          1998             1999         1998
     -----------------------------------------------------------------------------------------------------------

     Net income                                            $  12.0        $  4.1          $  24.0       $  7.9
     Other comprehensive income (loss):
          Unrealized gain (loss) on securities               (14.4)          4.5            (24.9)        16.7
          Foreign currency translation                        (0.1)         (5.5)           (50.5)        (5.1)
                                                           --------       -------         --------      -------
     Total comprehensive income (loss)                     $  (2.5)       $  3.1          $ (51.4)       $ 19.5
                                                           ========       =======         ========     ========

     The foreign currency translation loss resulted from the devaluation of the Brazilian currency (the Real) this year. The unrealized loss on securities includes $8.2 million, net of tax, for the three months ended June 30, 1999 and $12.4 million, net of tax, for the six months ended June 30, 1999 to reflect COMSAT's investment in ICO Global Communications (Holdings) Limited at market value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - ICO Global Communications" on page 21 of this Form 10-Q. The unrealized loss on securities also includes reclassification adjustments of $8.5 million, net of tax, for the three months ended June 30, 1999 and $16.7 million, net of tax, for the six months ended June 30, 1999, related to the sale of stock in Viatel, Inc.

8.   Discontinued Operations

     On June 25, 1998, we sold substantially all of COMSAT RSI, Inc. In connection with the sale, COMSAT and the purchaser agreed to indemnify each other against certain losses. Our indemnification obligations generally are limited to losses incurred in excess of an agreed threshold amount ($6.7 million) and are capped at a maximum agreed amount ($28.0 million) in respect of claims made within an agreed survival period (generally, approximately two years). In certain instances, however, our indemnification obligations are not subject to those limitations.

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

     The net assets of COMSAT RSI remaining were $21.2 million at June 30, 1999 and $15.0 million at December 31, 1998. The net assets consist primarily of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for the estimated loss on disposal.

9.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities. "The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 by one year, to June 15, 2000. We will adopt SFAS No. 133 in the first quarter of 2001. We are evaluating the impact that implementation of SFAS No. 133 will have on our consolidated financial statements.

10.  Segment Information


     Selected information regarding our operating segments, World Systems (CWS), Mobile Communications (CMC), International (CI) and Laboratories (Labs) follows:


     Three Months Ended                    Satellite Services
                                          --------------------
     (in millions)                     CWS       CMC       Total      CI       Labs      Other      Total
     -----------------------------------------------------------------------------------------------------

     June 30, 1999:
     Revenues:
          External customers        $   85.9   $  30.7   $ 116.6    $  27.7   $  11.6   $     -   $  155.9
          Intersegment                   0.4       0.2       0.6          -       1.7      (2.3)         -
                                    ---------  --------  --------   --------  --------  --------  --------
          Total                     $   86.3   $  30.9   $ 117.2    $  27.7   $  13.3   $  (2.3)  $  155.9
                                    ========   ========  ========   ========  ========  ========  ========
     Segment income (loss)          $   32.0   $   4.1   $  36.1    $   9.5   $  (0.2)  $ (23.0)  $   22.4
                                    ========   ========  ========   ========  ========  ========  ========

     June 30, 1998:
     Revenues:
          External customers        $   76.1   $  39.4   $ 115.5    $  27.1   $   8.5   $     -   $  151.1
          Intersegment                   0.1       0.7       0.8          -       3.0      (3.8)         -
                                    ---------  --------  --------   --------  --------  --------  --------
          Total                     $   76.2   $  40.1   $ 116.3    $  27.1   $  11.5   $  (3.8)  $  151.1
                                    =========  ========  ========   ========  ========  ========  ========
     Segment income (loss)          $   26.0   $   7.4   $  33.4    $  (3.8)  $   0.1   $ (22.5)  $    7.2
                                    =========  ========  ========   ========  ========  ========  ========


     Six Months Ended                      Satellite Services
                                          --------------------
     (in millions)                    CWS        CMC       Total      CI       Labs      Other      Total
     -----------------------------------------------------------------------------------------------------

     June 30, 1999:
     Revenues:
          External customers        $  164.3   $  60.4   $ 224.7    $  55.4   $  20.3   $     -   $  300.4
          Intersegment                   0.9       0.2       1.1          -       2.9      (4.0)         -
                                    ---------  --------  --------   --------  --------  --------  --------
     Total                          $  165.2   $  60.6   $ 225.8    $  55.4   $  23.2   $  (4.0)  $  300.4
                                    =========  ========  ========   ========  ========  ========  ========

     Segment income (loss)          $   61.3   $   8.9   $  70.2    $  18.3   $  (1.7)  $ (44.3)  $   42.5
                                    =========  ========  ========   ========  ========  ========  ========

     June 30, 1998:
     Revenues:
          External customers        $  148.5   $  79.6   $ 228.1    $  52.2   $  15.5   $     -   $  295.8
          Intersegment                   0.7       1.3       2.0          -       5.0      (7.0)         -
                                    ---------  --------  --------   --------  --------  --------  --------
          Total                     $  149.2   $  80.9   $ 230.1    $  52.2   $  20.5   $  (7.0)  $  295.8
                                    =========  ========  ========   ========  ========  ========  ========

     Segment income (loss)          $   52.0   $  16.3   $  68.3    $  (8.2)  $  (2.4)  $ (45.0)  $   12.7
                                    =========  ========  ========   ========  ========  ========  ========

     We evaluate the performance of our operating segments based on income
     (loss) before income taxes and interest costs. The "Other" column includes the elimination of intersegment revenues, corporate related items, and interest costs, net of amounts capitalized. We continue to report our proportionate share of Inmarsat's net operating results in the Mobile Communications' segment.

     Mobile Communications' total assets declined from $454.7 million at December 31, 1998 to $327.5 million at June 30, 1999, primarily as a result of the Inmarsat privatization (see note 3).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 30, 1999

                             ANALYSIS OF OPERATIONS

Consolidated Operations

     Mobile Communications, one of our four operating segments, now uses the equity method to account for our 22.2% investment in Inmarsat. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. While the change in accounting method did not affect our consolidated net income, it did affect certain categories on the income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in the "Other income (expense), net" category of the income statement.

Revenues

     Consolidated revenues in the second quarter of 1999 were $155.9 million, an increase of 3% when compared to the same period of 1998. For the six months ended June 30, 1999, revenues of $300.4 million were 2% higher than the comparative period of last year. Revenues improved in World Systems, International and Laboratories. Lower revenues in Mobile Communications partially offset the improvement in our other segments.

Operating Income

     Operating income for the second quarter was $18.0 million, which was $2.9 million below the same period of last year. For the year-to-date period, operating income was $30.8 million, or $9.8 million below the comparative period of 1998. The change in the method of accounting for our investment in Inmarsat, lower Mobile Communications revenues and costs related to the proposed merger with Lockheed Martin Corporation predominately caused the decreases. Improved operating income in World Systems partially offset those items.

Other Income (Expense), Net

     Other income was $14.0 million for the second quarter of 1999, as compared to expense of $1.0 million for the second quarter of 1998. The improvement in other income is the result of a $12.6 million pre-tax gain from Internationals sale of stock in Viatel, Inc. and $3.2 million of equity income from Mobile Communications investment in Inmarsat. For the six months ended June 30, 1999, other income was $31.1 million, which compares to an expense of $3.8 million for the same period in 1998. The year-to-date improvement includes $25.7 million in pre-tax gains from the sale of Viatel stock and $9.0 million in equity income from Mobile Communications investment in Inmarsat. Year-to-date 1998 results included a $2.0 million non-cash write-off of the Laboratories investment in Superconducting Core Technologies, Inc. in the first quarter of 1998.

Interest Costs, Net of Amounts Capitalized

     Interest costs, net of amounts capitalized for the second quarter of 1999, were $9.6 million, or $3.1 million lower than the second quarter of last year. For the first half of this year, interest costs, net of amounts capitalized were $19.4 million, or $4.7 million below the comparative period of 1998. Lower levels of borrowings and the reclassification of Mobile Communications' share of Inmarsat interest costs as a component of "Other income (expense), net" generated the improvement.

Income before Income Taxes

     Income before income taxes for the second quarter was $22.4 million, an improvement of $15.2 million over the same period of 1998. For the year-to-date period, income before income taxes was $42.5 million, which was $29.8 million better than the first six months of 1998. The improvement in both periods was primarily the result of the gain from the sale of Viatel stock and higher earnings from World Systems. Lower Mobile Communications revenues and costs associated with the proposed merger with Lockheed Martin partially offset those items.

Income Tax Expense

     For the second quarter of 1999, income tax expense was $10.4 million, or $7.3 million higher than the second quarter of 1998. Income tax expense for the first six months of this year was $18.5 million, which was $13.7 million more than the same period last year. Improved earnings and a higher effective tax rate than the comparative periods of 1998 led to the increases.

Net Income

     Net income for the second quarter of 1999 was $12.0 million, an improvement of $7.9 million over the same period of 1998. For the six months ending June 30, 1999, net income was $24.0 million, which was $16.1 million better than the comparative period of last year. Earnings per share on a fully-diluted basis for the second quarter were $0.22, or $0.14 higher than the same period of 1998. For the first half of 1999, earnings per share on a fully-diluted basis were $0.45, which was an increase of $0.30 as compared to the same period in 1998.

Segment Operating Results

     We report our operating results in four segments: World Systems, Mobile Communications, International and Laboratories. We evaluate the performance of our operating segments based on segment income (loss) before taxes and interest costs.

     In our 1998 Form 10-Q reports, we presented our operating results in two segments: Satellite Services and Network Services. The Satellite Services segment included World Systems and Mobile Communications. The Network Services segment included International, Laboratories and Government Programs. We began reporting International and Laboratories as separate segments in the fourth quarter of 1998. We now include the results of Government Programs as part of the World Systems segment.


Results by Segment:

                                                 Quarter Ended June 30,         Six Months Ended June 30,
                                                -------------------------       ---------------------------
In millions                                         1999            1998             1999             1998
-----------------------------------------------------------------------------------------------------------

REVENUES
Satellite Services:
    World Systems                                $  86.3         $  76.2          $ 165.2          $ 149.2
    Mobile Communications                           30.9            40.1             60.6             80.9
                                                -----------------------------------------------------------
    Total Satellite Services                       117.2           116.3            225.8            230.1
                                                -----------------------------------------------------------

International                                       27.7            27.1             55.4             52.2
Laboratories                                        13.3            11.5             23.2             20.5
Eliminations and other                              (2.3)           (3.8)            (4.0)            (7.0)
                                                -----------------------------------------------------------
    Total                                        $ 155.9         $ 151.1          $ 300.4          $ 295.8
                                                ===========================================================

SEGMENT INCOME (LOSS)
Satellite Services:
    World Systems                                $  32.0         $  26.0          $  61.3          $  52.0
    Mobile Communications                            4.1             7.4              8.9             16.3
                                                -----------------------------------------------------------
    Total Satellite Services                        36.1            33.4             70.2             68.3
                                                -----------------------------------------------------------

International                                        9.5            (3.8)            18.3             (8.2)
Laboratories                                        (0.2)            0.1             (1.7)            (2.4)
                                                -----------------------------------------------------------
    Total segment income                            45.4            29.7             86.8             57.7

General and administrative expenses                 (6.7)           (6.1)           (11.9)           (11.9)
Merger costs                                        (2.1)              -             (3.9)               -
Interest costs, net of amounts                      (9.6)          (12.7)           (19.4)           (24.0)
capitalized
Other income (expense), net                         (4.6)           (3.7)            (9.1)            (9.1)
                                                -----------------------------------------------------------
    Total                                        $  22.4         $   7.2          $  42.5          $  12.7
                                                ===========================================================


World Systems

     Revenues in World Systems in the second quarter of this year were $86.3 million, an increase of 13% over the same period in 1998. For the first half of 1999, World Systems revenues were $165.2 million, which was an improvement of 11% as compared to the same period of last year. The improvement in revenues was primarily the result of increased demand for Internet services and other high-speed data traffic and our increased ownership in INTELSAT. In 1999, we paid $38.1 million to increase our total ownership share of INTELSAT from 18.4% to 20.4%. A slight decline in voice revenues partially offset these increases.

     Segment income in World Systems in the second quarter was $32.0 million, an increase of 23% as compared to second quarter of 1998. For the first six months of 1999, World Systems segment income was $61.3 million, or 18% higher than the first half of last year. Revenue growth, lower operating expenses and increased ownership in INTELSAT contributed to the improvement in segment income.

Mobile Communications

     Inmarsat completed its privatization on April 15, 1999. As a result, we now use the equity method of accounting to report our 22.2% ownership in the new company. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. Under the pro rata method of consolidation, we reported our share of Inmarsat's revenues (net of the space segment charges that we paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the appropriate categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in "Other income (expense), net" within the Mobile Communications operating segment. The space segment charges that we pay to Inmarsat are now reported in cost of services. Our share of Inmarsat's interest costs and income taxes are now reported within the Mobile Communications segment. Prior to 1999, our share of Inmarsat's interest costs were reported in "Interest costs, net of amounts capitalized" and taxes related to our income from Inmarsat were reported in "Income tax expense."

     Revenues in Mobile Communications for the second quarter were $30.9 million, or 23% below the second quarter of 1998. Mobile Communications revenues in the first half of 1999 were $60.6 million, or 25% below the same period last year. Lower analog telephone traffic, principally due to lower usage in the U.S. Government sector, and lower amounts of carrier traffic primarily caused the declines. In addition, reporting Inmarsat's revenues using the equity method of accounting lowered Mobile Communications' revenues by $4.5 million in the second quarter and $6.1 million in the first six months of 1999.

     Mobile Communications' segment income in the second quarter of 1999 was $4.1 million, as compared to $7.4 million in the second quarter of 1998. For the six months ended June 30, 1999, Mobile Communications segment income was $8.9 million, versus $16.3 million in the same period of last year. The decline in Mobile Communications segment income was due to lower revenues, and reporting our share of Inmarsat's interest costs and income taxes within the Mobile Communications segment. Mobile Communications' results include interest costs and income taxes of $2.2 million for the second quarter and $3.2 million for the first half of 1999. The year-to-date 1998 results also included a non-recurring $1.0 million gain on the sale of an investment.

International

     International's second quarter 1999 revenues were $27.7 million, or 2% higher than the second quarter of 1998. For the six months ended June 30, 1999 Internationals revenues were $55.4 million, or 6% better than the same period of last year. Revenues in International's company in Brazil decreased compared to last year due to the devaluation of the Brazilian currency. Improvements in Argentina, Mexico and Colombia offset lower revenues in Brazil.

     Segment income for International in the second quarter was $9.5 million, compared to a loss of $3.8 million for the same period of 1998. International's segment income for the first six months of 1999 was $18.3 million, which compares to a segment loss of $8.2 million in the first half of 1998. During the second quarter of 1999, we sold our remaining investment in Viatel and recognized a gain of $12.6 million. For the six months ended June 30, 1999, our total gain on the sale of Viatel stock was $25.7 million. Excluding the gains on the sale of Viatel stock, International had segment losses of $3.1 million in the second quarter of 1999 and $7.4 million in the first half of 1999. Economic conditions in Latin America constrained growth in International's companies operating in Argentina, Brazil and Venezuela.

Laboratories

     The Laboratories' revenues in the second quarter of 1999 were $13.3 million, or 16% higher than the second quarter of last year. For the six months ended June 30, 1999, Laboratories' revenues were $23.2 million, or 13% better than last year. The improvement in revenues was due to growth in our technical consulting and product businesses. The segment loss in the second quarter was $200,000, which compares to segment income of $100,000 in the second quarter of 1998. For the year-to-date period, the segment loss was $1.7 million, which was $700,000 better than the $2.4 million loss recorded in the first half of 1998. The prior year results included a $2.0 million non-cash write-off of our investment in Superconducting Core Technologies, Inc. Absent this write-off, the Laboratories' segment loss in the first half of 1999 was $1.3 million higher than the same period of 1998 and was primarily due to increased research and development costs.

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

Business Combination with Lockheed Martin

     COMSAT entered into an Agreement and Plan of Merger with Lockheed Martin Corporation on September 18, 1998. Under that agreement, Lockheed Martin agreed to acquire all of COMSAT's outstanding common stock in a two-step transaction.

     The first step is a tender offer, which was commenced on September 25, 1998, by a subsidiary of Lockheed Martin, Regulus LLC, to purchase up to 49% of COMSAT's outstanding common stock at a price of $45.50 per share. The tender offer is currently scheduled to expire on August 31, 1999 but will be extended, as necessary, until September 18, 1999.

     The tender offer will be completed only if the conditions set forth in the merger agreement are satisfied. Some of those conditions are:

     o at least one-third of COMSAT's outstanding common stock must be tendered in the offer;

    o  COMSAT shareholders must approve the merger;

    o receipt of all required consents and approvals from government authorities, including FCC approval for Lockheed Martin to become an authorized carrier and acquire up to 49% of COMSAT's common stock in the tender offer and expiration of all waiting periods under antitrust laws; and

    o there is no event that has had or would reasonably be expected to have a material adverse effect on COMSAT.

     The second step is a proposed merger pursuant to which COMSAT will merge with a wholly-owned subsidiary of Lockheed Martin. In the merger, shareholders will receive one share of Lockheed Martin common stock for each share of COMSAT common stock that they own.

     The merger will be completed only if the conditions set forth in the merger agreement are satisfied. Some of those conditions are:

     o completion of the tender offer;

     o amendment of the Communications Satellite Act of 1962 to permit completion of the merger;

     o receipt of all consents and approvals from governmental authorities; and

     o there is no event that has had or would reasonably be expected to have a significant adverse effect on COMSAT.

     We are working toward completing the tender offer and merger. However, we do not yet know when or whether the tender offer or merger will be completed as the conditions to each step are beyond our control.

     COMSAT and Lockheed Martin have estimated that the regulatory approvals necessary to complete the tender offer could be obtained in time to permit the tender offer to close before September 18, 1999. In January 1999, Representative Tom Bliley, Chairman of the House Committee on Commerce, and Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, sent a letter to William E. Kennard, Chairman of the FCC, urging the FCC not to take any action to permit Lockheed Martin to purchase more than

10 percent of COMSAT prior to Congress adopting new satellite legislation. If the FCC does not proceed with its review of Lockheed Martin's filings related to the tender offer, or if the FCC delays or slows its review or if it awaits Congressional action on legislation, the tender offer will not be completed by September 18, 1999. Moreover, the tender offer cannot be completed without requisite antitrust clearances, which have not been attained. The requisite FCC approvals and antitrust clearance may not be obtained before September 18, 1999.

     If Congress does not adopt amendments to the Satellite Act in the next few months, the merger will not occur in 1999, even if the tender offer is completed. If, however, Congress adopts amendments to the Satellite Act in the 1999 or 2000 legislative session, the merger may occur afterwards, depending upon when the FCC grants approvals necessary to complete the merger. No assurance can be given that the requisite legislation will be enacted. If legislation enabling the merger is enacted, FCC approval of the merger will be required in addition to the approvals required for the tender offer. While it is expected that the FCC would act promptly on the matter following enabling legislation, the FCC's response time could affect the estimated time frame for closing the merger.

     If the tender offer is not completed by September 18, 1999 or if the merger is not completed by September 18, 2000, either Lockheed Martin or COMSAT may terminate the merger agreement. Lockheed Martin or COMSAT may elect not to do this or together may elect to amend the merger agreement so that the tender offer or merger could be completed after those dates.

Restructuring of Inmarsat and INTELSAT

     The privatization of Inmarsat was completed on April 15, 1999. We now own 22.2% of Inmarsat Holdings, Ltd., a new, independent commercial company based in London, England. The new company is not currently publicly traded but is expected to conduct an initial public offering within approximately two years of the privatization, subject to market conditions. As a result of the privatization, we are using the equity method to account for our investment in Inmarsat. We previously used the pro rata consolidation method. This reporting change is not expected to have a material effect on our net income.

     In November 1998, INTELSAT transferred six satellites (five currently in orbit and one expected to be launched during the 1999-2000 time frame) to New Skies Satellites N.V. New Skies, which is headquartered in the Netherlands, is an entirely separate, independent company spun off from INTELSAT. We use the cost method to account for our 16.6% direct ownership of New Skies. Prior to its creation, the assets and operating results relating to New Skies were included as part of the INTELSAT system and were accounted for using the pro rata consolidation method. During 1998, our share of pre-tax earnings related to the satellites transferred to New Skies was approximately $3 million. As a result of this change in accounting, World Systems' 1999 pre-tax earnings will be lower by approximately this amount in the absence of other factors that may affect operating results.

     INTELSAT's management and Board of Governors are continuing efforts to transform INTELSAT from a treaty-based, intergovernmental organization to a fully-private, commercial company. At its June 1999 meeting, the INTELSAT Board of Governors decided to focus its restructuring efforts by developing a business plan which assumes that the new INTELSAT will be operated as some form of corporation. Based on the timetable approved at INTELSAT's April Meeting of Signatories, it appears that INTELSAT may be in a position to complete its restructuring prior to the end of 2001, the time frame we had previously established as our objective for privatizing INTELSAT. While the new privatized company initially will not be publically traded, it is expected that a initial public offering may be achievable in 2002, subject to market conditions and the actual date of incorporation of the restructured INTELSAT. We are committed to privatizing INTELSAT in a pro-competitive manner at the earliest possible time. As a minority shareholder and the U.S. Signatory to INTELSAT, however, we lack the ability to independently effect a restructuring of INTELSAT. The success of our efforts will depend on our ability to achieve a consensus among other Signatories and participating member governments. A two-thirds vote of the governments that are members of INTELSAT will be necessary for approval of any final privatization proposal.

Legislative and Regulatory Developments

     On July 1, 1999, the U.S. Senate passed the Open-market Reorganization for the Betterment of International Telecommunications (ORBIT) Act (S. 376) by unanimous consent. Senator Conrad Burns, Chairman of the Senate Commerce Subcommittee on Communications, introduced the ORBIT legislation. COMSAT believes that the ORBIT legislation, on the whole, represents a constructive approach to the privatization of INTELSAT and deregulation of COMSAT. Significantly, the ORBIT legislation would repeal the ownership restrictions on COMSAT stock upon enactment and eliminate other outdated provisions in the Satellite Act. We do have concerns with some provisions of the bill, including a requirement that the President withdraw the U.S. from this international organization if the full privatization is not achieved by 2002. Although we believe privatization of INTELSAT will be completed rapidly, United States withdrawal from INTELSAT in 2002, if privatization is not completed, would have a substantial adverse effect on our financial condition and results of operations. Amendments to the ORBIT legislation addressed direct access and standards to govern FCC licensing of Inmarsat and New Skies as privatized companies and INTELSAT after that organization is privatized.

     The House of Representatives is expected to consider satellite legislation this year, most likely in the form of legislation being prepared by Representative Tom Bliley, Chairman of the House Committee on Commerce. At this time, Representative Bliley's timetable for introducing satellite legislation is unclear. Last year, the House passed a bill introduced by Representative Bliley entitled the Communications Satellite Competition and Privatization Act of 1998 (H.R. 1872). We opposed H.R. 1872 because it contained provisions that, in our view, would have adversely affected our results of operations and the value of our shareholders' investments in the INTELSAT and Inmarsat satellite systems. The Clinton Administration opposed H.R. 1872 in testimony before the Senate Commerce Committee late last year and in hearings on S. 376 in March of this year.

     On October 28, 1998, the FCC issued a notice of proposed rulemaking that looks toward enabling users to have direct access to the INTELSAT system, which would end COMSAT's status as the exclusive provider of INTELSAT services in the United States. In the direct access notice, the FCC tentatively concluded, among other things, that it lacks the statutory authority to impose Level 4 direct access (by which users could invest and acquire an ownership interest in INTELSAT) but does have the authority to require Level 3 direct access (by which users could contract directly with INTELSAT for capacity and bypass COMSAT). The FCC sought comments on its tentative conclusion that it would serve the public interest to mandate Level 3 direct access. Some of COMSAT's largest customers and other users filed comments supporting direct access, and also urged the FCC to void COMSAT's long-term carrier contracts under the so-called "fresh look" doctrine. COMSAT filed comments contesting the basis for the FCC's proposal to implement Level 3 direct access and opposed the fresh look requests. Depending on form and timing, the imposition of direct access could have an adverse effect on our financial condition and results of operations. However, we do not believe that the FCC has authority under the Satellite Act to eliminate COMSAT's exclusive franchise access and would contest the exercise of such authority by the FCC as only Congress can modify the statutory scheme that applies to COMSAT. There is no assurance that our judicial challenge to direct access would succeed.

     In October 1998, Congress passed, and the President subsequently signed, the International Anti-Bribery Act of 1998. The Act provides that, as of May 1, 1999, an international organization providing commercial satellite services will not be accorded immunity from suit or legal process in connection with its provision of such service, except as required by international agreements to which the United States is a party that are so designated by the President. The Act requires the President to designate those agreements which are subject to the exception and directs the President to take all appropriate actions to reduce or eliminate all privileges and immunities that are not preserved by designation. COMSAT opposed prior versions of this legislation but supported it in the form ultimately passed by Congress. We do not believe that enactment of this legislation will have a material effect on our business, because Inmarsat was privatized before May 1, 1999, and the Department of State, acting under delegated authority, has now designated the INTELSAT Headquarters Agreement as an international agreement to which the United States is a party, thereby requiring the United States to continue to afford INTELSAT immunity from suit and legal process under the Act.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations using INTELSAT satellites that were scheduled to be transferred to New Skies to file license modification applications in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. On August 6, 1999, the FCC granted these applications for a three-year license term, finding that New Skies' entry into the U.S. market would not pose a very high risk to competition, but that New Skies was not yet fully independent of INTELSAT. U.S. earth stations may now access New Skies satellites for both domestic and international services. The Commission stated that it would consider extending these licenses for a full ten-year term upon an appropriate showing by New Skies. In the meantime, it directed New Skies to file quarterly status reports on its plans for an initial public offering and other steps toward independence.

1999 Earnings Outlook

     We expect earnings performance in the second half of 1999 to continue at approximately the same level as in the first half of 1999, excluding the one-time gains on our sale of Viatel, Inc. stock and costs associated with the proposed merger with Lockheed Martin.

     The instability of the Brazilian Real, as well as the current economic climate within Brazil, are expected to negatively impact growth and financial performance of International's operations in Brazil during 1999. The Brazilian Real has declined approximately 45% in value as compared to the U.S. Dollar between January 1, 1999 and June 30, 1999, and is no longer tied to a fixed trading range. In 1998, COMSAT Brazil was International's largest operating company, accounting for approximately 40% of International's revenues. In addition, we are beginning to see the effects of economic downturns in other Latin American countries such as Argentina and Venezuela.

ICO Global Communications

     COMSAT has a 1.6% direct ownership interest in ICO Global Communications (Holdings) Limited. ICO is a development stage company, which was formed to provide hand-held satellite communications services. In addition to our direct investment in ICO, we have an indirect investment in ICO through our equity ownership in Inmarsat, which also is an ICO shareholder. To date, ICO has raised approximately $3 billion in financing. ICO has stated that it needs approximately $1.6 billion in additional funding in order to complete the development of its system and fund its operations through deployment. ICO also has stated that it will require substantial additional funding until it begins to generate positive cash flow from operations. ICO continues to seek the funds that will enable it to complete the system. ICO's ability to raise additional capital will be dependent upon market conditions and other factors which are potentially beyond its control. There can be no assurance that ICO will be successful in its efforts to raise additional capital. If ICO is unable to raise sufficient capital to complete the system, the value of our investment in ICO could be impaired or lost.

     At June 30, 1999, the market value of our direct investment in ICO was $16.2 million. Our cost basis for this investment was $36.0 million. During the first half of 1999, we recognized an unrealized loss of $12.4 million, net of taxes, in comprehensive income (loss) to account for a decline in the current market value of this investment. Under generally accepted accounting principles, unrealized gains (losses) on marketable securities are reported as a component of comprehensive income in stockholders' equity, but are excluded from net income. If the reduction in the market value of our investment in ICO is determined to be other than temporary, we will need to account for the reduction in ICO's market value as a charge to net income at that time. In addition, since we account for our ownership interest in Inmarsat using the equity method of accounting, we also would recognize a portion of any realized loss that Inmarsat would record related to its investment in ICO. Our cost basis for that indirect investment was $34.7 million.

Year 2000 Issue (Year 2000 Readiness Disclosure)

     The year 2000 issue stems from existing computer programs that were written using two digits rather than four digits to define the applicable year (e.g., "99" for 1999). Some computer programs that have date-sensitive software may not operate properly when the last two digits become "00," as will occur on January 1, 2000. To the extent that this situation exists, there is the potential for system failure or miscalculations, which could cause a disruption of operations. The problem is not limited to computer programs, as some computer and other operational equipment that have date-sensitive processors may not be able to process dates after December 31, 1999.

     In the second half of 1996, we initiated a program to identify and address year 2000 issues in order to avoid interruption to our operations at the turn of the century. Each of our operating segments, as well as our administrative functions, has completed the inventory and assessment phases of the year 2000 implementation plan and has completed remediation and testing of a majority of the critical non-compliant systems identified during these two phases. We presently believe that necessary changes to the remainder of our key computer and other operational systems and equipment will be completed and tested by the end of the third quarter of 1999.

     Our current estimate is that it will cost approximately $8 million prior to January 1, 2000 to modify in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue. Of this amount, we have spent approximately $6. million, or 75% of the projected amount, through June 30, 1999. Year 2000 modifications and replacements are based on management's current expectations and assumptions, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third-party modification plans. Future events that might cause material differences in management's current expectations and assumptions include, but are not limited to, the availability and cost of personnel with appropriate skills, the ability to locate and correct all relevant computer code, reliance on third parties and similar uncertainties.

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

     World Systems derives in excess of 90% of its revenues under long-term contracts. Almost all of these revenues are dependent upon termination with a foreign telecommunication carrier. Even though these long-term contracts are not subject to termination as a result of the year 2000 issue, a significant portion of the expected future World Systems revenues and our share of INTELSAT revenues is generated from services between the United States and areas of the world that may be subject to service interruptions resulting from year 2000 readiness issues. In addition, Mobile Communications derives a significant portion of its revenues from services either originating or terminating outside of the United States. If the originating or terminating carrier is unable to initiate or terminate a call, Mobile Communications, directly and indirectly through our share of Inmarsat revenues, would be adversely affected by reduced revenues. It is not possible for us to accurately quantify the amount, if any, of these exposures.

     International relies on third-party telecommunications carriers to provide services to their customers. We have sought, but have not yet received, final certification regarding year 2000 compliance from all of our third-party carriers. We are developing appropriate contingency plans to mitigate, to the extent possible, the effects of possible non-compliance by third-party carriers.


                        LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash during the first six months of 1999 was cash from operations and the sale of Viatel stock. Our working capital at June 30, 1999 was $55.8 million, a decrease of $2.4 million from December 31, 1998. The decline in working capital was due to a $38 million increase in current assets primarily from the proceeds from sale of stock in Viatel, offset by higher current liabilities of $40.4 million. The increase in current liabilities was primarily from reclassifying the current portion of our share of INTELSAT's long-term debt and certain other noncurrent liabilities to current liabilities.

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

     Our $200 million commercial paper program had no borrowings outstanding at June 30, 1999. A $200 million credit agreement, expiring at the end of 1999, backs up our commercial paper program. We have an option to extend this credit agreement by one-year to December 31, 2000. We had $36 million remaining under a $100 million medium-term note program at June 30, 1999. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     Our capital structure and debt-financing activities are regulated by the FCC. Under the currently approved FCC guidelines, we are subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1.

The latter two guidelines are measured at year end. We were in compliance with these guidelines as of June 30, 1999. If we were to fail to satisfy one or more of the FCC guidelines, we would be required to seek advance FCC approval of future financing activities on a case-by-case basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We do not hold or issue derivative financial instruments. We finance our operations and manage our interest rates through a combination of short-term commercial paper, fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowings under our short-term commercial paper program can expose our operating results to changes in short-term rates. At June 30, 1999, no commercial paper was outstanding.

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

Item 2.    Change in Securities
           --------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)      Exhibits
                    --------
                    10.1 Land Earth Station Operator Agreement among COMSAT Corporation, Inmarsat Holdings LTD and Inmarsat LTD dated as of February 10, 1999.

                    10.2 Shareholders Agreement between INMARSAT ONE LTD, subsequently renamed Inmarsat Holdings LTD, and COMSAT Corporation dated as of February 9, 1999.

                    27 - Financial Data Schedule

           (b)      Report on Form 8-K
                    ------------------
                    Report dated June 11, 1999, announcing that our shareholders meeting originally scheduled for June 18, 1999, will now take place on August 20, 1999.

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


Date: August 16, 1999