Form 10-Q
period 1999-09-30
COMSAT CORP
filed 1999-11-15
CIK 22698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1999
                          Commission File Number 1-4929




                               COMSAT CORPORATION
                             6560 Rock Spring Drive
                               Bethesda, MD 20817
                                 (301) 214-3000



                District of Columbia             52-0781863
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)    Identification No.)





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

53,032,807 shares of the Registrant's common stock were outstanding as of September 30, 1999.

PART I.     Financial Information

Item 1.     Interim Financial Statements for the Corporation (Unaudited)

                                                 COMSAT CORPORATION AND SUBSIDIARIES
                                              Condensed Consolidated Income Statements


                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
                                                                    -------------------------   -------------------------
In thousands, except per share amounts                                    1999          1998           1999          1998
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $ 155,705     $ 158,415      $ 456,171      $454,177
                                                                     ----------    ----------     ----------     ---------
Operating expenses:
     Cost of services                                                   86,663        73,071        250,236       204,945
     Depreciation and amortization                                      39,087        57,458        125,531       164,509
     Research and development                                            2,204         1,713          6,107         6,060
     General and administrative                                          6,671         6,296         18,599        18,148
     Merger costs                                                        5,259         3,500          9,152         3,500
     Impairment of long-lived assets                                         -        14,000              -        14,000
                                                                     ----------    ----------     ----------     ---------
     Total operating expenses                                          139,884       156,038        409,625       411,162
                                                                     ----------    ----------     ----------     --------
Operating income                                                        15,821         2,377         46,546        43,015
Other income (expense), net                                            (32,498)       (1,021)        (1,345)       (4,861)
Interest costs, net of amounts capitalized                              (9,133)       (6,088)       (28,515)      (30,144)
                                                                     ----------    ----------     ----------     ---------
Income (loss) before income taxes                                      (25,810)       (4,732)        16,686         8,010
Income tax benefit (expense)                                             7,408        11,301        (11,093)         6,483
                                                                     ----------    ----------     ----------     ---------
Net income (loss)                                                    $ (18,402)       $6,569      $   5,593      $ 14,493
                                                                     ==========    ==========     ==========     =========
Earnings (loss) per common share:
     Basic                                                           $   (0.35)    $    0.13      $    0.11      $   0.28
     Assuming dilution                                                   (0.35)         0.12           0.10          0.27


The accompanying notes are an integral part of these financial statements.


                                                 COMSAT CORPORATION AND SUBSIDIARIES
                                                Condensed Consolidated Balance Sheets


In thousands                                                           September 30,    December 31,
                                                                                1999            1998
-------------------------------------------------------------------------------------------------------------
ASSETS
     Current assets:
     Cash and cash equivalents                                           $    75,031     $    30,795
     Receivables                                                             142,542         131,052
     Other                                                                    33,575          37,118
                                                                             --------    ------------
          Total current assets                                               251,148         198,965
                                                                         ------------    ------------

Property and equipment (net of accumulated depreciation
     of $1,165,674 in 1999 and $1,298,336 in                                 918,987       1,209,462
Investments                                                                  360,523         249,064
Other assets                                                                 142,557         133,307
                                                                         ------------    ------------
          Total assets                                                   $ 1,673,215     $ 1,790,798
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
     Current maturities of long-term debt                                    $30,993         $14,962
     Accounts payable and accrued liabilities                                113,944          88,297
     Due to related parties                                                   35,896          30,424
     Other                                                                    10,401           7,119
                                                                         ------------    ------------
          Total current liabilities                                          191,234         140,802
                                                                         ------------    ------------

Long-term debt                                                               378,944         446,832
Deferred income taxes and investment tax credits                             121,376         133,509
Accrued post-retirement benefit costs                                         49,183          48,923
Other long-term liabilities                                                  135,058         161,692
Preferred securities issued by subsidiary                                    200,000         200,000

Stockholders' equity:
     Common stock                                                            442,421         430,537
     Retained earnings                                                       240,493         242,809
     Treasury stock                                                           (8,816)         (3,109)
     Unearned compensation                                                    (3,431)         (4,652)
     Accumulated other comprehensive loss                                    (73,247)         (6,545)
                                                                         ------------    ------------
     Total stockholders' equity                                              597,420         659,040
                                                                         ------------    ------------
     Total liabilities and stockholders' equity                          $ 1,673,215     $ 1,790,798
                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.



                                                COMSAT CORPORATION AND SUBSIDIARIES
                                            Condensed Consolidated Cash Flow Statements


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
In thousands                                                                             1999                1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                     $   5,593           $  14,493
     Adjustments to reconcile net income to net cash provided
          Depreciation and amortization                                               125,531             164,509
          Equity in earnings of Inmarsat                                              (12,654)                 -
          Gain on sale of investments                                                 (26,773)             (1,594)
          Write-off of investments                                                     35,985               1,950
          Impairment of long-lived assets                                                   -              14,000
     Changes in operating assets and liabilities                                      (14,353)              7,970
     Other                                                                              2,336                 580
                                                                                    ----------          ----------
     Net cash provided by continuing operations                                       115,665             201,908
     Net cash provided (used) by discontinued operations                               (7,473)            105,292
                                                                                    ----------          ----------
     Net cash provided by operating activities                                        108,192             307,200
                                                                                    ----------          ----------

Cash flows from investing activities:
     Purchase of property and equipment                                               (85,110)           (194,260)
     Investments in unconsolidated businesses                                               -              (6,634)
     Proceeds from sale of investments                                                 30,643               1,700
     Increase in INTELSAT ownership                                                   (38,064)               (722)
     Distribution from Inmarsat                                                        31,248                   -
     Decrease in Inmarsat ownership                                                         -               5,910
     Other                                                                              6,677               3,800
                                                                                    ----------          ----------
     Net cash used in investing activities                                            (54,606)           (190,206)
                                                                                    ----------          ----------

Cash flows from financing activities:
     Common stock issued                                                                6,257              44,278
     Cash dividends paid                                                               (7,909)             (7,769)
     Repayment of long-term debt                                                       (7,698)             (9,549)
     Net short-term borrowings (repayments)                                                 -            (138,506)
                                                                                    ----------          ----------
     Net cash used by financing activities                                             (9,350)           (111,546)
                                                                                    ----------          ----------

Net increase in cash and cash equivalents                                              44,236               5,448
Cash and cash equivalents, beginning of period                                         30,795               5,757
                                                                                    ----------          ----------

Cash and cash equivalents, end of period                                              $75,031           $  11,205
                                                                                    ==========          ==========


The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Financial Statement Presentation

         COMSAT prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. These financial statements should be read together with the financial statements and notes in COMSAT's 1998 Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.       Agreement and Plan of Merger with Lockheed Martin Corporation

         COMSAT and Lockheed Martin Corporation entered into an Agreement and Plan of Merger on September 18, 1998. Under the terms of the merger agreement, Lockheed Martin will acquire all of the outstanding common stock of COMSAT in a two-step transaction. On September 18, 1999, Lockheed Martin completed the first step of the transaction, a tender offer to purchase 49% of COMSAT's outstanding common stock at a price of $45.50 per share. The second step of the transaction, the merger of COMSAT with a Lockheed Martin subsidiary in which COMSAT's remaining stock will be converted into Lockheed Martin common stock on a one-for-one basis, remains subject to satisfaction of several conditions, including amendment of the Satellite Act and regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 17 of this Form 10-Q and Note 2 to the financial statements in our 1998 Form 10-K for additional information regarding the merger. Prior to completing the tender offer, COMSAT sold COMSAT Government Systems, Inc., an authorized carrier subsidiary, to Lockheed Martin at book value. COMSAT incurred costs of $5.3 million in the third quarter of 1999 and $9.2 million in the first nine months of 1999 in connection with the proposed merger.

3.       Inmarsat Privatization

         Inmarsat completed its privatization on April 15, 1999. As a result, COMSAT now uses the equity method of accounting to report its 22.2% ownership in the new company. Prior to 1999, COMSAT consolidated its share of the accounts of Inmarsat and reported its share of Inmarsat's revenues (net of space segment costs paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the respective categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in the "Other income (expense), net" category of our income statement. Space segment charges paid to Inmarsat are now reported in cost of services. Equity income from our investment in Inmarsat was $3.6 million for the three months and $12.7 million for the nine months ended September 30, 1999.

         As a result of the privatization and consistent with the equity method of accounting, we reclassified Inmarsat related amounts from property and equipment, current maturities of long-term debt, due to related parties and long-term debt to form our investment in Inmarsat.


         During March 1999, Inmarsat made a special cash distribution to its signatories. We recorded our share of the distribution of $31.2 million as a reduction of our investment in Inmarsat.

4.       INTELSAT Share Change

         During 1999, we paid $38.1 million to increase our total ownership share of INTELSAT to 20.4% from 18.4% at December 31, 1998.

5.       Change in Depreciable Lives of Satellites

         Effective July 1, 1999, COMSAT extended the depreciable lives of certain INTELSAT satellites by two to three years to reflect the current estimated useful lives of those satellites. This change had the effect of decreasing depreciation expense by $5.0 million in the third quarter.

6.       Regulatory Environment and Litigation

         Regulatory Environment. COMSAT is subject to regulation by the Federal Communications Commission with respect to its capital and organizational structure, and with respect to its World Systems and Mobile Communications businesses. Under the Communications Satellite Act of 1962, the International Maritime Satellite Telecommunications Act of 1978 and the Communications Act of 1934. FCC decisions and policies have had, and will continue to have, a significant effect on COMSAT. In addition, COMSAT's operations in various developing countries are subject to regulation by the national and local regulatory authorities in those countries. The regulatory environment in many of those countries is rapidly evolving as the economies of those countries develop. COMSAT's operations in those countries have, and are likely to continue to face regulatory, economic and business uncertainty.

         On September 15, 1999, the FCC released a report and order adopting a new policy of direct access to the INTELSAT system in the U.S. We discuss these regulatory developments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" on page 20 of this Form 10-Q.

         Litigation. COMSAT and its subsidiaries are parties to various lawsuits and arbitration proceedings, as well as various claims and inquiries, which generally are incidental to the ordinary course of our business. See Note 9 for a description of an arbitration proceeding related to the Green Bank contract to which we are a party. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, we do not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on our long-term consolidated financial condition.

         Nevertheless, the outcome of such matters could materially affect our consolidated results of operations in a given year or quarter.

         In January 1999, the U.S. Department of Justice announced that it intended to join a lawsuit filed by former employees of Electromechanical Systems, Inc. under the qui tam provisions of the Civil False Claims Act. We acquired Electromechanical Systems in 1994 as part of our acquisition of Radiation Systems, Inc., which became part of COMSAT RSI, Inc. We began accounting for COMSAT RSI as a discontinued operation in 1997 and retained Electromechanical Systems when we sold COMSAT RSI in 1998 (see Note 9). The lawsuit names Electromechanical Systems, COMSAT, COMSAT RSI, and several current and former Electromechanical Systems employees and seeks potential damages estimated at up to $40.0 million. The Department of Justice is expected to seek to stay the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. We intend to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability that could result from any civil or criminal sanctions the government may seek.

7.       Earnings Per Share

         The following reconciliation illustrates the calculation of our basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 1999 and 1998:

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                         ---------------------        ---------------------
         In millions, except per share amounts                1999       1998             1999        1998
-----------------------------------------------------------------------------------------------------------
         Net income (loss)                                $  (18.4)  $    6.6         $    5.6    $   14.5
                                                          =========  =========        =========   =========
         Basic:
           Weighted average shares outstanding                52.7       52.1             52.6        51.5
                                                          =========  =========        =========   =========
             Per share                                    $  (0.35)  $   0.13         $   0.11    $   0.28
                                                          =========  =========        =========   =========

         Assuming dilution:
           Weighted average shares outstanding                52.7       52.1             52.6        51.5
           Stock options                                         -        1.1              1.1         1.5
           Restricted stock awards and units                     -        0.1              0.1         0.1
                                                          ---------  ---------        ---------   ---------
           Total                                              52.7       53.3             53.8        53.1
                                                          =========  =========        =========   =========
             Per share                                    $  (0.35)  $   0.12         $   0.10    $   0.27
                                                          =========  =========        =========   =========


8.       Comprehensive Income

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


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                       ------------------             -----------------
           In millions                                                    1999       1998                1999      1998
           ---------------------------------------------------------------------------------------------------------------
           Net income (loss)                                           $ (18.4)    $  6.6            $    5.6   $  14.5
           Other comprehensive income (loss):

                Unrealized gain (loss) on securities                      13.1      (11.4)              (11.8)      5.3
                Foreign currency translation                              (4.4)      (1.4)              (54.9)     (6.8)
                                                                       --------    -------           ---------  --------
           Total comprehensive income (loss)                           $  (9.7)      (6.2)              (61.1)     13.0
                                                                       ========    =======           =========  ========


         The foreign currency translation loss resulted from the devaluation of the Brazilian currency (the Real) this year. The unrealized gain (loss) on securities for the three and nine months ended September 30, 1999 includes an adjustment to reclassify $12.9 million and $0.5 million, respectively, of unrealized losses related to COMSAT's direct investment in ICO Global Communications (Holdings) Limited to net income (loss). We wrote-off our $36.0 million direct investment in ICO this quarter as a result of ICO's filing for Chapter 11 bankruptcy on August 27, 1999. The unrealized gain (loss) on securities for the nine months ended September 30, 1999 also includes an adjustment to reclassify $16.7 million of unrealized gains related to the sale of stock in Viatel, Inc. to net income.

9.       Discontinued Operations

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

         Certain of COMSAT RSI's assets were excluded from the sale and retained by COMSAT, including Electromechanical Systems, Inc. and a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia. We also retained a claim against the prime contractor to recover $29.0 million in costs incurred in performing the Green

         Bank contract, which are in excess of the original contract value. The prime contractor has filed a counterclaim seeking $13.1 million in damages for delay. The claim and counterclaim are currently in arbitration. We may not be successful in collecting all or any portion of this claim. The loss upon disposition of discontinued operations is based upon our best estimates of the costs to complete the Green Bank contract, the amount to be realized from the $29.0 million Green Bank contract arbitration claim, potential indemnification claims and other costs related to the discontinued operations. These estimates could change as additional costs are incurred to complete the Green Bank contract, upon resolution of the arbitration and upon resolution of other matters related to the COMSAT RSI discontinued operations.

         The net assets of COMSAT RSI remaining were $22.5 million at September 30, 1999 and $15.0 million at December 31, 1998. The net assets consist primarily of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for the estimated loss on disposal.

10.      New Accounting Pronouncements

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

11.      Segment Information

         Selected information regarding our operating segments, World Systems
         (CWS), Mobile Communications (CMC), International (CI) and Laboratories
         (Labs) follows:


         Three Months Ended                  Satellite Services
                                        ---------------------------
         (in millions)                    CWS       CMC      Total         CI        Labs     Other      Total
         ------------------------------------------------------------------------------------------------------
         September 30, 1999:
         Revenues:
           External customers           $ 86.5    $ 30.6    $117.1      $  25.8    $  12.8   $     -    $155.7
           Intersegment                    0.6       0.2       0.8            -        1.5      (2.3)        -
                                        -------   -------   -------     --------   --------  --------   -------
           Total                        $ 87.1    $ 30.8    $117.9        $25.8    $  14.3   $  (2.3)   $155.7
                                        =======   =======   =======     ========   ========  ========   =======

         Segment income (loss)          $ 36.9    $(31.2)   $  5.7      $  (6.4)   $  (0.4)  $ (24.7)   $(25.8)
                                        =======   =======   =======    =========   ========  ========   ======
         September 30, 1998:
         Revenues:
           External customers           $ 76.7    $ 42.1    $118.8      $  29.7    $   9.9   $     -    $158.4
           Intersegment                    0.3       0.7       1.0          0.1        1.5      (2.6)        -
                                        -------   -------   -------     --------   --------  --------   -------
         Total                          $ 77.0    $ 42.8    $119.8      $  29.8    $  11.4   $  (2.6)   $158.4
                                        =======   =======   =======     ========   ========  ========   =======

         Segment income (loss)          $ 27.2    $  7.7    $ 34.9      $ (18.6)   $  (0.3)  $ (20.7)   $ (4.7)
                                        =======   =======   =======     ========   ========  ========   =======


         Nine Months Ended                   Satellite Services
                                        ---------------------------
         (in millions)                    CWS       CMC      Total         CI        Labs     Other      Total
         --------------------------------------------------------------------------------------------------------

         September 30, 1999:
         Revenues:
           External customers           $250.9    $ 91.0    $341.9      $  81.1    $  33.1   $     -    $456.1
           Intersegment                    1.4       0.4       1.8          0.1        4.4      (6.3)        -
                                        -------   -------   -------     --------   --------  --------   -------
           Total                        $252.3    $ 91.4    $343.7      $  81.2    $  37.5   $  (6.3)   $456.1
                                        =======   =======   =======     ========   ========  ========   =======

         Segment income (loss)          $ 98.2    $(22.3)   $ 75.9      $  11.9    $  (2.1)  $ (69.0)   $ 16.7
                                        =======   ======== ========     ========   ========  ========   =======

         September 30, 1998:
         Revenues:
           External customers           $225.1    $121.8    $346.9      $  81.9    $  25.4   $     -    $454.2
           Intersegment                    1.1       1.9       3.0          0.1        6.5      (9.6)        -
                                        -------   -------   -------     --------   --------  --------   -------
           Total                        $226.2    $123.7    $349.9      $  82.0     $ 31.9    $ (9.6)   $454.2
                                        =======   =======   =======     ========   ========  ========   =======

         Segment income (loss)          $ 79.2    $ 24.0    $103.2      $ (26.8)     $(2.7)   $(65.7)   $  8.0
                                        =======   =======   =======     ========   ========   =======   =======

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1999

                             ANALYSIS OF OPERATIONS

Consolidated Operations

     COMSAT now uses the equity method to account for its 22.2% investment in Inmarsat. Prior to 1999, COMSAT used the pro rata method of consolidation to report its share of Inmarsat's operating results. While the change in accounting method did not affect consolidated net income, it did affect certain categories on the income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in the "Other income (expense), net" category of the income statement.

Revenues

     Consolidated revenues in the third quarter of 1999 were $155.7 million, or $2.7 million below the third quarter of 1998. For the nine months ended September 30, 1999, revenues of $456.1 million were $1.9 million above the comparative period of last year. For the year-to-date period, lower revenues in Mobile Communications and International more than offset increased revenues in World Systems and the Laboratories.

Operating Income

     Operating income for the third quarter was $15.8 million, or $13.4 million above the same period of last year. For the year-to-date period, operating income was $46.6 million, or $3.5 million better than the comparative period of 1998. In the third quarter of 1998, we recorded a $14.0 million non-cash impairment loss related to the write-down of the long-lived assets of BelCom, COMSAT International's company operating in Russia and the Commonwealth of Independent States. Exclusive of the 1998 BelCom impairment loss, third quarter and year-to-date operating income were $600,000 and $10.5 million below the respective periods of last year. The change in the method of accounting for our investment in Inmarsat, lower Mobile Communications revenues and costs related to the proposed merger with Lockheed Martin Corporation predominately caused the decreases. Increased operating income in World Systems partially offset those items. The improvement in World Systems was primarily the result of increased ownership in INTELSAT and a change by World Systems during the third quarter of 1999 to extend the depreciable lives of the INTELSAT satellites.

Other Income (Expense), Net

     Other income (expense), net was expense of $32.5 million for the third quarter of 1999, as compared to expense of $1.0 million for the third quarter of last year. The increase in expense was the result of the write-off of our 1.6% direct ownership in ICO Global Communications (Holdings) Limited. This write-off resulted in a non-cash, pre-tax charge of $36.0 million during the third quarter of 1999. See "Outlook-ICO Global

Communications." The ICO charge was offset, in part, by $3.6 million in equity earnings from our investment in Inmarsat. For the nine months ended September 30, 1999, other expense was $1.3 million, which was $3.5 million below the comparative expense of $4.8 million for the same period of last year. This improvement was the result of the $25.7 million pre-tax gain from the sale of Viatel stock during the first half of 1999 and $12.7 million in equity income from Mobile Communications' investment in Inmarsat. The third quarter 1999 write-off of our direct investment in ICO partially offset those items. Year-to-date 1998 results included a $2.0 million non-cash write-off of the Laboratories' investment in Superconducting Core Technologies, Inc. in the first quarter of 1998.

Interest Costs, Net of Amounts Capitalized

     Interest costs, net of amounts capitalized for the third quarter of 1999, were $9.1 million, or $3.0 million higher than the same period of 1998. For the first nine months of this year, interest costs, net of amounts capitalized, were $28.5 million, or $1.6 million below the comparative period of 1998. The third quarter of 1998 included a $4.2 million reversal of previously accrued interest costs related to certain tax matters (see below in income tax expense). Exclusive of this reversal, interest costs were better by $1.2 million for the third quarter and $5.8 million for the year-to-date, when compared to the same periods in 1998. The year-over-year improvement in interest costs was the result of lower levels of borrowings and the reclassification of Mobile Communications' share of Inmarsat interest costs from this category to a component of "Other income (expense), net."

Income (loss) before Income Taxes

     The loss before income taxes for the third quarter of 1999 was $25.8 million, which was $21.1 million higher than the third quarter 1998 loss of $4.7 million. Exclusive of the ICO direct investment write-off, income before taxes for the third quarter was $10.2 million, which was $14.9 million better than the same period of last year. For the year-to-date period, income before income taxes was $16.7 million, or $8.7 million better than the first nine months of 1998. Absent the ICO write-off, the year-to-date income before taxes was $52.7 million, which was $44.7 million above the comparative period of 1998. This improvement principally was due to the gain from the sale of Viatel stock, higher earnings from World Systems and the BelCom impairment loss in 1998. Lower Mobile Communications revenues and costs associated with the proposed merger with Lockheed Martin partially offset those items.

Income Tax Benefit (Expense)

     For the third quarter of 1999, income tax benefit was $7.4 million, as compared to an income tax benefit of $11.3 million in the third quarter of 1998. A tax benefit of $12.6 million was recognized this quarter on the ICO write-off. Income tax expense for the first nine months of this year was $11.1 million, which compares to an income tax benefit of $6.5 million for the same period last year. In the third quarter of 1998, the corporation favorably resolved a state tax audit and, accordingly, reversed previously accrued interest costs of $1.7 million and state income taxes of $2.2 million. In addition, events during the third quarter of 1998 led the corporation to determine that previously accrued interest costs of $2.5 million and federal income taxes of $15.1 million related to certain tax matters were no longer required.

Net Income (Loss)

     The net loss for the third quarter of 1999 was $18.4 million, as compared to net income of $6.6 million in the third quarter of 1998. For the nine months ended September 30, 1999, net income was $5.6 million, which was $8.9 million below the same period of last year. The after tax effect of the write-off of our direct investment in ICO was $23.4 million. Therefore, exclusive of the ICO write-off, income after taxes was $5.0 million for the third quarter of 1999 and $29.0 million for the first nine months of 1999.

     The net loss per share on a fully-diluted basis for the third quarter was $0.35, versus earnings per share or $0.12 in the same period of 1998. For the first nine months of 1999, earnings per share on a fully-diluted basis were $0.10, as compared to $0.27 per share for the same period in 1998.

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


Results by Segment:
                                            Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                           ---------------------         -----------------------
In millions                                   1999         1998               1999       1999
----------------------------------------------------------------------------------------------
REVENUES
Satellite Services:
     World Systems                          $  87.1     $  77.0            $ 252.3    $ 226.2
     Mobile Communications                     30.8        42.8               91.4      123.7
                                            -------     --------           --------   --------
     Total Satellite Services                 117.9       119.8              343.7      349.9
                                            -------     --------           --------   --------

International                                  25.8        29.8               81.2       82.0
Laboratories                                   14.3        11.4               37.5       31.9
Eliminations and other                         (2.3)       (2.6)              (6.3)      (9.6)
                                            -------     --------           --------   --------
     Total                                  $ 155.7     $ 158.4            $ 456.1    $ 454.2
                                            =======     ========           ========   ========

SEGMENT INCOME (LOSS)
Satellite Services:
     World Systems                          $  36.9     $  27.2            $  98.2    $  79.2
     Mobile Communications                    (31.2)        7.7              (22.3)      24.0
                                            --------    --------           --------   --------
     Total Satellite Services                   5.7        34.9               75.9      103.2
                                            --------    --------           --------   --------

International                                  (6.4)      (18.6)              11.9      (26.8)
Laboratories                                   (0.4)       (0.3)              (2.1)      (2.7)
                                            --------    --------           --------   --------
     Total segment income                      (1.1)       16.0               85.7      (73.7)

General and administrative expenses            (6.7)       (6.3)             (18.6)     (18.2)
Merger costs                                   (5.3)       (3.5)              (9.2)      (3.5)
Interest costs, net of amounts capitalized     (9.2)       (6.1)             (28.6)     (30.1)
Other income (expense), net                    (3.5)       (4.8)             (12.6)     (13.9)
                                            --------    --------           --------   --------
     Total                                  $ (25.8)     $ (4.7)           $  16.7    $   8.0
                                            ========    ========           ========   ========


World Systems

     World Systems revenues in the third quarter of this year were $87.1 million, an increase of 13% over the same period of last year. For the first nine months of 1999, revenues in World Systems were $252.3 million, which was an improvement of 12% as compared to the same period of 1998. The improvement in revenues was primarily the result of increased demand for Internet services and other high-speed data traffic and our increased ownership in INTELSAT. In 1999, we paid $38.1 million to increase our total ownership share of INTELSAT from 18.4% to 20.4%. A slight decline in voice revenues partially offset these increases.

     Segment income in World Systems in the third quarter was $36.9 million, an increase of 36% as compared to the same period during 1998. For the first nine months of 1999, World Systems segment income was $98.2 million, or 24% higher than the same period of last year. During the third quarter of 1999, CWS extended the depreciable lives of its share of costs on the INTELSAT satellites based on the current estimated useful lives of those satellites. The change had the effect of increasing CWS's segment income by $5.0 million this quarter. The remainder of the improvement in CWS's segment income was from increased ownership in INTELSAT, lower operating expenses and revenue growth.

Mobile Communications

     Inmarsat completed its privatization on April 15, 1999. As a result, we began using the equity method of accounting on January 1, 1999 to report our 22.2% ownership in the new company. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. Under the pro rata method of consolidation, we reported our share of Inmarsat's revenues (net of the space segment charges that we paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the appropriate categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in "Other income (expense), net" within the Mobile Communications operating segment. The space segment charges that we pay to Inmarsat are now reported in cost of services. Our share of Inmarsat's interest costs and income taxes are now reported within the Mobile Communications segment. Prior to 1999, our share of Inmarsat's interest costs were reported in "Interest costs, net of amounts capitalized" and taxes related to our income from Inmarsat were reported in "Income tax expense."

     Revenues in Mobile Communications for the third quarter were $30.8 million, or 28% below the third quarter of 1998. Mobile Communications revenues in the first nine months of 1999 were $91.4 million, or 26% below the same period last year. Lower analog telephone traffic, principally due to lower usage in the U.S. Government sector, and lower amounts of carrier traffic primarily caused the declines. In addition, reporting Inmarsat's revenues using the equity method of accounting lowered Mobile Communications' revenues by $5.2 million in the third quarter and $11.3 million in the first nine months of 1999.

     Mobile Communications' segment loss in the third quarter of 1999 was $31.2 million, as compared to segment income of $7.7 million in the third quarter of 1998. For the nine months ended September 30, 1999, Mobile Communications segment loss was $22.3 million, versus segment income of $24.0 million in the same period of 1998. Exclusive of the write-off of our direct investment in ICO, Mobile Communications segment income in the third quarter was $4.8 million and for the nine months ended September 30, 1999, was $13.7 million. Excluding the ICO write-off, the decline in Mobile Communications segment income was due to lower revenues, and reporting our share of Inmarsat's interest costs and income taxes within the Mobile Communications segment. Mobile Communications' results included interest costs and income taxes of $2.0 million for the third quarter and $5.2 million for the first nine months of 1999. The third quarter 1999 results also included a $1.1 million gain on the sale of an investment. In addition, the year-to-date 1998 results include a gain of $1.0 million on the sale of an investment.

International

     International's third quarter 1999 revenues were $25.8 million, or 13% below the third quarter of 1998. For the nine months ended September 30, 1999, International's revenues were $81.2 million, or 1% lower than the same period of last year. International's revenues in Brazil decreased compared to last year due in part to the devaluation of the Brazilian currency. Lower revenues in Brazil were offset, in part, by improvements in Argentina, Mexico and Colombia.

     International's segment loss for the third quarter of 1999 was $6.4 million, compared to a loss of $18.6 million for the same period of 1998. International third quarter 1998 results included a non-cash loss of $14.0 million related to the write-down of the long-lived assets of BelCom. Exclusive of the BelCom impairment loss, International's loss for the third quarter of 1999 was $1.8 million worse than the same period in 1998.

     International's segment income for the first nine months of 1999 was $11.9 million, compared to a segment loss of $26.8 million for the nine months ended September 30, 1998. During the first half of 1999, we sold our remaining investment in Viatel and recognized a gain of $25.7 million. Excluding the gain on the sale of Viatel stock and the third quarter 1998 BelCom impairment loss, International's year-to-date 1999 segment loss was $13.8 million, which was $1.0 million worse than the same period in 1998. The economic conditions in Latin America are continuing to adversely affect International's operations in Argentina, Brazil and Venezuela. During the first nine months of 1999, the Brazilian currency has been devalued by approximately 60%.

Laboratories

     The Laboratories' revenues in the third quarter of 1999 were $14.3 million, or 25% higher than the third quarter of 1998. For the nine months ended September 30, 1999, Laboratories' revenues were $37.5 million, or 18% better than last year. The improvement in revenues was due to growth in our technical consulting and product businesses. The segment loss in the third quarter was $400,000, compared to a segment loss of $300,000 in the third quarter of 1998. For the nine months ended September 30, 1999, the segment loss was $2.1 million, which was $600,000 better than the first nine months of 1998. The prior year results included a $2.0 million non-cash write-off of our investment in Superconducting Core Technologies, Inc. Absent this write-off, the Laboratories' segment loss in the first nine months of 1999 was $1.4 million higher than the same period of 1998 and was primarily due to increased research and development costs.

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

     The first step, a cash tender offer to purchase up to 49% of COMSAT's outstanding common stock at a price of $45.50 per share, was completed on September 18, 1999. As a result, Lockheed Martin now owns approximately 49% of COMSAT's outstanding common stock.

     The second step is a proposed merger of COMSAT with a wholly-owned subsidiary of Lockheed Martin. In the merger, shareholders will receive one share of Lockheed Martin common stock for each share of COMSAT common stock that they own.

     The merger will be completed only if the conditions set forth in the merger agreement are satisfied. One of the conditions is the completion of the tender offer, which has now been satisfied. Some of the other conditions are:

     o amendment of the Communications Satellite Act of 1962 to permit completion of the merger;

     o receipt of all consents and approvals from governmental authorities; and

     o there is no event that has had or would reasonably be expected to have a significant adverse effect on COMSAT.

     We are working toward completing the merger. However, we do not yet know when or whether the merger will be completed.

     If Congress adopts amendments to the Satellite Act in the 1999 or 2000 legislative session, the merger would likely occur four to six months thereafter, depending upon when the FCC acts on approvals necessary to complete the merger. No assurance can be given that the requisite legislation will be enacted or that such legislation will not have a significant adverse effect on COMSAT. If legislation enabling the merger is enacted and all other closing conditions are satisfied, FCC approval of the merger will be required. While it is expected that the FCC would act promptly on the matter following enabling legislation, the FCC's response time could affect the estimated time frame for closing the merger. If the merger is not completed by September 18, 2000, either Lockheed Martin or COMSAT may terminate the merger agreement.

Restructuring of INTELSAT

     INTELSAT's management and Board of Governors are continuing efforts to transform INTELSAT from a treaty-based, intergovernmental organization to a fully-private, commercial company. In September 1999, the Board of Governors prepared an interim report on INTELSAT's plan to privatize the organization. This plan was presented in October 1999 to INTELSAT's Assembly of Parties (a meeting of the member of governments of INTELSAT). The Assembly of Parties unanimously approved the plan targeting privatization as early as April 1, 2001. The Assembly endorsed proceeding further toward the privatization of INTELSAT in a manner that would result in INTELSAT being operated as a corporation without privileges and immunities. While the new privatized company initially will not be publicly traded, an initial public offering is planned for 2002, subject to market conditions and the actual date of incorporation of the restructured INTELSAT. COMSAT is committed to privatizing INTELSAT in a pro-competitive manner at the earliest possible time. As a minority shareholder and the U.S. Signatory to INTELSAT, however, we lack the ability to independently effect a restructuring of INTELSAT. The success and timing of our efforts will depend on our ability to achieve a consensus among other Signatories and participating member governments.

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

     On November 10, 1999, the House of Representatives passed the Communications Satellite Competition and Privatization Act of 1999 (H.R. 3261). Representative Tom Bliley, Chairman of the House Committee on Commerce, introduced the legislation on November 9 and it went directly to the House floor without going through committee. The next step in the legislative process will be a conference in which lawmakers from both houses will attempt to reconcile the differences in H.R.3261 and S. 376. We cannot predict the timing or outcome of that process, but the differences in the two bills are substantial. Enactment into law also will require Presidential approval. The Clinton Administration opposed H.R. 3261 in a letter to Representative Bliley prior to its passage.

     Like the bill passed by the House last year (H.R. 1872), the bill recently passed by the House contains provisions that could adversely affect in a material way COMSAT's results of operations and the value of its investments in INTELSAT, Inmarsat and New Skies Satellites, N.V. In particular, the House bill contains provisions mandating the immediate availability of "Level 4" direct access to INTELSAT, pursuant to which U.S. customers would be able to invest in INTELSAT as well as by-pass COMSAT to directly contract with INTELSAT for service. If enacted, COMSAT's INTELSAT ownership could be substantially diluted prior to privatization. The Senate Bill would permit direct access after July 1, 2001, but would not permit direct investment by U.S. customers other than COMSAT.

     The House bill also contains various criteria and deadlines related to the privatization of INTELSAT, Inmarsat and New Skies, along with sanctions if those conditions are not met. For example, the House bill requires that INTELSAT, Inmarsat and New Skies must complete an initial public offering by specified dates (by April 1, 2001 for INTELSAT, by April 1, 2000 for Inmarsat, and by a date which has already passed for New Skies). If INTELSAT, Inmarsat and New Skies do not satisfy those criteria, their access to the U.S. market would be restricted or eliminated, except for the provision of, for INTELSAT, switched voice telephony and occasional use television, and for Inmarsat, global marine distress and safety service. COMSAT believes that the House Bill's conditions would be difficult to meet, and that sanctions would be likely if H.R. 3261 were to become law. The Senate bill also contains privatization criteria, but gives the FCC more discretion with respect to allowing market entry by privatized systems.

     Both the Senate and House bill, expressly precludes abrogation of COMSAT's existing long-term carrier contracts under the so-called "fresh look" doctrine. However, the House bill requires the FCC to complete a rulemaking within 180 days on the "portability" of COMSAT's capacity on INTELSAT satellites to users.

     The House bill contains a number of provisions that are not contained in the Senate bill. The House bill would ban the provision of new Internet, high-speed data, direct-to-home broadcasting, and Ka-band satellite applications prior to privatization. As a result, COMSAT would be barred from providing these services, except pending completion of existing contracts. The House bill also precludes INTELSAT from acquiring any new satellites or orbital slots prior to privatization. All INTELSAT orbital slots not planned for use as of March 25, 1998 would have to be relinquished if the House bill is enacted. The House bill also requires that Inmarsat spectrum must be relinquished on January 1, 2006. Finally, COMSAT's Signatory immunity would be abolished prior to privatization with few safeguards. This could expose COMSAT to potential liabilities for actions taken pursuant to the INTELSAT inter-governmental agreements.

     Both the Senate Bill and the House Bill would remove the existing limitations on the ownership of COMSAT stock under the Satellite Act and, thereby, permit Lockheed Martin to complete its proposed acquisition of the remaining 51% of COMSAT. Under the House Bill, however, the ownership cap would not be lifted until the effective date of the FCC order establishing direct access. Consummation of the merger remains subject to receipt of FCC approval for the change of control and other conditions.

     Pending reconciliation of the differences between the House and Senate bills and final passage of legislation by both houses, COMSAT cannot accurately determine how the final legislation will effect its future business operations and prospects.

     On September 15, 1999, the FCC adopted a new policy of direct access to INTELSAT in the United States. Specifically, the FCC authorized U.S. carriers and users to contract directly with INTELSAT for satellite capacity (Level 3 direct access), rather than obtaining it through COMSAT. The FCC rejected requests to allow entities other than COMSAT to invest in INTELSAT proportionate to their usage (Level 4 direct access), finding that the FCC lacked the authority under the 1962 Communications Satellite Act to permit Level 4 direct access. The Satellite Act also imposes specific responsibilities upon COMSAT as the U.S. Signatory to INTELSAT. In recognition of the costs created by Signatory activities that are unrecoverable under INTELSAT's Level 3 direct access program, the FCC has authorized COMSAT to file a tariff to charge all direct users a "Signatory surcharge" to recover those costs. The FCC estimated that the Signatory surcharge would be approximately 5.58% of the rate direct access users would pay to INTELSAT for capacity ordered directly. The FCC also rejected claims that COMSAT's long-term carrier contracts should be subject to government abrogation under the "fresh look" doctrine, thus preserving COMSAT's backlog of contracted capacity commitments. Moreover, the FCC declined to pursue claims for "portability" of COMSAT's capacity to users, citing no evidence in the record to support this proposal.

     COMSAT believes that the FCC lacks the authority to impose direct access under the Satellite Act as currently enacted. Accordingly, COMSAT has appealed the FCC's direct access order to the U.S. Court of Appeals for the District of Columbia Circuit. COMSAT filed a request for stay of the order with the FCC pending the outcome of COMSAT's appeal, which the FCC later denied. COMSAT subsequently filed a motion for stay of the order with the U. S. Court of Appeals. The Court denied that motion on November 10, 1999. COMSAT plans to seek an expedited briefing schedule for the appeal. However, two parties have filed petitions for reconsideration of the FCC's direct access order. This action may delay the Court's decision on the merits. In the meantime, the FCC has announced that Level 3 direct access will be available as of December 6, 1999, the effective date of its order.

     Direct access could fundamentally change the way COMSAT does business. Direct access may materially reduce COMSAT World Systems' future revenues to the extent that customers begin to contract directly with INTELSAT for new capacity and for existing capacity as long-term contracts and capacity commitments expire. On October 14, 1999, COMSAT amended its inter-carrier agreement with AT&T Corp. which provides for price reductions in exchange for AT&T's commitment to maintain specified levels of traffic on the INTELSAT system via COMSAT through at least 2006.

     In June 1998, the FCC issued a public notice requiring U.S. earth stations using INTELSAT satellites that were scheduled to be transferred to New Skies to file license modification applications in order to access the New Skies system. Several companies, including COMSAT, filed applications in response to this notice. On August 6, 1999, the FCC granted these applications for a three-year license term, finding that New Skies' entry into the U.S. market would not pose a very high risk to competition, but that New Skies was not yet fully independent of INTELSAT. U.S. earth stations may now access New Skies satellites for both domestic and international services. The FCC stated that it would consider extending these licenses for a full ten-year term upon an appropriate showing by New Skies. In the meantime, it directed New Skies to file quarterly status reports on its plans for an initial public offering and other steps toward independence.

ICO Global Communications

     ICO filed for Chapter 11 bankruptcy on August 27, 1999. As a result, COMSAT wrote off its 1.6% direct ownership interest in ICO Global Communications (Holdings) Limited during the third quarter of 1999. In addition to this direct investment in ICO, we have an indirect investment of $34.7 million in ICO through our equity ownership in Inmarsat, which also is an ICO shareholder. As of September 30, 1999, Inmarsat had not written off its investment in ICO. ICO has stated that it needs approximately $1.2 billion in additional funding in order to complete the development of its system and fund its operations through deployment. On November 1, 1999, ICO announced that Craig McCaw, through his affiliated companies, including Teledesic LLC, will lead a group of international investors to provide up to $1.2 billion in funding to ICO. On the same day, Inmarsat announced that, after a comprehensive and detailed analysis, it will not proceed with any additional direct investment into ICO. It is expected that Inmarsat will write-off its investment in ICO in the fourth quarter of 1999. Accordingly, COMSAT expects to write-off its $34.7 million indirect investment in ICO at that time.

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

     In the second half of 1996, we initiated a program to identify and address year 2000 issues in order to avoid interruption to our operations at the turn of the century. Each of our operating segments, as well as our administrative functions, has completed the inventory and assessment phases of the year 2000 implementation plan and has completed remediation and testing of the critical non-compliant systems identified during the first two phases. The remaining effort is being directed at maintenance and field testing of remediated sites, primarily in COMSAT International.

     Our current estimate is that it will cost approximately $7 million prior to January 1, 2000 to modify in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue. Of this amount, we have spent approximately $6 million through September 30, 1999. Management does not foresee any future events that could prevent the completion of all testing and installations prior to January 1, 2000.

     While we are devoting substantial resources to our own year 2000 compliance effort, COMSAT, as well as other international telecommunications carriers, will be dependent, in part, on foreign and other third-party telecommunications carriers being year 2000 compliant. The financial impact on World Systems and Mobile Communications of foreign or third-party telecommunications carriers failing to meet the year 2000 challenge would be realized in either of two ways: loss of revenue due to the inability to complete the up-link or down-link transmissions to or from a satellite and/or a decrease in our share of INTELSAT and Inmarsat operating results. In recognition of the potential financial exposure resulting from this dependency on foreign and third-party telecommunications carriers, we have undertaken, as part of our year 2000 efforts, an analysis of the year 2000 compliance efforts of these telecommunications carriers. In addition to this analysis, we are also utilizing the results of efforts undertaken by INTELSAT, Inmarsat and the International Telecommunications Union (ITU).

     World Systems derives a significant amount of its revenues under long-term contracts. Almost all of these revenues are dependent upon termination with a foreign telecommunications carrier. Even though these long-term contracts are not subject to termination as a result of the year 2000 issue, a significant portion of the expected future World Systems revenues and our share of INTELSAT revenues is generated from services between the United States and areas of the world that may be subject to service interruptions resulting from year 2000 readiness issues. In addition, Mobile Communications derives a significant portion of its revenues from services either originating or terminating outside of the United States. If the originating or terminating carrier is unable to initiate or terminate a call, Mobile Communications, directly and indirectly through our share of Inmarsat revenues, would be adversely affected by reduced revenues. It is not possible for us to accurately quantify the amount, if any, of these exposures.

     International relies on third-party telecommunications carriers to provide services to their customers. We have sought, but have not yet received, final certification regarding year 2000 compliance from all of our third-party carriers. We are developing appropriate contingency plans to mitigate, to the extent possible, the effects of possible non-compliance by third-party carriers.

                         LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash during the first nine months of 1999 was cash from operations and the sale of Viatel stock. Our working capital at September 30, 1999 was $59.9 million, which was $1.8 million higher than December 31, 1998. The increase in working capital was due to a $52.2 million increase in current assets primarily from the proceeds from sale of stock in Viatel, offset by higher current liabilities of $50.4 million. The increase in current liabilities was primarily from reclassifying the current portion of our share of INTELSAT's long-term debt and certain other noncurrent liabilities to current liabilities.

     We have access to short-term and long-term financing at favorable rates. Our current long-term debt ratings are A- from Standard and Poor's and Baal from Moody's. Our current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. Following announcement of the proposed merger with Lockheed Martin, both Standard and Poor's and Moody's placed their ratings on our long-term debt under review for possible downgrades. Shortly after completion of the tender offer, Moody's downgraded COMSAT's long-term debt and the Monthly Income Preferred Securities issued by COMSAT Capital I, L.P. from A3 to Baal. Ratings from both Moody's and Standard and Poor's remain under review for possible further downgrades as a result of the merger. The ratings for commercial paper are not under review at this time.

     Our $200 million commercial paper program had no borrowings outstanding at September 30, 1999. A $200 million credit agreement, expiring at the end of 1999, backs up our commercial paper program. We are currently engaged in discussions to extend the facility through December 16, 2000. We had $36 million remaining under a $100 million medium-term note program at September 30, 1999. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     Our capital structure and debt-financing activities are regulated by the FCC. Under the currently approved FCC guidelines, we are subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. We were in compliance with these guidelines as of September 30, 1999. If we were to fail to satisfy one or more of the FCC guidelines, we would be required to seek advance FCC approval of future financing activities on a case-by-case basis.

Item 3   Quantitative and Qualitative Disclosures About Market Risk

     We do not hold or issue derivative financial instruments. We finance our operations and manage our interest rates through a combination of short-term commercial paper, fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowing under our short-term commercial paper program can expose our operating results to changes in short-term rates. At September 30, 1999, no commercial paper was outstanding.

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

PART II.  Other Information

Item 1.   Legal Proceedings
          -----------------
          See note 5 of this Form 10-Q and Item 3 of our 1998 Form 10-K, which are incorporated herein by reference.

Item 2.   Change in Securities
          --------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Item 4.      Submission of Matters To A Vote of Security Holders

          At COMSAT's Annual Meeting of Shareholders held on August 20, 1999 (the "Annual Meeting"), the shareholders of the corporation voted to approve the merger agreement with Lockheed Martin Corporation. The merger agreement was approved by a vote of 39,522,725 for, 385,768 against and 83,055 abstentions. There were 3,925,450 broker non-votes.

          At the Annual Meeting, all twelve of the corporation's nominees for director were elected by the vote totals noted below:

               NOMINEE                    FOR                    WITHHELD
               -------                    ---                    --------
            Betty C. Alewine           43,415,479                501,519
            Marcus C. Bennett          43,556,956                360,042
            Lucy Wilson Benson         43,432,491                484,507
            Edwin I. Colodny           43,540,012                376,986
            Lawrence S. Eagleburger    43,137,520                779,478
            Neal B. Freeman            43,550,840                366,158
            Caleb B. Hurtt             43,557,426                359,572
            Peter W. Likins            43,551,633                365,365
            Larry G. Schafran          43,532,442                384,556
            Robert G. Schwartz         43,540,881                376,117
            Kathryn C. Turner          43,453,513                463,485
            Guy P. Wyser-Pratte        43,522,737                394,261

          The Corporation also has two directors, Peter S. Knight and Charles T. Manatt, who are appointed by the President pursuant to the Communications Satellite Act of 1962 and whose terms continued after the Annual Meeting. A third director position is vacant pending appointment by the President.

          Shareholders approved the appointment of Deloitte & Touche LLP as independent public accountants for the corporation for the fiscal year ending December 31, 1999 which appointment was approved by a vote of 43,615,608 for, 172,972 against and 128,418 abstentions.

          A shareholder proposal requiring the corporation to reaffirm its political non-partisanship and require the reporting of certain practices was defeated by a vote of 4,925,221 for, 33,021,307 against and 2,045,020 abstentions. There were 3,925,450 broker non-votes.

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)      Exhibits
                   --------
                   27 - Financial Data Schedule

          (b)      Report on Form 8-K
                   ------------------
                   Report dated July 19, 1999 containing a press release regarding COMSAT's second quarter financial results and other matters.

                   Report dated August 27, 1999 regarding the status of certain conditions to closing the tender offer made by Regulus LLC, a subsidiary of Lockheed Martin Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMSAT Corporation
                               ------------------




                             By /s/ Alan Korobov
                             ----------------------
                                 Alan Korobov
                                   Controller


Date:    November 15, 1999