Form 10-K
period 1999-12-31
COMSAT CORP
filed 2000-03-30
CIK 22698

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission file number 1-4929

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

Securities registered pursuant to Section 12(g) of the Act:  None.


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X           No
                                                  -----            -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K. [ ]

  Aggregate market value of voting stock held by non-affiliates of the Registrant was $444,723,060 based on a closing market price of $16.9375 per share on March 1, 2000, as reported on the composite tape for New York Stock Exchange listed issues.

  53,240,312 shares of common stock, without par value, were outstanding on March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated by reference: NONE.

                                    PART I

Item 1:   Business

GENERAL INFORMATION

Business Segments

   We report operating results and financial data in four business segments:
World Systems,  Mobile Communications, International and Laboratories.

 . World Systems provides satellite capacity for voice, data, Internet, video and audio communications services between the U.S. and the rest of the world using the global satellite networks of the International Telecommunications Satellite Organization (INTELSAT) and New Skies Satellites, N.V. The World Systems segment also includes COMSAT General Corporation and COMSAT Digital Teleport, Inc., which provide various satellite and ground segment services to commercial and government customers.

 . Mobile Communications provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications primarily using the Inmarsat satellite system.

 . International operates an integrated group of telecommunications companies that provide individualized digital network solutions to business clients and carriers in emerging markets overseas.

 . Laboratories provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

 . Financial information by business segment for each of the last three years is included in Note 15 to the financial statements.

   At year end 1999, COMSAT had approximately 1,700 employees. Of those, approximately 100 employees were represented by a labor union. The union employees work at two locations, the construction site of the radio astronomy telescope project in Green Bank, West Virginia and COMSAT's land earth station in Santa Paula, California.

Agreement and Plan of Merger with Lockheed Martin Corporation

   COMSAT and Lockheed Martin Corporation entered into an Agreement and Plan of Merger on September 18, 1998. Under the merger agreement, Lockheed Martin agreed to acquire all of the outstanding common stock of COMSAT in a two-step transaction. Lockheed Martin completed the first step of the transaction, a cash tender offer to purchase 49% of COMSAT's outstanding common stock at $45.50 per share, on September 18, 1999. The second step of the transaction is the merger of COMSAT with a Lockheed Martin subsidiary. In the merger, each share of COMSAT common stock will be converted into one share of Lockheed Martin common stock. The merger remains subject to satisfaction of several conditions, which principally include receipt of the remaining required regulatory approvals. The business combination with Lockheed Martin is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" and Note 2 to the financial statements.

   In connection with the merger agreement, COMSAT and Lockheed Martin entered into three additional agreements related to the overall transaction: a shareholders agreement, a registration rights agreement, and a carrier acquisition agreement. Those agreements are described in Note 2 to the financial statements. Under the shareholders agreement, COMSAT agreed to name three individuals designated by Lockheed Martin to its Board of Directors. Marcus C. Bennett, Caleb B. Hurtt and John V. Sponyoe currently serve as Lockheed Martin's designated directors under the terms of the shareholders agreement.

   To facilitate completion of the tender offer, and in accordance with the terms of the carrier acquisition agreement, COMSAT sold COMSAT Government Systems, Inc., an authorized common carrier subsidiary, to Lockheed Martin at approximately book value. The operating results of COMSAT Government Systems are included as part of the World Systems segment through September 18, 1999, the date that COMSAT Government Systems was merged with a subsidiary of Lockheed Martin.

Communications Satellite Act of 1962

   COMSAT was incorporated in 1963 under District of Columbia law, as authorized by the Communications Satellite Act of 1962. COMSAT is not an agency or establishment of the United States Government. The U.S. Government has not invested funds in COMSAT, guaranteed funds invested in COMSAT or guaranteed the payment of dividends by COMSAT. The U.S. Government has no ownership interest in COMSAT.

   Prior to recent amendments enacted in March 2000, the Satellite Act regulated various aspects of COMSAT's structure, ownership and operations. For example:

 . The Satellite Act placed limitations on the percentage of outstanding COMSAT common stock that a person or class of persons may hold.

 . The Satellite Act provided that three of COMSAT's 15 director positions were to be appointed by the President of the United States with the advice and consent of the United States Senate.

 . COMSAT's issuance of capital stock and borrowing of money is subject to oversight by the Federal Communications Commission (FCC).

 . On matters that may affect the national interest and foreign policy of the United States, COMSAT's representative to INTELSAT receives instruction from the U.S. Government pursuant to the Satellite Act.

   In March 2000, Congress passed and the President signed the Open-Market Reorganization for the Betterment of International Telecommunications Act (commonly referred to as the "ORBIT Act"). The ORBIT Act amends the Satellite Act and repeals upon enactment the special restrictions on the ownership of COMSAT's common stock. The legislation will permit the merger with Lockheed Martin to be completed following receipt of the remaining required regulatory approvals. The ORBIT Act repeals the provisions of the Satellite Act that require COMSAT to have three Presidentially-appointed directors. Two of those three positions were vacant pending Presidential appointment. The term of COMSAT's remaining Presidentially-appointed director expired upon enactment of the ORBIT Act. We also anticipate that, under the ORBIT Act, FCC regulation of our capital structure will be eliminated. However, COMSAT will remain subject to U.S. Government instruction, in its capacity as the U.S. Signatory to INTELSAT, until the privatization of INTELSAT is completed.

   The ORBIT Act also establishes deadlines for the privatization of INTELSAT and the completion of initial public offerings by INTELSAT, Inmarsat and New Skies, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for so-called "non-core" services. During the transition to privatization, the ORBIT Act also codifies an FCC action taken in 1999 that permits U.S. users and telecommunications providers to acquire satellite capacity directly from INTELSAT without going through COMSAT ("Level 3" direct access). In addition, the ORBIT Act removes COMSAT's immunity from suit in its capacity as an INTELSAT Signatory, subject to a limited exception for actions taken pursuant to U.S. Government instruction.

   These and other provisions of the ORBIT Act are discussed in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook -- Regulatory and Legislative Developments."

Government Regulation

   COMSAT is subject to regulation by the FCC under the Satellite Act and Communications Act of 1934 with respect to various aspects of its World Systems and Mobile Communications businesses. FCC decisions and policies have had, and are expected to continue to have, a significant effect on COMSAT.

   Specific aspects of the regulation of World Systems and Mobile
Communications are discussed in the narratives concerning those segments. See "Business - COMSAT World Systems -Regulation" and "Business - COMSAT Mobile Communications - Regulation."

   In addition, national and local regulatory authorities regulate COMSAT's operations in various developing foreign countries. The regulatory environment in many of those countries is rapidly evolving as the economies of those countries develop. COMSAT's operations in those countries have faced, and are likely to continue to face, regulatory, economic and business uncertainty.

COMSAT WORLD SYSTEMS

Services

   World Systems provides satellite capacity for telephone, data, Internet, video and audio communications services between the United States and the rest of the world using the global satellite networks of INTELSAT and New Skies. World Systems' customers include U.S. international communications common carriers, teleports, private network providers, multinational corporations, U.S. and international broadcasters, news-gathering organizations, digital audio companies and the U.S. Government.

   Digital satellite capacity leasing, including international VSAT (very small aperature terminal) service, is the fastest growing source of revenues for World Systems. World Systems' digital services provide fast, reliable and secure connections to communication networks around the globe. Internet service providers, carriers, and multinational corporations use World Systems' digital services to extend their network reach to meet market demand. Customers also use World Systems' international business service to implement their Internet applications.

   World Systems' digital services are well-suited for either high speed point-to-point or point-to-multipoint Internet applications. In addition, World Systems' digital satellite services offer asymmetric data rates, quick and scalable satellite connectivity, and simplified network architectures. Global demand for Internet access has been growing at a high rate. Internet applications were the main growth driver for digital leases, VSAT and international business services in 1999.

   Customers have established international VSAT networks in both Latin America and Europe. Using on-premise antennas as small as 1.8 meters in combination with the high-power satellites in the INTELSAT network, corporations doing business internationally deliver communications to multiple sites. Used primarily for data transmissions, VSATs also accommodate voice and video communications.

   For private-line customers, World Systems offers an all-digital international business service, as well as an international VSAT (very small aperture terminal) service. International business service offers customers high-speed, digital communications for voice, data, facsimile and video conferencing using on-premise earth stations that eliminate the need for costly land-line connections.

   World Systems also provides full-time voice-grade half-circuits (two-way communications links between an earth station and an INTELSAT satellite) to U.S. international communications common carriers. The three largest carrier customers are MCI WorldCom, Inc., AT&T Corp. and Sprint Corporation. World Systems offers significant discounts to customers entering into long-term commitments for full-time voice-grade half-circuits. In October 1999, COMSAT amended its inter-carrier agreement with AT&T to provide price reductions in exchange for AT&T's commitment to maintain specified levels of traffic on the INTELSAT system via COMSAT through at least 2006.

   World Systems' voice and data services are virtually all digital. International digital route (IDR) service, for example, makes it possible for communications carriers to provide digital public-switched telephone network circuits. Carriers are able to use a single digital circuit to handle multiple telephone calls simultaneously with existing technology.

   World Systems provides digital and analog video transmission services to the international broadcasting community. World Systems offers high-power, flexible satellite capacity to broadcasters and news services under long-term and short-term leases. World Systems also offers occasional use service on an as-needed basis.

   To maintain the quality of the INTELSAT network, World Systems provides tracking, telemetry, control and monitoring (TTC&M) services to INTELSAT and engages in a program of research and development to ensure that the satellite system accommodates the latest communications technologies, including broadband, Internet protocol (IP), frame relay, integrated services digital network (ISDN), and asynchronous transfer mode (ATM).

   The World Systems segment also includes the operations of COMSAT General Corporation and COMSAT Digital Teleport, Inc., both of which are wholly-owned subsidiaries of COMSAT.

   COMSAT General provides satellite-based communications services for various business and government applications. Customers use COMSAT General's services for voice, data, Internet and video broadcast applications. COMSAT General's services include satellite circuits, ground station transit services, connecting terrestrial links, baseband network terminal equipment and engineering services for international host nation licensing and approvals. COMSAT General provides services to commercial, government and international organizations, and is an FCC-licensed common carrier. COMSAT General provides satellite services to customers using both international and domestic satellite systems, including INTELSAT and Inmarsat. COMSAT General also accesses the INTELSAT system from foreign countries. COMSAT General operates a satellite control facility and high speed fiber interconnects to telecommunications carriers and Internet service providers. In addition, COMSAT General provides transponder capacity on the MARISAT and COMSTAR satellites. These satellites, however, have reached the end of their estimated design lives and are currently in inclined orbit.

   COMSAT Digital Teleport operates satellite earth station facilities in Clarksburg, Maryland, Santa Paula, California, and Southbury, Connecticut. COMSAT Digital Teleport provides satellite operation service for the MARISAT and COMSTAR satellites, including tracking, telemetry, command and orbital maintenance for those spacecraft.

   COMSAT Digital Teleport provides turnkey communication services for Internet service providers, international carriers, multinational corporations and government agencies. These services include satellite segment, terrestrial interconnnect, network management, and installation and maintenance of required hardware. COMSAT Digital Teleport services support various applications via satellite, including frame relay and asynchronous transfer mode.

   In September 1999, COMSAT Government Systems, Inc., a wholly-owned subsidiary of COMSAT, was sold to Lockheed Martin as part of the transactions contemplated by the merger agreement and the carrier acquisition agreement. COMSAT Government Systems was established primarily to support the Commercial Satellite Communications Initiative program of the Defense Information Systems Agency to provide bulk commercial satellite transponder leases. Prior to the sale, COMSAT Government Systems was included as part of the World Systems segment.

INTELSAT

  INTELSAT is a 143-member international organization headquartered in Washington, D.C. It operates under three agreements: an intergovernmental agreement; a headquarters agreement with the U.S. Government; and an operating agreement signed by each member nation's government or designated telecommunications entity (a Signatory).

  COMSAT is the U.S. Signatory. It represents the U.S. in INTELSAT, subject to instruction from the Department of State (in concert with the Department of Commerce and the FCC) on matters that may affect U.S. national interest and foreign policy.

  Each Signatory-owner or investor has rights and obligations in INTELSAT analogous to those of a partner in a partnership. Each owns an investment share, makes proportionate contributions to INTELSAT's capital costs, and receives proportionate distributions of INTELSAT's net revenues after deductions for operating expenses. Signatories also pay INTELSAT for their use of the satellite system. The investment shares are readjusted in March of each year to approximate the Signatories' respective portions of the total use of the INTELSAT space segment for the previous six months. COMSAT's investment share, the largest in INTELSAT, was 20.4% as of December 31, 1999, compared to 18.4% at December 31, 1998. During 1999, we increased our total ownership share of INTELSAT to 20.4%. Effective as of March 1, 2000, we increased our total ownership share of INTELSAT to 22.5%.

   At December 31, 1999, total INTELSAT owners' equity was approximately $1.55 billion. The rate of return on owners' capital varies based on business conditions. INTELSAT does not guarantee a return to Signatories. The return on World Systems investment in INTELSAT is included as part of World Systems' operating results. A small portion of COMSAT's ownership in INTELSAT is held through International. The return on International's investment in INTELSAT is included as part of International's operating results.

   INTELSAT generally procures spacecraft and launch services under long-term, multi-satellite contracts which provide for payments by INTELSAT over the contract periods. Under the satellite construction contracts, approximately 70% of spacecraft cost is typically paid to the manufacturer during construction prior to spacecraft delivery and satellite launch. In addition, approximately 15% typically is paid after the satellite has been placed in orbit and has satisfactorily completed in-orbit testing. The remaining portion of the spacecraft cost typically is paid periodically as performance incentives over the designated design life of the satellite contingent upon continued successful operation of the satellite over a designated period.

   Under the launch service contracts, launch services costs typically are paid in quarterly installments with the final payment due at the end of the planned launch period. Launch payments are payable in full whether or not the launch has resulted in launch success.

   INTELSAT has purchased launch and post-separation insurance coverage for possible losses that may occur during the launch and subsequent one-year periods for satellites scheduled for launch from 2001 through 2002. The coverage includes the cost of the satellite, launch services and associated capitalized interest, as well as the cost of the insurance itself. This insurance protects COMSAT in proportion to its interest in INTELSAT. Launch and post-separation insurance for the INTELSAT satellites does not protect COMSAT against business interruption, loss or delay of revenues and similar losses and may not fully reimburse COMSAT or INTELSAT for their total expenditures. Beyond the one year post-separation period, COMSAT and INTELSAT rely on the spare capacity on the satellite fleets, to the extent available, to avoid an interruption of customer service and revenues. Neither INTELSAT nor COMSAT procures insurance for the in-orbit failure of satellites beyond the one-year, post-separation period.

   INTELSAT generally offers long-term commitments for transponder capacity of one, two, three, five, ten or fifteen years for a range of services at INTELSAT tariff rates which are progressively lower for the longer-term commitment periods. We have entered into contracts for capacity with INTELSAT to deliver service to our customers. The contract terms for the capacity range from one to fifteen years. World Systems manages its capacity contracts with INTELSAT based on customer demand for service.

INTELSAT Privatization

     INTELSAT is continuing its efforts to transform itself from a treaty-based, intergovernmental organization to a fully-private, commercial company. In October 1999, INTELSAT's Assembly of Parties (a meeting of the member governments of INTELSAT) unanimously approved a plan targeting the privatization of INTELSAT as early as April 1, 2001. Following privatization, INTELSAT would operate as a private corporation without intergovernmental privileges and immunities. While the new, privatized company would not be publicly-traded initially, it is contemplated that an initial public offering would take place in 2002, subject to market conditions and the actual date operations are transferred to the restructured INTELSAT. Additional information concerning INTELSAT privatization is included as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Restructuring of INTELSAT."

     INTELSAT has expressed concerns that the ORBIT Act potentially may violate the INTELSAT Agreement by, among other matters, attempting to control the timing of INTELSAT privatization, establishing privatization criteria, and restricting INTELSAT to certain so-called "core" services if the privatization criteria are not satisfied. INTELSAT's reaction to the ORBIT Act is discussed in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Legislative and Regulatory Developments."

Regulation of World Systems

     The FCC regulates World Systems' provision of communications services under the Communications Act and the Satellite Act. World Systems provides its services on a non-discriminatory basis to all customers, either under tariffs filed with the FCC or on the basis of inter-carrier contracts.

     Prior to passage of the ORBIT Act, the FCC adopted a new policy of direct access to INTELSAT in the United States. The ORBIT Act codifies the FCC rulemaking that permits U.S. users and telecommunications providers to acquire satellite capacity directly from INTELSAT without going through COMSAT ("Level 3" direct access). In the direct access proceeding, the FCC rejected requests to allow entities other than COMSAT to invest in INTELSAT proportionate to their usage, finding that the FCC lacked the authority under the Satellite Act to permit "Level 4" direct access. The ORBIT Act does not prescribe Level 4 direct access.

     The FCC also authorized COMSAT to file a tariff to charge all direct access users a surcharge to recover the costs incurred by COMSAT as Signatory to INTELSAT. COMSAT subsequently filed a direct access tariff that became effective on December 6, 1999. Under the tariff, direct access users must pay COMSAT 5.58% of the rate the direct access users pay for capacity ordered directly from INTELSAT. The level of this surcharge will be reviewed in 2001, and the surcharge will be eliminated upon privatization of INTELSAT. Direct access is discussed in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook -- Regulatory and Legislative Developments" and in Note 11 to the financial statements.

     Direct access may fundamentally change the way COMSAT does business and could adversely affect future World Systems' revenues. We discuss the potential financial impact of direct access on COMSAT under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Potential Trends That May Affect Operating Performance."

     COMSAT pays required fees to the FCC for applications and other filings and for annual regulatory fees applicable to it as a U.S. common carrier. To date, however, the FCC has not imposed "space station" regulatory fees on COMSAT with respect to the satellites of INTELSAT and Inmarsat. In December 1999, the U.S. Court of Appeals for the D.C. Circuit reviewed the FCC order setting the regulatory fees for 1998. The Court remanded the case to the FCC to reconsider whether COMSAT should be subject to space station regulatory fees. The ORBIT Act clarifies that the FCC has authority to impose regulatory fees on COMSAT similar to the regulatory fees that it imposes on other entities providing similar services. It is unclear whether space station regulatory fees can be imposed on COMSAT, since COMSAT is a satellite services provider and not a satellite system operator. Moreover, if such fees were imposed, it is unclear how such fees would be calculated and which satellites would be affected. We discuss the potential financial impact of "space station" regulatory fees on COMSAT under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Legislative and Regulatory Developments."

     In November 1998, INTELSAT transferred five in-orbit satellites to New Skies Satellites N.V. New Skies is an entirely separate, independent company spun off from INTELSAT. In June 1998, the FCC issued a public notice requiring U.S. earth stations using INTELSAT satellites that were scheduled to be transferred to New Skies to file license modification applications in order to access the New Skies system. Several companies, including COMSAT and COMSAT General, filed applications in response to this notice. On August 6, 1999, the FCC granted these applications for a three-year license term. U.S. earth stations may now access New Skies satellites for both domestic and international services. The FCC stated that it would consider extending these licenses for a full ten-year term upon an appropriate showing by New Skies. In the meantime, it directed New Skies to file quarterly status reports on its plans for an initial public offering and its progress in achieving more complete independence from INTELSAT.

     The ORBIT Act establishes criteria for the pro-competitive privatization of INTELSAT, Inmarsat and New Skies, including target dates for completion of their initial public offerings. The ORBIT Act provides that, if these and other criteria are not met, the FCC may not license U.S. users (or may limit such licenses) to access the satellite capacity of the privatized entities for so-called "non-core" services. We discuss the potential service offering restrictions that the ORBIT Act may impose on INTELSAT, Inmarsat and New Skies under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook - Legislative and Regulatory Developments."

     In April 1998, the FCC granted COMSAT's petition to deregulate and reclassify World Systems as a non-dominant common carrier in its major markets. The FCC's decision eliminated rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to approximately 90% of COMSAT's INTELSAT business. It also allowed World Systems to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. In February 1999, the FCC further deregulated COMSAT by eliminating rate of return regulation on so-called non-competitive "thin routes" and occasional use "single carrier" markets. In its place, the FCC adopted an incentive-based price policy for COMSAT's provision of INTELSAT services in these markets. The FCC also adopted a procedure for reclassifying these markets as non-dominant as competition is introduced.

   In 1997, in its "DISCO-II" rulemaking proceeding, the FCC addressed whether COMSAT could provide domestic satellite services within the United States via INTELSAT. The FCC ruled that COMSAT must waive its limited immunity from suit for actions related to its role as the U.S. Signatory to INTELSAT as a precondition to providing such services. COMSAT appealed that ruling on the grounds that the FCC lacked the authority to require COMSAT to abrogate its limited immunity (since the immunity arose from international agreements entered into by the U.S.). The ORBIT Act removes COMSAT's immunity from suit in its capacity as an INTELSAT Signatory. A limited exception is provided for actions taken to carry out instructions of the U.S. Government. Accordingly, we anticipate that the FCC will now allow COMSAT to provide domestic satellite services via INTELSAT.

   COMSAT General is licensed by the FCC to operate the MARISAT F-2 and COMSTAR D-4 satellites and is the licensee of a number of earth stations, which are chiefly located at Clarksburg, Maryland. There are also several earth stations located at Clarksburg, Maryland, Santa Paula,

California and Paumalu, Hawaii that are licensed to COMSAT for use by World Systems to provide tracking, telemetry, command and orbital maintenance to INTELSAT under an engineering support contract.

Competition

  World Systems is subject to substantial and increasing competition from U.S. and foreign satellite service providers, as well as undersea fiber optic cable systems. Currently there are more than fifty satellite operators with over 180 geostationary satellites providing services around the globe. Of those, over 50 satellites are capable of providing international service to or from the U.S. in competition with COMSAT. Competing satellite service providers offer a full range of services. Voice and data services are provided by numerous satellite systems, including Hughes/PanAmSat, Loral/Orion, GE Americom, Columbia Communications, Eutelsat, Teleglobe and others. A number of satellite systems provide video service in direct competition with COMSAT and INTELSAT, including Hughes/PanAmSat, Loral/Orion, Columbia Communications and regional satellite systems (e.g., Hispasat, JSAT, and France Telecom). Many of the Corporation's competitors have plans to substantially expand capacity over the next few years.

     COMSAT also faces direct competition from INTELSAT as a result of the FCC's direct access order, which became effective in December 1999. INTELSAT now has the authority to contract directly with U.S. carriers and users for satellite capacity to and from the U.S. In addition, New Skies provides satellite capacity to and from the U.S. directly and through others in competition with the services offered by COMSAT.

  In the direct access proceeding, several of COMSAT's largest customers asked the FCC to nullify their contracts with COMSAT pursuant to the so-called "fresh look" doctrine. The FCC rejected these requests, thus preserving COMSAT's backlog of contractual capacity commitments. The FCC also declined to pursue claims for "portability" of COMSAT's capacity to users. The ORBIT Act, however, requires the FCC to complete a proceeding within six months of enactment to determine if users or providers of telecommunications services have sufficient opportunity to access INTELSAT space segment capacity directly from INTELSAT.
If the FCC determines that such opportunity does not exist, the FCC must take appropriate action to facilitate direct access. However, the FCC is prohibited by the ORBIT Act from modifying or abrogating COMSAT's contracts with its customers and INTELSAT.

     In addition, COMSAT also faces competition from other countries' INTELSAT Signatories in the provision of voice, video and data services. Earth stations located in other countries that are within the footprint of satellites sending signals to U.S. earth stations may be providing service to customers in the U.S. by routing traffic through a non-U.S. earth station connected to U.S. customers by domestic satellite or fiber optic cable.

   COMSAT also faces significant competition from service providers utilizing undersea fiber optic cable systems to provide voice, data, and video services. Undersea fiber optic cable is the predominant mode of transmission for voice and data traffic, and is increasingly being used to carry transoceanic video programming. World Systems' major carrier customers are co-owners of fiber optic cable systems.

Revenues

   Approximately 55% of COMSAT's consolidated revenues in 1999 were derived from World Systems' services (compared to 49% in 1998 and 51% in 1997).
Approximately 10% of COMSAT's consolidated revenues in 1999 were derived from World Systems' services to its largest customer. Also in 1999, World Systems' three largest customers were the source of approximately 19%, 17% and 15%, respectively, of World Systems' revenues. See Note 15 to the financial statements.

COMSAT MOBILE COMMUNICATIONS

   COMSAT Mobile provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using the Inmarsat satellite system. Mobile operates land earth stations in Southbury, Connecticut and Santa Paula, California, which serve the Inmarsat Atlantic and Pacific Ocean Regions. Mobile also has contractual cooperative arrangements for shared access to land earth stations located in Malaysia, Italy and Australia. These stations enable Mobile to offer global coverage for its services. There are currently approximately 185,000 mobile terminals operating in the Inmarsat system. Mobile provides a full range of voice, facsimile, data and telex services, as well as certain value-added services.

Maritime Services

   Mobile provides satellite services for a full range of telephony and data communications to and from ships and other vessels. Customers for these services include maritime vessels, as well as U.S. carriers and foreign telecommunications administrations. In addition to the traditional analog Inmarsat A service, Mobile offers four digital services: Inmarsat-B, Inmarsat-C, Inmarsat-M and Mini-M on a global basis. These digital services provide more efficient use of the Inmarsat satellite capacity, help to significantly lower the cost of using satellite communications, and expand the potential customer base for maritime and land mobile services.

   Mobile also provides C-Band communications to cruise ships. For example, in 1999, Mobile signed a three-year agreement with Cunard Line Limited to provide a combination of Inmarsat and C-Band communications to Cunard's fleet of eight cruise ships on a global basis.

Aeronautical Services

   Mobile provides satellite telecommunications services for aeronautical applications, including airline operational and administrative communications, passenger telephone service and air traffic control. Customers of Mobile for international aeronautical services include airline service providers, commercial airlines, government aircraft and corporate aircraft.

   Mobile provides aeronautical voice services in the Atlantic and Pacific Ocean Regions through its earth stations at Southbury, Connecticut and Santa Paula, California. Mobile provides aeronautical services in the Indian Ocean region under arrangements with operators in Italy, Norway and Japan. There are currently more than 2,400 aircraft equipped to use the Inmarsat aeronautical system for voice and data services. Mobile provides aeronautical customers with a data service for cockpit communications on commercial flights under an agreement with Aeronautical Radio, Inc., an airline-owned service organization.

   Mobile also provides aeronautical satellite communications services for passengers (including telephone, fax and data transmission) to a number of airlines including United, Delta and Air Canada. In 1999, CMC signed a three-year agreement with Aerolineas Argentinas for similar services.

   In 1996, the Federal Aviation Administration (FAA) awarded Mobile a 5-year, $57 million contract to provide satellite services for its Wide Area Augmentation System (WAAS). In early 2000, the FAA exercised an option and extended the contract to September 2006 with an additional value of $24 million.

Land Mobile Services

   Mobile provides telecommunications services for international land mobile applications, using mobile and portable terminals located outside of the United States. Customers for these services include broadcasters, foreign telecommunications authorities and U.S. and foreign corporations and government agencies.

   Mobile's land mobile services are available on a global basis using transportable versions of Inmarsat's Inmarsat-A and Inmarsat-B mobile earth stations (telephone, facsimile, data, and telex), a briefcase-size Inmarsat-M terminal, and a low-cost, notebook-size Mini-M terminal. To promote the Mini-M service, Mobile procured 5,000 of its own branded Planet 1TM terminals for resale to customers. By year-end 1999, all of these terminals had been sold. Many were sold to customers in response to anticipated possible year 2000 communications problems.

   In 1999, Mobile signed a contract with the state-owned railroad of Argentina to provide mobile satellite communications via Inmarsat-C, a data-only service, for operational safety and monitoring.

   Mobile plans to introduce a new land-based communications service in 2000 called COMSAT Mobile ISDN. This new service will provide voice and data up to 64 kpbs using a low cost and smaller-sized terminal. COMSAT Mobile ISDN will also allow for low-cost Internet access via a packet-data service.

Leased Services

   In 1999, Inmarsat designated a separate global constellation of satellites to provide full-period lease services. This constellation uses two Inmarsat-2 satellites and a spare Inmarsat 3. Mobile has entered into contractual arrangements that enable it to access this new constellation with operators in Italy and Australia, and has made upgrades to its Southbury, Connecticut earth station. As a result of these efforts, Mobile now provides global leased services.

Inmarsat

     The privatization of Inmarsat was completed on April 15, 1999. We now own 22.2% of Inmarsat Holdings, Ltd., a new, independent commercial company based in London, England. The new company is not currently publicly traded but is expected to conduct an initial public offering within approximately two years of the privatization, subject to market conditions. As a result of the privatization, we are using the equity method to account for our investment in Inmarsat. We previously used the pro rata consolidation method. See Note 1 to the financial statements.

   Prior to privatization, Inmarsat was an 87-nation, intergovernmental organization headquartered in London, England. It operated under three agreements: an intergovernmental convention; a headquarters agreement with the United Kingdom Government; and an operating agreement signed by each member nation's government or designated telecommunications entity (a Signatory).

   COMSAT was the U.S. Signatory. It represented the U.S. in Inmarsat, subject to instruction from the Department of State (in concert with the Department of Commerce and the FCC) on matters affecting U.S. national interest and foreign policy.

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

   Two of the four Inmarsat-2 satellites have been re-deployed to provide a global lease constellation, along with one Inmarsat-3. The other two Inmarsat-2 satellites are used as in-orbit spares providing backup for global beam services on the Inmarsat-3 satellites.

   In December 1999, Inmarsat announced that it plans to procure a fourth generation system at a cost of $1.4 billion. This will consist of two in-orbit satellites plus one on-ground spare. Beginning in 2004, the Inmarsat-4 satellites are expected to offer an expanded range of personal, multimedia communications services at 144-432 kbps using portable, lightweight, Internet-ready mobile satellite terminals.

   All of the existing Inmarsat satellites have been in orbit for more than one year and, as a result, are no longer insured for in-orbit loss under the terms of the insurance policies procured at the time of launch. Neither Inmarsat nor COMSAT procures insurance for the in-orbit failure of satellites beyond the one-year, post-separation period. COMSAT also does not procure insurance to protect against business interruption, loss or delay of revenues and similar losses for potential in-orbit failure of the Inmarsat satellites. COMSAT and Inmarsat rely on spare and preemptible capacity on the satellite fleets, to the extent available, to minimize potential interruption of customer service and revenues in the event of an in-orbit failure.

Regulation of Mobile

  As a common carrier, Mobile is subject to regulation by the FCC concerning its provision of communications services and the rates it charges for those services. Mobile is currently regulated as a dominant carrier. Several existing FCC orders generally limit Mobile's services to international services. Mobile is licensed by the FCC to provide international maritime, aeronautical, and land mobile services on a worldwide basis, except for services that are entirely within the United States.

  With respect to land mobile services, Mobile is permitted to provide purely domestic services only under a very limited number of circumstances. Most recently, for example, COMSAT was authorized to provide "Y2K" contingency services in the United States to a large number of commercial customers.

  With respect to aeronautical services, in 1999, the FCC issued an order granting Mobile permanent authority to provide service within the United States on the domestic portions of international flights. Mobile is also authorized, by long-standing grant of special temporary authority, to serve existing customers operating aircraft entirely within the United States.

  Following the privatization of Inmarsat, most of the provisions of the Inmarsat Act governing COMSAT's rights and obligations are no longer in force. Significantly, COMSAT is no longer the sole authorized provider of Inmarsat space segment for U.S.-originating traffic, so there is no longer a legal bar to other land earth station operators accessing Inmarsat space segment directly to serve U.S.-based customers. Inmarsat's privatization also means that neither Inmarsat nor COMSAT benefits any longer from so-called "privileges and immunities." Accordingly, since the FCC's refusal to allow COMSAT to provide domestic services via Inmarsat was predominantly based on perceived privileges and immunities, COMSAT now plans to seek authority to provide domestic service.

Competition

   Mobile competes on a global basis in the provision of its voice, fax and data communications services. Mobile's maritime, land and aeronautical customers have access to a broad array of alternative service providers and communications technologies, including:

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

 .  New global satellite systems (such as Globalstar); and

 .  Terrestrial-based aeronautical.

   Mobile competes for maritime, land mobile and aeronautical communications business with other Inmarsat distributors operating land earth stations. Among these is IDB Mobile Communications, Inc. (IDB), another U.S. land-earth-station operator and a subsidiary of Stratos Global Corporation, which became Canada's Signatory in 1998 and is now an investor in Inmarsat. IDB provides maritime, land mobile and aeronautical services through its own U.S. land earth stations using Inmarsat satellite capacity.

   COMSAT currently competes with IDB/Stratos for U.S. originating shore-to-ship Inmarsat traffic, and with other Inmarsat operators outside the United States. MarineSat Communications Network and Marine Telecommunications Network also have FCC licenses to resell Inmarsat services in competition with COMSAT as resellers.

   COMSAT competes directly with a number of other Inmarsat service providers that operate land earth stations around the world and offer many of the same services as COMSAT. These include British Telecom, France Telecom, Station 12 (the Netherlands), Telstra (Australia), Stratos (Canada), Deutsche Telekom, KDD (Japan) and Telenor (Norway). A total of 16 Inmarsat distributors offer global service, and a number of others offer service in one or more ocean regions.

   Inmarsat's competitive environment is very different from that of INTELSAT, in which a given call between two countries is "shared," with each country accounting for one "half-circuit." Inmarsat instead relies primarily on a demand-assigned mode of operation which results in a high degree of intra-system competition among the more than 30 Inmarsat land-earth-station operators (LESOs) that compete for traffic generated from the Inmarsat end-user community. Except for leased services, each time a call from an Inmarsat mobile terminal is made, the customer placing the call can select any land earth station that serves the respective Inmarsat satellite to complete his transaction. COMSAT and all LESOs effectively compete for each and every mobile-originated Inmarsat call as it is made.

   A significant competitor to Inmarsat service providers in the provision of maritime communications is Very High Frequency (VHF) radio for short distance or coastal communications, along with Medium Frequency (MF) and High Frequency (HF) radio for communications over long distances. In addition to serving the communications needs of small vessels which operate in coastal waters, maritime radio can provide a low-cost alternative to Inmarsat services for ships which must comply with Global Maritime Distress and Safety System (GMDSS) carriage requirements. Major operators of global maritime radio networks serving the United States include MariTEL, Globe Wireless, and Maritex.

   Maritime C-Band is used for a large volume of maritime communications traffic from cruise ships sailing in the Caribbean and Alaskan regions for ship-to-shore and shore-to-ship communications. Whereas Inmarsat-based operators, such as COMSAT, were previously the largest communications providers to cruise ships, in recent years these customers have increasingly been serviced by Maritime C-Band operators such as MTN that use the satellite capacity of Hughes/PanAmSat, INTELSAT and others.

   Mobile also faces competition from cellular service. A significant amount of maritime traffic in U.S. and nearby waters operates within range of shore-based cellular, and many of these ships rely heavily on cellular service. Cellular competes with Mobile for coastal communications traffic from passenger ships, fishing vessels and pleasure craft operating in the Caribbean, Alaskan fishing regions and along the U.S. coastline. The rapid build-out of cellular networks around the world also provides competition to Mobile's land mobile services.

   Mobile competes in the maritime and land mobile markets with a number of regional mobile satellite systems that operate using their own GEO satellites. These include AMSC (serving North and Central America), TMI (serving the United States and Canada), MobilSat (Australia/New Zealand) and N-Star (Japan). Though COMSAT has been foreclosed by FCC regulations from competing with AMSC and TMI for land mobile traffic in the United States, all three companies compete for customers operating in U.S. coastal waters. AMSC's services are sold through its exclusive distributor, Stratos Mobile. Because the United States, pursuant to the 1997 WTO Basic Telecommunications Agreement, committed to open up its markets to foreign competition, foreign-licensed satellite operators using regional satellites such as TMI and its resellers can now offer services in the United States.

   Mobile expects to compete with Globalstar, a low-earth-orbit (LEO) satellite provider. Globalstar completed the launch of its 48 satellite constellation in November 1999, and commenced commercial service in 2000. Globalstar is a limited partnership in which Loral Space Communications has a significant ownership interest. It plans to provide global service through a network of 38 gateway stations. Approximately nine of those stations were believed to be in operation at the end of 1999.

  ICO Global Communications, which plans to provide mid-earth-orbit satellite services, filed for reorganization under Chapter 11 of the Bankruptcy Code in 1999, but continues to seek external capital to complete the construction and launch of its satellite system. During the third quarter of 1999, COMSAT wrote off its 1.6% direct ownership interest in ICO. In addition, in the fourth quarter of 1999, COMSAT wrote off its indirect investment in ICO via Inmarsat, which also is an ICO shareholder. For additional discussion concerning the write-off of COMSAT's investment in ICO, see note 5 to the financial statements.

   Mobile also faces competition from terrestrial radio networks to provide aeronautical communications services. Most aeronautical communications in the United States rely on terrestrial radio networks operated by GTE Airfone, AT&T Wireless and ARINC. Satellite-based systems are less frequently used for such communications and represent a smaller segment of the overall aeronautical communications services market.

Revenues

   Approximately 20% of COMSAT's consolidated revenues in 1999 were derived from Mobile (compared to 27% in 1998 and 30% in 1997). No single customer of Mobile provided more than 10% of COMSAT's consolidated revenues in 1999. See Note 15 to the financial statements for additional business segment information.

COMSAT INTERNATIONAL

Services

     During 1999, COMSAT International began to shift its focus from offering individualized digital network solutions to business clients and carriers to providing virtual private networks operating on shared platforms utilizing the Internet protocol. While offering its traditional dedicated network services along with the virtual network functionality in selected emerging markets, International continues to explore international telecommunications opportunities particularly in those markets where its growing list of multinational corporate customers plan to expand their operations. International's customers are typically local, indigenous large and medium-sized corporations, national branches of multinational corporations and major telecommunications carriers and consortia.

     International operated in 11 countries located in Latin America, Asia and Europe in 1999. International's companies generally are wholly- or majority-owned, with one exception - COMSAT Max Limited, International's operating company in India. The following table shows the name of each of International's operating companies, the country in which each company operates, and International's percentage ownership of that company as of December 31, 1999.

International                                                        Ownership
Company                                     Country                  Percentage
-------                                     -------                  ----------

BelCom, Inc.                                Russian Federation & CIS    100%
COMSAT Argentina, S.A.                      Argentina                   100
COMSAT Asia Incorporated                    China                        61
COMSAT de Colombia, S.A.                    Colombia                    100
Communicaciones Satelitales de Colombia     Colombia                    100
COMSAT Brasil Ltda                          Brazil                      100
COMSAT de Guatemala, S.A.                   Guatemala                   100
COMSAT Max Limited                          India                        49
COMSAT Mexico S.A. de C.V.                  Mexico                      100
COMSAT Peru, S.A.                           Peru                        100
COMSAT Digital Services                     Turkey                      100
COMSAT Telecommunications Services          Turkey                       64
COMSAT Venezuela                            Venezuela                   100

     International launched a change in its product offerings in 1999 emphasizing virtual private networks operating via the Internet protocol. To pursue this product shift in India, International chose to sell a 1% stake in its COMSAT Max Limited venture to its Indian partner, Max, in order to comply with the Indian regulatory requirement that Internet providers be majority-Indian owned.

     In 1999, International acquired the 15% stake owned by Sumitomo in COMSAT Digital Services, which gives it 100% ownership, as it establishes itself as an international Internet services provider.

     During 1999, International introduced GlobalWay, a fully interconnected regional network for Latin America. The network, using COMSAT Linkway 2000 equipment developed by COMSAT Laboratories, offers full-mesh connectivity among the major Latin American business centers, such as Buenos Aires, Bogota, Caracas, Lima, Sao Paulo and others, and with the United States via COMSAT's Clarksburg, Maryland teleport. Because of the mesh architecture, delays associated with traditional "hub-and-spoke" designs are eliminated.

     GlobalWay also offers bandwidth on demand, a capability essential in the corporate world of ever expanding high speed data networks, and a full range of protocol offerings such as Frame Relay, ISDN, SS7 and the Internet Protocol.

     International offers its customers a "one-stop shopping" bundle of services. International employs various technologies in providing services to customers, including satellite, microwave, fiber optic and local wireless solutions. Besides the Internet protocol, which is increasingly becoming the standard offering for International, ATM, frame relay and other communications protocols also are available.

     In servicing its customers' applications, International provides a wide range of service options from basic provision and maintenance of the customer's network to full management of all network elements including router and facility management. On some occasions, customers have "outsourced" their entire network design, implementation and management to International. Customer service is available in each of International's country operations which provides network monitoring, testing and help desk service 24 hours per day, 7 days per week.

     Apart from the recently introduced GlobalWay service, International has the following family of product offerings which are available in each International company, subject to local regulations:

 . COMSATLink - services that assure a constant dedicated circuit between locations for the transmission of voice, data and video communications. Customers use the service for applications requiring LAN interconnection, Internet access, and voice trunking both domestically and internationally.

 . COMSATNet - a service connecting multiple locations to a central host location or with each other. Typical applications are point-of sale networks, credit card verification, banking, lottery, Internet access, inventory management and others. A wide range of transmission speeds is available both domestically and internationally.

 . COMSATCast - an effective solution for customers having one-way (broadcast) data, audio and video requirements. Transmission from a central location can be sent to many locations simultaneously for applications such as the distribution of financial market data, news, weather data radio programming, corporate training and television programming.

 . COMSATDVnet - a Dynamic Virtual Network service that takes advantage of broadband technologies and flexible, cost-effective bandwidth allocation to bring high-performance data services tailored to a customer's network and management needs. Uses include WAN and LAN interconnections, Internet access, remote database access, file transfer and sharing, E-mail, E-commerce, virtual private networks, packetized voice and video, order entry systems and more. Speeds range from 64kbps to 45mbps.

 . COMSATWeb - delivers an assured gateway to the Internet in two ways: by providing local content via local networks and international content through our international access nodes, which are directly connected to the World Wide Web. COMSATWeb also provides a platform for corporate users to allow CI to host their company's content and to enable other Internet applications, such as E-commerce and public VPNs.

   International has direct sales personnel in each of its operations. In some of the larger countries, marketing agreements have also been established with various companies to provide additional geographic coverage of the market.

   International's target market consists of corporate clients, both national and international, Internet service providers (ISPs) and telecommunications carriers who need local presence for provision of corporate networks.

Regulation of International

   International's companies operate in various developing countries and are subject to regulation by the local regulatory authorities in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, International's companies face increasing business uncertainties which could have an adverse effect on their operations in those countries.

Competition

   International's companies operate in numerous and diverse markets. Competition in these markets tends to be fragmented. Competitors are different in each region and in some cases, in each country in which International operates. The degree of regulation and the level of competition in these countries varies considerably. In some countries there is full competition, and in others competition is limited by law. The competitive conditions faced by each company are the result of differing and changing regulatory policies and economic conditions. In those countries that have not yet undergone a substantial liberalization of their telecommunications laws, International's principal competitor is typically a version of the local Postal, Telegraph and Telephone administration (PTT), together with a limited number of companies that provide telecommunications services similar to those offered by International. In countries that have liberalized their telecommunications laws, International typically faces greater competition than in less liberalized markets.

   International faces certain operational risks inherent to the countries in which it operates. These risks are typical of emerging markets and include changes in government regulations and licensing requirements, tariffs, taxes, sanctions and other trade barriers, exchange controls, bureaucratic impediments, political, social and economic instability, inflation, devaluation, interest rate and exchange rate fluctuations. In 1999, economic difficulties in Asia, Russia and Brazil adversely affected International's operations in those countries. There can be no assurance that the recent economic difficulties faced in Asia, Russia, Brazil and elsewhere, or any future economic difficulties, or any other risks enumerated above or otherwise, will not adversely impact International's existing or prospective customers, thereby affecting International's ability to generate revenues or otherwise having a material adverse affect on International's financial results and condition.

Revenues

   Approximately 18% of COMSAT's consolidated revenues in 1999 were derived from International (compared to 18% in 1998 and 16% in 1997). No single customer of CI provided more than 10% of COMSAT's consolidated revenues in 1999. See Note 15 to the financial statements for additional business segment information.

COMSAT LABORATORIES

Technology Consulting and Products

     COMSAT Laboratories provides technical consulting support and advanced communications products to customers worldwide. Technical consulting activities encompass all aspects of satellite systems and technology, including the analysis, design, and specification of satellite ground and space systems, and the development of communications and network systems, in-orbit test facilities,
and specialized onboard satellite components.   COMSAT Laboratories also
designs, develops, licenses and sells communications products and software for satellite access, networking applications and satellite system planning and management. In addition, COMSAT Laboratories conducts research and development (R&D) on a broad range of telecommunications devices, subsystems, transmission systems, technologies and techniques in support of other COMSAT businesses.

     Major customers include telecom equipment companies (e.g., Ericsson, Nokia, Matra Marconi, Lucent, Alcatel, and Vertex), service providers (e.g., AT&T, Telespazio, Bell South, Teleglobe, IMPSAT and the Indian Department of
Telecommunications),   U.S. and foreign government agencies (e.g., U.S. Army
CECOM, NASA, Joint Battle Command, U.S. Defense Information Systems Agency and the U.K. Ministry of Defense), satellite system operators (e.g., INTELSAT, Eutelsat, Inmarsat, ICO, New Skies and Telesat Canada) and development stage Ka-Band satellite systems (e.g., Astrolink, and ISKY.NET).

     COMSAT Laboratories won external contracts with a total value of $55 million in 1999. Major new contracts awarded or begun in 1999 include: a contract with Logicon for the U.S. Army CECOM Common Network Planning System; a contract with the U.S. Army for the Satellite Simulator; and a contract with Matra Marconi for a satcom modem. At December 31, 1999, COMSAT Laboratories' backlog of orders totaled $58.8 million, as compared to $50.5 million at December 31, 1998.

     On-going contracts being performed in 1999 include: a contract with Ericsson to design and develop the Astrolink Network Control Center; a contract with INTELSAT to deliver the New Time Division Multiple Access (TDMA) Infrastructure; a contract with Ericsson to design and develop the HPN ICONET ground facilities subsystems; a contract with NASA to provide operation and maintenance support for the ACTS (Advanced Communications Technology Satellite) program; and a variety of technical consulting contracts for INTELSAT, Inmarsat, ICO and other governmental and private industry customers.

     COMSAT Laboratories sells the Linkway 2000(TM) product, a bandwidth-on-demand, multiservice mesh networking terminal. The Linkway 2000 product supports five advanced networking protocols: IP, ISDN, SS7, ATM and Frame Relay. Telecommunications carriers can use the Linkway 2000 product to extend international voice and data networks into remote locations that do not currently have service. Internet service providers can use this product to more easily connect countries throughout the world to the U.S. Internet backbone. The product can also be used by multinational corporations to network their offices worldwide.

     COMSAT Laboratories incurred research and development expenditures of $4.8 million in 1999, an increase of $1.6 million from 1998. These expenditures were largely attributed to the development of its Linkway broadband satellite networking product.

Revenues

     Approximately 9% of COMSAT's consolidated revenues in 1999 were derived from the Laboratories (compared to 7% in 1998 and 6% in 1997). See Note 15 to the financial statements.

DISCONTINUED OPERATIONS

   During the second quarter of 1997, the Corporation began accounting for the operations of both Ascent Entertainment Group, Inc. and substantially all of COMSAT RSI, Inc. (CRSI) as discontinued operations. COMSAT distributed its 80.67% ownership interest in Ascent to COMSAT's shareholders on June 27, 1997. On June 25, 1998, COMSAT completed the sale of substantially all of CRSI to a subsidiary of TBG Industries, Inc. for net cash proceeds of approximately $111.9 million, after adjusting for changes in intercompany loans and advances. The sale of substantially all of the assets and liabilities of JEFA Wireless Systems, a subsidiary of CRSI, was completed in a separate transaction in February 1998. COMSAT has agreed to indemnify the purchasers of CRSI and JEFA against certain losses (see note 7 to the financial statements).

   COMSAT also has retained the long-term contract for the completion of the 100 meter radio astronomy telescope at Green Bank, West Virginia, including a $29 million claim for work performed in connection with the Green Bank contract, which is currently in arbitration (see "Item 3 - Legal Proceedings" and Note 7 to the financial statements).

   COMSAT also has retained Electromechanical Systems, Inc. (EMS), a former subsidiary of CRSI. EMS designs, manufactures and installs multi-axis positioning control units (pedestals) for precision tracking and pointing for air traffic control, weather, radar, communication and surveillance equipment. EMS also provides repair and restoration service for various antenna pedestals for its customers. More than 90% of EMS's current business is with military and government customers, nearly all in the U.S. EMS and the Corporation have been named as defendants in a pending qui tam lawsuit under the Civil False Claims Act. There is also a separate criminal investigation into the same allegations. See "Item 3: Legal Proceedings" and Notes 7 and 11 to the financial statements.

INVESTMENTS

Inmarsat

     Inmarsat completed its privatization on April 15, 1999. In 1999, we began using the equity method of accounting to report our 22.2% ownership interest in the new company. See Notes 1 and 5 to the financial statements.

New Skies

   On November 30, 1998, INTELSAT transferred five in-orbit satellites and a construction contract for a sixth satellite to New Skies. New Skies, which is headquartered in the Netherlands, is a separate company that is independent of INTELSAT. As of December 31, 1999, COMSAT directly owned 16.6% of New Skies. See Note 5 to the financial statements. In February 2000, INTELSAT distributed its 10% direct ownership in New Skies to its Signatories. As a result, COMSAT now owns 18.6% of New Skies.

ICO Global Communications

     ICO Global Communications (Holdings) Limited filed for Chapter 11 bankruptcy on August 27, 1999. Prior to the bankruptcy filing, COMSAT directly owned approximately 1.6% of ICO. Inmarsat also was an investor in ICO. As a result of the bankruptcy filing, COMSAT wrote off its 1.6% direct ownership interest in ICO during the third quarter of 1999. Subsequently, Inmarsat wrote off its investment in ICO in the fourth quarter of 1999. See Note 5 to the financial statements. Under ICO's proposed recapitalization plan, all existing ICO shareholders, including COMSAT and Inmarsat, would be substantially diluted and would continue to hold only approximately 1% of ICO's equity in the aggregate.

Item 2:   Properties

COMSAT PROPERTIES

Bethesda, Maryland Headquarters

   At year end 1999, COMSAT's headquarters (as well as the headquarters for World Systems, Mobile and International) were located in Bethesda, Maryland. We lease the headquarters building from a limited partnership in which we hold a 50% interest, primarily as a limited partner. The managing general partner also owns a 50% interest in the partnership. An affiliate of the managing general partner owns the building site and has leased this site to the partnership. In 1993, we entered into a 15-year lease with the partnership for the building.
See Note 10 to the financial statements.

Clarksburg, Maryland Facility

   In 1997, we sold the office buildings and land at Clarksburg, Maryland that serve as the headquarters for the Labs. We leased back the office buildings and the adjoining land for a ten-year lease term. See Note 4 to the financial statements. We operate earth stations on the leased land that are used by World Systems to provide tracking, telemetry and control services to INTELSAT and by COMSAT Digital Teleport to provide satellite services to customers and to house satellite control and teleport facilities.

Other Properties

   We also own or lease 10 properties in the United States.

   We own earth stations at Santa Paula, California and Southbury, Connecticut, and lease an earth station in Malaysia. Mobile uses these properties to provide mobile communications services. We also own an earth station at Paumalu, Hawaii that World Systems uses to provide satellite tracking, telemetry and control services to INTELSAT.

   COMSAT General owns 86.3% of the MARISAT Joint Venture, which operates the MARISAT F-2, one of three satellites launched in 1976. The MARISAT F-1 and F-3 ceased commercial operations in 1996. COMSAT General also owns the COMSTAR D-4 satellite (launched in 1981) with capacity leased to Mobile and COMSAT Government Systems, LLC, a subsidiary of Lockheed Martin.

   International leases or owns facilities in each of the countries in which it operates.

   We believe that our properties are suitable and adequate for our current business operations.

INTELSAT Satellites

   Our property accounts include our pro rata share of INTELSAT satellites. The INTELSAT satellites currently in use and under construction are described below. As a result of the INTELSAT restructuring, five INTELSAT satellites and a contract to construct a six satellite were transferred to New Skies on November 30, 1998. The transferred satellites are not included in the description below.

   In 1999, two INTELSAT V satellites which had reached the end of their design lives were deorbited. There is one INTELSAT VA satellite continuing to operate in the INTELSAT system. This satellite has also reached the end of its design life and is operating in an inclined orbit. The capacity of the INTELSAT VA is 17,000 voice circuits, or 57 television channels (depending on the configuration of the satellite payload). The satellite was built by a predecessor of Space Systems/Loral.

   The INTELSAT VI series consists of five satellites, constructed by Hughes Aircraft Company, now a subsidiary of General Motors Corporation. These satellites have an average capacity of at least 24,000 bearer circuits or 87 television channels. The INTELSAT VI satellites, the last of which was launched in October 1991, currently provide primarily backbone public switched network
(PSN) services in the Atlantic and Indian Ocean regions.

   The INTELSAT VII series consists of five satellites constructed by Space Systems/Loral. These satellites have an average capacity of at least 17,050 bearer circuits or 62 television channels (or a capacity of 62 36MHz units with a typical minimum power range of 29 to 34.5 decibels relative to one watt (DBW) at C-band and 44 DBW at Ku-band depending on the beam). The last INTELSAT VII satellite was launched in June 1996. These satellites were designed to replace the V/VA satellites. They provide improved utilization and flexibility, improved radio frequency power, enhanced Ku-band coverage and increased C-band connectivity compared to the V/VA satellites.

   The INTELSAT VIIA series, also constructed by Space Systems/Loral, consists of two satellites having an average capacity of at least 19,250 bearer circuits or 70 television channels (or a capacity of 70 36MHz units with a typical minimum power range of 29 to 36 DBW at C-band and 42.7 to 45 DBW at Ku-band depending on the beam). Of the three INTELSAT VIIA satellites constructed, the first INTELSAT VIIA satellite was successfully launched in May 1995; the launch of the second VIIA, in February 1996, was a launch failure; and the third VIIA was successfully launched in March 1996. These satellites provide an enhancement over the VII satellites to meet increased demand for high power Ku-band capacity. New cross-strapped connectivity from Ku-band to C-band allows the provision of satellite news gathering (SNG) service using a roving Ku-band Spot Beam in the uplink.

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

   The INTELSAT VIIIA series consists of one satellite constructed by Lockheed Martin Corporation. The satellite has an average capacity of at least 11,600 bearer circuits or 38 television channels (or a capacity of 42 36MHz units with a power range of 39.7 to 42 DBW at C-band and 50.4 to 51.7 DBW at Ku-band depending on the beam). The INTELSAT VIIIA was launched in June 1998 and is designed for users requiring high power together with a wide coverage area in C-band for the provision of services such as video, VSAT applications and PSN. It uses complex state-of-the-art antenna technology to provide improved coverage of land areas of North and South America.

   The INTELSAT IX series currently consists of seven satellites. As of December 31, 1999, the procurement of seven satellites had been approved by the INTELSAT Board of Governors. These spacecraft are to be built by Space Systems/Loral and are intended to replace the INTELSAT VI satellites between 2001 and 2002. The INTELSAT IX satellites are expected to have an average capacity of 98 36MHz transponders with a typical minimum power range of 31 to 47 DBW depending on the beam. The satellites will provide primarily high connectivity backbone public network services in the Atlantic and Indian Ocean regions. The INTELSAT IX satellites will be INTELSAT's largest capacity satellites with advanced communications and RF performance.

   In addition, in the first quarter of 2000, the INTELSAT Board of Governors approved the procurement of two additional satellites that will be known as the NI-Alpha series. The spacecraft are being built by Matra Marconi Space. The NI-Alpha satellites are expected to provide up to 106 units of capacity with a typical minimum power range from 32 to 52 DBW depending on the beam. The satellites are being designed to expand the capacity available to the growing Internet and video markets in the Americas and Western Europe beginning in 2003.

Item 3:   Legal Proceedings

   COMSAT and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of their business. The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of COMSAT. Nevertheless, the outcome of such matters could materially affect consolidated results of operations in a given year or quarter.

     In January 1999, the U.S. Department of Justice announced that it intended to join a lawsuit filed by former employees of Electromechanical Systems, Inc.
(EMS) under the qui tam
provisions of the Civil False Claims Act. We acquired EMS in 1994 as part of our acquisition of Radiation Systems, Inc., which became part of COMSAT RSI, Inc. We began accounting for COMSAT RSI as a discontinued operation in 1997 and retained EMS when we sold COMSAT RSI in 1998 (see Note 7 to the financial statements). The lawsuit names EMS, COMSAT and several current and former EMS employees and seeks potential damages estimated at up to $40.0 million. The Department of Justice has been granted a stay of the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. We intend to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability that could result from any civil or criminal sanctions the government may seek.

   In 1995, COMSAT entered into a five-year agreement with News Corporation to provide satellite services beginning in 1996. In March 1996, News Corporation unilaterally terminated this agreement. The Corporation then commenced a lawsuit against News Corporation to recover damages arising out of the alleged breach of contract, and against PanAmSat Corporation and Televisa for allegedly inducing the breach. News Corporation has asserted a counter claim for return of the $5 million deposit it originally paid. On December 29, 1999, the U.S. District Court for the Central District of California issued an order granting summary judgment for the defendants and dismissing COMSAT's claims. The issue of News Corp.'s counter-claim is still before the District Court. COMSAT currently is engaged in settlement discussions with the defendants to resolve the matter on terms that would be favorable to COMSAT. If the matter is not settled, COMSAT plans to appeal the District Court's summary judgment order.

   Since November 1997, COMSAT has been in a dispute with IDB Mobile Communications, Inc. and its parent, Stratos Global Corporation of Canada, about IDB/Stratos' refusal to pay COMSAT as U.S. Signatory to Inmarsat for the satellite capacity used by their U.S. land earth stations. Stratos became Canada's Signatory to Inmarsat in 1998. COMSAT contends that IDB is required, under contract and by U.S. law (including the Maritime Satellite Act of 1978), to pay solely COMSAT for all U.S. satellite capacity utilized prior to Inmarsat's privatization in April 1999. IDB/Stratos contend they were permitted to secure capacity from foreign Signatories. In February 1998, they asked the FCC for a declaratory ruling to that effect, which COMSAT opposed; the petition remains pending. In January 1998, the Corporation sued IDB for breach of contract. The court dismissed the contract case but ruled that COMSAT could seek to enforce its statutory rights at the FCC. COMSAT's first appeal of this ruling was dismissed on procedural grounds. COMSAT has filed a second appeal seeking a hearing on the merits of its contract claim. That appeal is still pending. In January 1999, the Corporation filed a complaint at the FCC seeking damages against IDB, which remains pending. Also pending at the FCC is a complaint filed against COMSAT by IDB/Stratos in September 1997 challenging the Corporation's rates for certain Inmarsat services.

   In June 1999, after a competitive procurement, the U.S. Navy awarded a contract to Mobile for leased-channel high-speed data satellite communications services. A competing bidder, Stratos Mobile Networks (a subsidiary of Stratos Global), sued in the U.S. Court of Federal Claims to challenge the award. The court initially denied injunctive relief, and COMSAT began performing the contract. In September 1999, however, the court concluded that Stratos had been deprived of a fair opportunity to bid, because of a latent ambiguity in the solicitation criteria. The court ordered a recompetition of the contract to be held by January 2000, with the winner to begin performing the contract in January 2001. Both COMSAT and the Navy appealed that decision, and the case is now pending in the Court of Appeals for the Federal Circuit. In the meantime, the recompetition has been completed, and the contract was awarded to Stratos. In March 2000, COMSAT filed suit in United States District Court to overturn the results of the recompetition. If the recompetition is not overturned, service under the contract will be transitioned to Stratos on January 1, 2001. The contract is an indefinite quantity and indefinite deliverables contract. Thus, even if the contract is transferred to Stratos, the Navy will no longer be obligated to obtain service through Stratos once the minimum service commitment to Stratos is satisfied. Mobile plans to continue to compete vigorously for the Navy's business.

   COMSAT retained the long-term contract for the completion of the 100 meter radio astronomy telescope at Green Bank, West Virginia. COMSAT also retained CRSI's $29 million claim for work performed under and relating to the contract, which is currently in arbitration. The prime contractor has filed a counterclaim seeking $13 million in damages for delay. The claim and counterclaim are currently in arbitration. See Note 7 to the financial statements. There can be no assurance that COMSAT will be successful in collecting all or any portion of this claim.

  In addition to the matters described above, see Note 11 to the financial statements for a description of certain additional legal proceedings, which are either pending or known to be contemplated by governmental authorities, to which COMSAT or any of its subsidiaries is a party.

Item 4:  Submission of Matters to a Vote of Security Holders

     None.
                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

     On December 31, 1999, there were 53,123,342 shares of common stock outstanding. Of this number, 25,976,047 were Series II shares and 27,147,295 were Series I shares. Series II shares are shares held by communications common carriers authorized to hold shares by the FCC. Series I shares are held by other persons. As of December 31, 1999, the Corporation had 26,286 Series I holders and 32 Series II holders of record.

     The principal market for COMSAT's common stock is the New York Stock Exchange, where it is traded under the symbol "CQ." COMSAT's common stock is also listed on the Chicago Stock Exchange and the Pacific Stock Exchange in the United States and on the Swiss Exchange.

     The Corporation's transfer agent, registrar and dividend disbursing agent is The Bank of New York, 101 Barclay Street, New York, New York.

     The high and low sales prices of, and the dividends declared on, each share of COMSAT common stock for the last two years are as follows:

Calendar Year 1999            High          Low          Dividend
------------------            ----          ---          --------
First Quarter               36 11/16      27                .05
Second Quarter              35 1/8        27 13/16          .05
Third Quarter               37 1/16       26 5/8            .05
Fourth Quarter              29 15/16      15 3/8            .05


Calendar Year 1998            High          Low          Dividend
------------------            ----          ---          --------
First Quarter               36            21 5/8            .05
Second Quarter              42 3/4        27 3/4            .05
Third Quarter               36 7/8        21 13/16          .05
Fourth Quarter              39 5/8        32 7/16           .05

Item 6: Selected Financial Data

In thousands, except per share amounts             1999         1998        1997         1996        1995
------------------------------------------------------------------------------------------------------------
Summary of Operations
Revenues                                        $  618,266   $  616,469  $  562,651   $  545,100  $  507,687
Operating expenses                                 556,171      556,967     480,683      437,875     387,873
Operating income                                    62,095       59,502      81,968      107,225     119,814
Income (loss) from continuing operations            (2,566)      26,417      28,568       36,197      43,507
Net income (loss)                                   (2,566)      26,417     (64,446)       8,622      37,817
Earnings (loss) per share-assuming dilution:
   Income (loss) from continuing operations          (0.05)        0.50        0.57         0.74        0.91
   Net income (loss)                                 (0.05)        0.50       (1.29)        0.18        0.79

Balance Sheet Data
Total assets                                     1,651,724    1,790,798   1,894,775    2,097,286   2,022,247
Long-term debt                                     408,979      446,832     461,960      578,379     590,378
Stockholders' equity                               597,705      659,040     586,271      841,817     839,433

Dividends
Dividends paid                                      10,562       10,393      16,975       37,698      36,874
Dividends paid per share                              0.20         0.20        0.35         0.78        0.78
Distribution of Ascent Entertainment Group,              -            -     194,633            -           -
   Inc. shares

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


ANALYSIS OF OPERATIONS

Consolidated Operations

Continuing Operations

Revenues

     Consolidated revenues in 1999 were $618 million, which was slightly above 1998. Lower revenues in Mobile Communications and International were more than offset by increases in World Systems and the Laboratories. Consolidated revenues in 1998 were $616 million, an increase of 10% as compared to the previous year. This improvement was the result of increases in all business segments.

Operating Income

     Operating income in 1999 was $62 million, or 4% higher than 1998. In 1999, we changed how we account for our investment in Inmarsat from pro-rata consolidation to the equity method of accounting as a result of the privatization of Inmarsat. See Note 1 to the financial statements. As a result of this change, operating income in 1999 was lower by $26 million than it otherwise would have been absent such change. During 1998, we recorded a $14 million impairment loss related to BelCom (International's company operating in Russia and the Commonwealth of Independent States). Exclusive of the 1999 accounting change and the 1998 BelCom impairment loss, operating income in 1999 was $14 million higher than the previous year. This was primarily the result of increased operating income in both World Systems and the Laboratories, partially offset by decreases in both Mobile Communications and International. In addition, costs related to the proposed merger with Lockheed Martin Corporation were $10 million, an increase of $4 million over 1998.

     For 1998, operating income was $60 million, or $22 million below 1997. The decrease in operating income was primarily the result of the $14 million BelCom impairment loss and increased losses in International of $12 million that were primarily related to operations in Brazil. In addition, 1998 results included $6 million of costs related to the proposed merger with Lockheed Martin. Improvements in operating income in both Mobile Communications and World Systems totaling $14 million partially offset those items in 1998.

Other Income (Expense), Net

     Other income (expense), net for 1999 was an expense of $27 million, which compares to income of $13 million in 1998. During the second half of 1999, we wrote-off $36 million of direct investments in ICO Global Communications (Holdings) Limited. Our 1999 results also include our share of Inmarsat's 1999 net loss of $17 million under the equity method, which includes our share of Inmarsat's ICO write-off of $35 million. In addition, during 1999, International sold its remaining investment in Viatel, Inc. and recorded a $26 million gain, which was $11 million higher than the 1998 gain on Viatel.

     Other income (expense), net for 1998 was income of $13 million, which was $9 million better than 1997. This was primarily the result of a $15 million gain from the sale of Viatel stock and income of $4 million from a settlement agreement with ICO. See Note 5 to the financial statements. In addition, 1998 included a $2 million non-cash write-off of the Laboratories investment in Superconducting Core Technologies that partially offset those items.

Interest Costs, Net of Amounts Capitalized

     Interest costs, net of amounts capitalized for 1999, were $37 million, which was $3 million below 1998. The decrease was primarily related to the change in accounting related to our investment in Inmarsat. Inmarsat-related interest costs of $4 million have been reclassified to equity income. For 1998, interest costs, net of amounts capitalized, were $40 million or $2 million lower than 1997. The lower interest costs were due to the reversal of $4 million of previously accrued interest costs related to income taxes (discussed below in income tax expense) and lower borrowings as a result of the use of the proceeds from the sale of COMSAT RSI, Inc. to reduce debt. Lower amounts of interest capitalized in 1998 due to the completion of satellites under construction partially offset these decreases.

Income (Loss) Before Income Taxes

     The loss before taxes for 1999 for continuing operations was $2 million, which compares to income of $32 million for 1998. Exclusive of the ICO write-off, income before taxes was $69 million or $37 million above 1998. This improvement was primarily the result of improvements in World Systems and the increased gain on the sale of Viatel stock. Partially offsetting this improvement was lower earnings in Mobile Communications. See "Segment Operating Results-Mobile Communications."

     Income from continuing operations before taxes and extraordinary item for 1998 was $32 million, or $12 million below the previous year. This decrease was principally due to the impairment loss related to BelCom, increased losses in Brazil, merger costs and the non-recurrence of the gain on the sale of the Clarksburg property. The gain from the sale of Viatel stock and improvements in both Mobile Communications and World Systems partially offset those items.

Income Tax Expense

     Income tax expense for 1999 was $1 million, compared to expense of $6 million for 1998. In both 1999 and 1998, certain pre-tax losses were non-deductible for tax purposes, such as specific merger costs. The tax expense in 1998 was $6 million, which was $10 million below 1997. In the third quarter of 1998, we favorably resolved a state tax audit and reversed previously accrued tax and interest costs of $4 million. In addition, in 1998, we reversed previously accrued tax and interest costs of $17 million related to federal tax matters that we determined were no longer required. See Note 14 to the financial statements.

Income (Loss) from Continuing Operations before Extraordinary Item

     The loss in 1999 from continuing operations was $3 million, which compares to income from continuing operations of $26 million in 1998. Exclusive of the write-off of our investment in ICO, income in 1999 was $42 million, or $16 million above the previous year. Income for 1998 from continuing operations was $26 million, or $3 million below the previous year.

     The loss per diluted share from continuing operations in 1999 was $0.05, which compares to earnings per share in 1998 of $0.50. Exclusive of the ICO write-off, diluted earnings per share from continuing operations were $0.79. Diluted earnings per share for continuing operations for 1997 were $0.57. See
Note 12 to the financial statements.

Extraordinary Item

     In 1997, COMSAT repurchased $90 million of its 8.125% notes and $10 million of its 7.7% medium-term notes. See Note 8 to the financial statements. The extraordinary loss from early extinguishment of debt, net of tax, for 1997 was $4 million ($0.08 per share).

Discontinued Operations

     During the second quarter of 1997, we began accounting for the operations of both Ascent Entertainment Group, Inc. and substantially all of COMSAT RSI, Inc. as discontinued operations. In 1997, we recorded a loss from discontinued operations, net of tax, of $89 million ($1.78 per share, fully diluted). See
Note 7 to the financial statements.

Net Income (Loss)

     The 1999 net loss was $3 million, compared to 1998 net income of $26 million. Excluding the ICO write-off, net income in 1999 was $42 million, or $16 million above 1998 net income. For 1997, the net loss was $64 million.

     The diluted net loss per share for 1999 was $0.05 as compared to earnings per share for 1998 of $0.50. The diluted net loss per share for 1997 was $1.29. See Note 12 to the financial statements.

Segment Operating Results

     We report our operating results in four segments: World Systems, Mobile Communications, International and the Laboratories. We evaluate the performance of our operating segments based on segment income (loss) before taxes and interest costs. See Note 15 to the financial statements.


In millions                                     1999      1998      1997
-------------------------------------------------------------------------
REVENUES
--------
Satellite Services:
  World Systems                               $ 342.9   $ 303.1   $ 286.1
  Mobile Communications                         123.0     169.1     167.9
                                            -----------------------------
  Total Satellite Services                      465.9     472.2     454.0
                                            -----------------------------

International                                   108.6     113.3      89.7
Laboratories                                     54.1      42.3      36.4
Eliminations and other                          (10.3)    (11.3)    (17.5)
                                            -----------------------------
  Total                                       $ 618.3   $ 616.5   $ 562.6
                                            =============================

SEGMENT INCOME (LOSS)
---------------------
Satellite Services:
  World Systems                               $ 137.1   $ 113.1   $ 102.7
  Mobile Communications                         (52.2)     31.9      23.8
                                            -----------------------------
  Total Satellite Services                       84.9     145.0     126.5
                                            -----------------------------

International                                     0.1     (21.0)     (8.9)
Laboratories                                     (0.8)     (3.5)     (1.8)
                                            -----------------------------
  Total segment income                           84.2     120.5     115.8

General and administrative expenses             (24.7)    (25.6)    (23.2)
Merger costs                                    (10.3)     (5.5)        -
Interest costs, net of amounts capitalized      (37.2)    (39.8)    (42.1)
Other income (expense), net                     (14.0)    (17.4)     (6.3)
                                            -----------------------------
  Total                                       $  (2.0)  $ (32.2)  $  44.2
                                            =============================

Satellite Services

     Satellite Services includes both the World Systems and Mobile Communications operating segments. World Systems provides satellite capacity for telephone, data, Internet, video and audio communications services between the United States and the rest of the world using the global satellite networks of the International Telecommunications Satellite Organization (INTELSAT) and New Skies Satellites, N.V. Mobile Communications provides satellite telecommunications services for maritime, aeronautical and land mobile applications, primarily using the satellites of Inmarsat Holdings Limited (formerly the International Mobile Satellite Organization). COMSAT is the U.S. signatory to INTELSAT.

     Satellite Services revenues in 1999 were $466 million, which was 1% below
1998.   For 1998, revenues in Satellites Services were $472 million, an increase
of 4% over 1997.   Satellite Services income before taxes was $85 million in
1999, as compared to $145 million in 1998. The decrease in income before taxes was the result of the $71 million ICO write-off during the second half of 1999 in Mobile Communications. Exclusive of the ICO write-off, Satellite Services income before taxes increased $11 million as compared to the prior year. Satellite Services profit before taxes in 1998 was 15% better than 1997.

World Systems

     World Systems revenues in 1999 were $343 million, an increase of 13% over 1998. The improvement in revenues was primarily the result of increased demand for Internet services and other high-speed data traffic, and our increased ownership in INTELSAT. A slight decline in voice revenues partially offset those increases. In 1999, we paid $38 million to increase our total ownership share of INTELSAT from 18.4% to 20.4%. For 1998, World Systems revenues were $303 million, or 6% higher than 1997. The improvement in revenues was primarily the result of increased demand for private data communication networks and Internet transmissions, partially offset by declines in voice and video revenues.

     World Systems segment income in 1999 was $137 million, a 21% improvement over 1998. During the third quarter of 1999, World Systems extended the depreciable lives of the INTELSAT satellites based on the current estimated useful lives of those satellites. The change had the effect of increasing World Systems' segment income by $10 million during the second half of 1999. The remainder of the improvement in World Systems segment income was from increased ownership in INTELSAT, lower operating expenses and revenue growth. Segment income in 1998 for World Systems was $113 million, or 10% higher than the previous year. The 1998 results include income of $4 million from a settlement agreement with ICO. See Note 5 to the financial statements. The balance of the improvement in segment income in 1998 primarily was due to higher revenues offset, in part, by increased depreciation from placing new satellites in service.

     On November 30, 1998, INTELSAT transferred five in-orbit satellites to New Skies Satellites. New Skies, an independent company that was spun off from INTELSAT, is headquartered in the Netherlands. In connection with the spin-off, COMSAT received shares in New Skies. COMSAT currently owns 18.6% of New Skies.

Mobile Communications

     Inmarsat completed its privatization on April 15, 1999. In 1999, we began using the equity method of accounting to report our 22.2% ownership in the new company. See Note 1 to the financial statements. Prior to 1999, we used the pro rata method of consolidation to report our share of Inmarsat's operating results. Under the pro rata method of consolidation, we reported our share of Inmarsat's revenues (net of the space segment charges that we paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the appropriate categories of our income statement. We now report our proportionate share of Inmarsat's net operating results as equity income in "Other income (expense), net" within the Mobile Communications operating segment. The space segment charges that we pay to Inmarsat are now reported in cost of services. Our share of Inmarsat's interest costs and income taxes are now reported within the Mobile Communications segment. Prior to 1999, our share of Inmarsat's interest costs were reported in "Interest costs, net of amounts capitalized" and taxes related to our income from Inmarsat were reported in "Income tax expense."

     Mobile Communications revenues in 1999 were $123 million, which was $46 million or 27% below 1998. This was primarily the result of lower analog telephone traffic, principally due to lower usage in the U.S. Government sector and lower amounts of carrier traffic. In addition, reporting Inmarsat's revenues using the equity method of accounting lowered Mobile Communications revenues by $18 million in 1999. For 1998, Mobile Communications revenues were $169 million, an increase of 1% compared to 1997. In 1998, Mobile Communications recorded increased revenues from the contract with the Federal Aviation Administration on the Wide Area Augmentation System and from traffic improvements in both digital telephone services and aeronautical services. Offsetting these improvements were lower sales of Planet 1 terminals and a decrease in telex revenues.

     On August 27, 1999, ICO filed for Chapter 11 bankruptcy. As a result, COMSAT wrote off its $36 million direct investment in ICO during the third quarter of 1999. In addition, we also had an indirect investment in ICO through our equity ownership in Inmarsat, which also is an ICO shareholder. During the fourth quarter of 1999, Inmarsat advised COMSAT that it had written off its investment in ICO. Accordingly, we recognized this loss in our share of Inmarsat's net results in the fourth quarter of 1999. In total, COMSAT recorded a pre-tax, non-cash write-off during 1999 of $71 million related to its investments in ICO.

     For 1999, Mobile Communications segment loss was $52 million as compared to segment income of $32 million in the prior year. The 1999 loss resulted from the ICO write-off. Exclusive of the ICO write-off, Mobile Communications segment income was $19 million, which was $13 million below 1998. This decline in segment income from 1998 was due to lower revenues and reporting our share of Inmarsat interest costs and income taxes within the Mobile Communications segment. Mobile Communications' 1999 results included interest costs of $4 million and income taxes of $4 million. Mobile Communications segment income for 1998 was $32 million, which was 34% better than 1997. The improvement in income was primarily the result of lower operating costs offset, in part, by increased depreciation from the full-year impact of new Inmarsat satellites placed in service.

International

     International operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions and value-added services to business clients and carriers in selected emerging markets. As of December 31, 1999, International operated in 11 countries worldwide.

     For 1999, International's revenues were $109 million or 4% below the previous year. The decrease in International's revenues was the result of lower revenues in Brazil caused primarily by the devaluation of the Brazilian currency. The lower revenues in Brazil were offset, in part, by increases in Argentina, Mexico, Colombia and Turkey. International's revenues in 1998 were $113 million, which was 26% higher than in 1997. The higher revenues were principally due to growth in Argentina, Brazil and Colombia.

     International's segment income in 1999 was $0.1 million, which compares to a segment loss of $21 million in 1998. During 1999 and 1998, International sold its investment in Viatel, Inc. This sale resulted in a gain in 1999 of $26 million and in 1998 of $15 million. In addition, International recognized in 1998 a non-cash impairment loss at BelCom of $14 million. See Note 6 to the financial statements. Exclusive of the gains on the sale of Viatel and the impairment loss, International's 1999 segment loss was $26 million, compared to $22 million in 1998. The decline in 1999 was due in part to fixed asset adjustments in China and Brazil.

     International's segment loss in 1998 was $21 million, as compared to a segment loss of $9 million in 1997. In the third quarter of 1998, International recorded the BelCom impairment loss of $14 million. In addition, International had a $15 million gain from the sale of Viatel stock. Exclusive of the BelCom impairment and the gain on the sale of stock, International's loss was $22 million, as compared to $9 million in 1997. The increased segment losses were primarily due to higher depreciation, contract losses in Brazil, increased losses in BelCom and start-up costs in Mexico.

Laboratories

     COMSAT Laboratories provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

     Revenues at the Laboratories in 1999 were $54 million, or 28% higher than the previous year. The improvement was from increases in both technical consulting and product sales. The Laboratories' revenues for 1998 were $42 million, which was 16% higher than 1997. This increase was due to improvements in technical consulting revenues.

     The segment loss before taxes in 1999 was $1 million, which was $3 million better than 1998. The 1998 segment loss included the non-cash $2 million write-off of the Laboratories' investment in Superconducting Core Technologies, Inc. Absent this write-off, the Laboratories segment results year-over-year improved $1 million. In 1998, the Laboratories segment loss was $4 million, compared to $2 million in 1997.


OUTLOOK

     Many of the statements that follow are forward looking and relate to anticipated future events and operating results. You should consider the factors described under "Forward-Looking Statements - Safe Harbor Provisions" in evaluating the forward-looking statements in this report.

Business Combination with Lockheed Martin

     COMSAT entered into an Agreement and Plan of Merger with Lockheed Martin on September 18, 1998. Under that agreement, Lockheed Martin agreed to acquire all of COMSAT's outstanding common stock in a two-step transaction.

     The first step, a cash tender offer to purchase up to 49% of COMSAT's common stock at a price of $45.50 per share, was completed on September 18, 1999. As a result, Lockheed Martin now owns approximately 49% of COMSAT's common stock.

     The second step is the merger of COMSAT with a wholly-owned subsidiary of Lockheed Martin. In the merger, shareholders will receive one share of Lockheed Martin common stock for each share of COMSAT common stock that they own.

     The Open-Market Reorganization for the Betterment of International Telecommunications Act (commonly referred to as the "ORBIT Act"), which was passed by Congress and signed by the President in March 2000, removes the ownership limitation on COMSAT's common stock and will permit the merger to be completed following receipt of required regulatory approvals and satisfaction of closing conditions. Other provisions of the ORBIT Act are described under "Legislative and Regulatory Developments." COMSAT expects that the required regulatory approvals will be received and other closing conditions will be satisfied so that the merger can be completed in the third quarter.

     Completion of the merger remains subject to satisfaction of the conditions set forth in the merger agreement. The principal remaining conditions are:

 .    Receipt of all consents and approvals from governmental authorities
     (including the FCC and antitrust authorities); and

 .    There is no event that has had or would reasonably be expected to have a significant adverse effect on COMSAT.

     Before the merger can be completed, Lockheed Martin must obtain FCC approval for the transfer of control of COMSAT. In addition, Lockheed Martin must file notices under the Hart-Scott-Rodino Antitrust Improvements Act with the Federal Trade Commission and the Department of Justice to report its secondary acquisition, via the merger, of certain minority interests that COMSAT currently holds (e.g., Inmarsat and New Skies). We expect that the FCC and antitrust authorities will grant the final required approvals and consents. Their response time could affect the estimated time frame for closing the merger. We do not believe that passage of the ORBIT Act will have a significant adverse effect on COMSAT. As discussed under "Legislative and Regulatory Developments," certain of the actions that INTELSAT is contemplating in response to passage of the ORBIT Act, if undertaken, might affect that conclusion. There can be no assurance that a subsequent event will not occur which could reasonably be expected to have a significant adverse effect on COMSAT. If the merger is not completed by September 18, 2000, either Lockheed Martin or COMSAT may terminate the merger agreement.

     For the merger to qualify as a tax-free reorganization, the value of the Lockheed Martin common stock exchanged for COMSAT common stock in the merger must be at least 40% of the total consideration received by COMSAT shareholders in the tender offer and merger combined, assuming that the tender offer and merger are treated as a single integrated transaction for U.S. federal income tax purposes. COMSAT shareholders that tendered shares in the tender offer received $45.50 per share in cash. As a result, if the price of Lockheed Martin common stock is less than $29.14 per share on the last full trading day prior to consummation of the merger, the consideration to be received by COMSAT shareholders in the merger will be taxable for U.S. federal income tax purposes to the extent of any applicable gain or loss. If the merger had been consummated as of March 15, 2000, based on the price for Lockheed Martin common stock as of that date and assuming integration of the tender offer and merger, the merger would not have qualified as a tax-free reorganization, and COMSAT shareholders would have recognized gain or loss on the exchange of shares in the merger. The tax consequences of the merger to you will depend on your own situation. Therefore, you should consult your tax advisors for a full understanding of these tax consequences.

Restructuring of INTELSAT

     INTELSAT is continuing its efforts to transform itself from a treaty-based, intergovernmental organization to a fully-private, commercial company. In October 1999, INTELSAT's Assembly of Parties (a meeting of the member governments of INTELSAT) unanimously approved a plan targeting the privatization of INTELSAT as early as April 1, 2001. Following privatization, INTELSAT would operate as a private corporation without intergovernmental privileges and immunities. While the new privatized company initially would not be publicly traded, it is contemplated that an initial public offering would take place in 2002, subject to market conditions and the actual date operations are transferred to the restructured INTELSAT. COMSAT is committed to privatizing INTELSAT in a pro-competitive manner at the earliest possible time. As a minority shareholder and the U.S. Signatory to INTELSAT, however, we lack the ability to independently effect a restructuring of INTELSAT. The success and timing of our efforts will depend on our ability to achieve a consensus among other Signatories and participating member governments. Passage of the ORBIT Act has decreased COMSAT's influence within INTELSAT.

Legislative and Regulatory Developments

     In March 2000, Congress passed and the President signed the ORBIT Act. The ORBIT Act amends the Communications Satellite Act of 1962 and repeals upon enactment the special restrictions on the ownership of COMSAT stock. The legislation will permit the merger with Lockheed Martin to be completed following receipt of the remaining required regulatory approvals. FCC regulation of COMSAT's capital structure will be eliminated upon enactment as well.

     The ORBIT Act also establishes an April 1, 2001 deadline for the privatization of INTELSAT, as well as criteria for determining whether the privatizations of INTELSAT, Inmarsat and New Skies are "pro-competitive." These criteria include the requirement that each entity conduct an initial public offering by a date certain, that such public offerings substantially dilute existing ownership of the satellite systems and that each entity's board have a majority of independent directors. The FCC may extend the deadlines for completion of the public offering in consideration of market conditions and relevant business factors related to the timing of the offering, but the extensions may not permit the offering to occur after a specified date. The dates prescribed by the ORBIT Act for the initial public offerings to occur and the last extension dates are:

        . For INTELSAT - October 1, 2001 (unless extended by the FCC but not later than December 31, 2002);

        . For Inmarsat - October 1, 2000 (unless extended by the FCC but not later than December 31, 2001); and

        . For New Skies - July 1, 2000 (unless extended by the FCC but not later than July 31, 2001).

     The ORBIT Act provides that, if these and other criteria are not met, the FCC may not license U.S. users (or may limit such licenses) to access the satellite capacity of the privatized entities for so-called "non-core" services. Non-core services include, for INTELSAT and New Skies, everything but capacity for public-switched voice communications and occasional use television, and for Inmarsat, all commercial services. COMSAT believes that the privatization criteria are achievable within the statutory deadlines and, therefore, does not believe that sanctions (other than possible user license conditions) are likely to be imposed. The ORBIT Act also includes an exception for national security, law enforcement and public safety applications, and various other qualifications.

     During the transition to privatization, the ORBIT Act also restricts INTELSAT, Inmarsat and New Skies from providing "additional services." Unlike the bill that previously passed the House, however, the ORBIT Act's definition of additional services does not include any services that COMSAT is currently providing. Thus, the ORBIT Act is not expected to disrupt the provision of existing services, such as Internet and high-speed data transmission, by COMSAT to its customers.

     The ORBIT Act codifies an FCC action taken in 1999 that permits U.S. users and telecommunication providers to acquire satellite capacity directly from INTELSAT without going through COMSAT ("Level 3" direct access). Unlike the bill previously passed by the House, however, the ORBIT Act does not allow "Level 4" direct access (direct investment in INTELSAT by other U.S. system users and telecommunication providers). As a result, COMSAT will remain the sole U.S. investor in INTELSAT until privatization. The ORBIT Act also includes specific language protecting the integrity of COMSAT's contracts.

     The ORBIT Act repeals the provisions of the Satellite Act that require COMSAT to have three Presidentially-appointed directors. Two of those three positions were vacant pending Presidential appointment. The term of COMSAT's remaining Presidentially-appointed director expired upon enactment of the ORBIT Act.

     In addition, the ORBIT Act removes COMSAT's immunity from suit in its capacity as an INTELSAT Signatory. A limited exception is provided for actions taken to carry out instructions of the U.S. Government. The ORBIT Act includes other safeguards to limit COMSAT's liability for actions taken by INTELSAT.

     Prior to enactment of the legislation, on September 15, 1999, the FCC adopted a new policy of direct access to INTELSAT in the United States. Specifically, the FCC authorized "Level 3" direct access. The FCC rejected requests to allow entities other than COMSAT to invest in INTELSAT proportionate to their usage, finding that the FCC lacked the authority under the Satellite Act to permit "Level 4" direct access. In addition, the FCC authorized COMSAT to file a tariff to charge all direct access users a surcharge to recover costs incurred by COMSAT as Signatory to INTELSAT. COMSAT's new direct access tariff became effective on December 6, 1999. Under the tariff, direct access users in 2000 must pay COMSAT 5.58% of the rate the direct access users pay to INTELSAT for capacity ordered directly. The level of this surcharge will be reviewed in 2001, and the surcharge will be eliminated upon privatization of INTELSAT.

     In the direct access proceeding, the FCC also rejected claims that COMSAT's long-term carrier contracts should be subject to government abrogation under the "fresh look" doctrine, thus preserving COMSAT's backlog of contracted capacity commitments. Moreover, the FCC declined to pursue claims for "portability" of COMSAT's capacity to users.

     The ORBIT Act, however, requires the FCC to complete a proceeding within six months of enactment to determine if users or providers of telecommunications services have sufficient opportunity to access INTELSAT space segment capacity directly from INTELSAT. If the FCC determines that such opportunity does not exist, the FCC must take appropriate action to facilitate direct access. However, the FCC is prohibited by the ORBIT Act from modifying or abrogating any COMSAT contract.

     On March 1, 2000, in anticipation of passage of the ORBIT Act, INTELSAT's Board of Governors authorized the Director General of INTELSAT, if he concludes that INTELSAT's interests so require, to commence an arbitration to determine whether the ORBIT Act violates the obligations of the United States as a member government and party to the INTELSAT Agreement. On March 8, 2000, INTELSAT's Director General sent a letter to the U.S. Secretary of State indicating that an arbitration may be commenced if the ORBIT Act is enacted into law. The letter was accompanied by an analysis, distributed to all parties and signatories, that suggests that the ORBIT Act may violate the INTELSAT Agreement by, among other matters, potentially attempting to control the timing of INTELSAT privatization, limiting new INTELSAT services pending privatization, establishing privatization criteria, and restricting INTELSAT to certain, so-called "core" services if the privatization criteria are not satisfied. If commenced, the arbitration would be held before an international panel of legal experts on which COMSAT would not have representation. In addition, the INTELSAT Board of Governors expressed the view that an Extraordinary Assembly of Parties may be required to discuss the impact of the ORBIT Act on INTELSAT, the privatization process and compliance by the United States with the INTELSAT Agreement.

     If the Assembly of Parties finds that a party has failed to comply with its obligations under the INTELSAT Agreement, the party is deemed to have withdrawn from INTELSAT as of the date of such finding. In the Assembly of Parties, each party has one vote. INTELSAT currently has 143 member governments. A vote of two thirds of member governments present would be required to make the finding. If the United States is deemed to have withdrawn from INTELSAT, COMSAT also would have to simultaneously withdraw as the U.S. Signatory to INTELSAT, which would result in the forced divestiture of its ownership interest in INTELSAT on disadvantageous terms (e.g., at book value). Because the withdrawal of the United States from INTELSAT would be adverse to the best interests of that organization, we do not expect that an Assembly of Parties would expel the United States.

     COMSAT pays required fees to the FCC for applications and other filings and for annual regulatory fees applicable to it as a U.S. common carrier. The FCC has not, however, imposed "space station" regulatory fees on COMSAT with respect to the satellites of INTELSAT and Inmarsat. In December 1999, the U.S. Court of Appeals for the D.C. Circuit reviewed the FCC order setting regulatory fees for 1998. The Court remanded the case to the FCC to reconsider COMSAT's long-standing exemption from space station regulatory fees. The ORBIT Act clarifies that the FCC has authority to impose regulatory fees on COMSAT similar to the regulatory fees that it imposes on other entities providing similar services.
It is unclear whether space station regulatory fees can be imposed on COMSAT, since COMSAT is a satellite services provider and not a satellite system operator. Moreover, if such fees were imposed, it is unclear how such fees would be calculated and which satellites would be affected. It is not expected that space station regulatory fees would be imposed on COMSAT subsequent to the privatization of INTELSAT and Inmarsat. Pending completion of a proceeding by the FCC, it is difficult to quantify the level of space station fees that might be imposed. We do not believe that such fees will have a material adverse effect on COMSAT's long-term financial condition. Nevertheless, the imposition of such fees could materially affect consolidated results of operations in a given year or quarter.

Potential Trends That May Affect Operating Performance

     Direct access could fundamentally change the way COMSAT does business. Direct access may materially reduce World Systems' future revenues to the extent that customers begin to contract directly with INTELSAT for new capacity and for available non-COMSAT capacity as long-term contracts and capacity commitments expire. Other users may elect to remain with COMSAT to take advantage of the added value (such as circuit management for U.S.-overseas connectivities) that COMSAT offers U.S. users. For example, on October 14, 1999, a month after the FCC's direct access order, COMSAT executed an amended inter-carrier agreement with AT&T Corporation which provides for price reductions in exchange for AT&T's commitment to maintain specified levels of traffic on the INTELSAT system via COMSAT through at least 2006. We expect World Systems' revenues for 2000 to be at approximately the same level or slightly higher than in 1999.

     In anticipation of privatization, World Systems plans to seek to maintain its existing utilization of the INTELSAT satellite system to the extent possible and, when available, to increase its ownership in connection with the annual share re-determinations prior to privatization. Any increase in COMSAT's ownership share would be expected to have a favorable impact on operating results. In addition, during the third quarter of 1999, World Systems extended the depreciable lives of the INTELSAT satellites based on the current estimated useful lives of those satellites. The effect of this change over a full calendar year will have a favorable impact on World Systems' comparative segment income year over year in 2000. We expect World Systems segment income to be better in 2000, as compared to 1999.

     In the first quarter of 2000, COMSAT Mobile's two largest carrier customers indicated that they no longer intend to continue routing U.S. originated fixed to mobile traffic over the

Inmarsat satellite system through COMSAT. In March 2000, one such carrier began routing its U.S. originated fixed to mobile traffic through another Inmarsat service provider. As a result, Mobile's revenues and segment income are expected to be adversely affected in the near term in the absence of other offsetting factors.

     In International, we expect the growing demand for Internet services, the introduction of Globalway service and the move to shared-use facilities to generate improvements in revenues and segment operating results, excluding unusual items (e.g., the gain on the sale of our Viatel shares in 1999). COMSAT Laboratories expects continued revenue growth and segment operating result improvement in 2000 driven in part by the introduction of its LINKWAY products.

     On a consolidated basis, we expect COMSAT's net income in 2000 to be better than in 1999, excluding unusual items (e.g., the ICO write-off and gain on the sale of equity investments). In addition, COMSAT is currently at an advanced stage of negotiations to settle a tax refund claim and a commercial lawsuit. COMSAT is the plaintiff in both cases. Settlement of those matters on the terms currently being discussed is expected to have a favorable material effect on COMSAT's earnings. The outcome of those negotiations, however, is not assured. As discussed below, various factors could cause our expectations and earnings outlook to change.

Year 2000 Issue (Year 2000 Readiness Disclosure)

     The year 2000 issue stems from existing computer programs that were written using two digits rather than four digits to define the applicable year (e.g., "99" for 1999). It was expected that some computer programs with date-sensitive software might not operate properly when the last two digits become "00," as occurred on January 1, 2000. There was concern that year 2000 issues would cause system failures and disrupt normal operations.

     In the second half of 1996, we initiated a program to identify and address year 2000 issues in order to avoid interruption to our operations at the turn of the century. Each of our operating segments, as well as our administrative functions, completed the inventory, assessment, remediation and testing phases of the year 2000 implementation plan by the fourth quarter of 1999.

     Since January 1, 2000, we have not experienced any material year 2000 problems. We are continuing to monitor all functions for year 2000 compliance. The cost through December 31, 1999, to modify in-house management information systems, customer products and other systems and equipment affected by the year 2000 issue was $7 million.

Forward-Looking Statements - Safe Harbor Provisions

     This report contains "forward-looking statements" within the meaning of the federal securities laws. Those statements are not based on historical fact and may not prove to be accurate. Words such as "believe," "estimate," "anticipate," "project," "intend," expect," "plan," "scheduled" and similar expressions are intended to identify forward-looking statements.

     Statements that look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions. All forward-looking statements involve risks and uncertainties. Forward-looking statements and COMSAT's future operating results may be affected by various factors. These factors include, among others:

 .    the timing and outcome of regulatory and other governmental proceedings

 .    implementation of the ORBIT Act, including INTELSAT's reaction to its enactment

 .    the proposed merger of COMSAT with Lockheed Martin

 .    developments concerning the privatization of INTELSAT

 .    market conditions and other factors affecting the ability of INTELSAT,
     Inmarsat and New Skies to complete their planned initial public offerings

 .    international business conditions (e.g., foreign currency devaluation and economic instability in foreign markets)

 .    increased competition for satellite and networking services

 .    the recent ability of users to access the INTELSAT satellite system directly without contracting through COMSAT

 .    the responsiveness of customers to COMSAT's existing and new service offerings

 .    the outcome of contingencies, including litigation and other matters

 .    economic, political and technological risks and uncertainties, and

 .    subsequent developments and changes in business conditions not currently known or anticipated.

     Accordingly, there can be no assurance that actual future results will not differ materially from anticipated results.

     You should not place undue reliance on forward-looking statements which speak only as of the date of this report. We do not undertake any obligation to update the forward-looking statements to reflect events or circumstances or changes in expectations after the date of this report or to reflect the occurrence of subsequent events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by the federal securities laws.

     For additional discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to our Annual Report on Form 10-K for 1999 and subsequent filings, as well as the matters identified throughout this report.

ANALYSIS OF CONSOLIDATED BALANCE SHEETS

Assets

     The total assets at December 31, 1999 were $1,652 million, which was $139 million lower than December 31, 1998. The decrease was the result of the change in accounting method related to our investment in Inmarsat, the write-off of our direct and indirect investments in ICO and the impact on fixed assets of the devaluation of the Brazilian currency. Partially offsetting these decreases was an increase in current assets. At December 31, 1999, current assets were $291 million or $92 million higher than the end of the previous year. This increase was in part due to an increase in cash and the reclassification of cash surrender value of certain life insurance policies to current assets.

     Property and equipment, net of depreciation, decreased $297 million during 1999. This decrease was primarily from the change in accounting related to our investment in Inmarsat, which reduced property and equipment by $245 million.
In addition, the devaluation of the Brazilian currency resulted in a $51 million reduction to property. Property and equipment additions in 1999 were $128 million. This increase was primarily related to World Systems' share of INTELSAT's satellite construction program and investment in new communications property and equipment in International.

     Investments increased $79 million during 1999. The impact of the change in accounting related to our investment in Inmarsat increased investments by $169 million. Partially offsetting this increase was the $71 million write-off of our investments in ICO.

Liabilities

     The total liabilities decreased during 1999 by $78 million. This was primarily due to the change in accounting related to our investment in Inmarsat as $67 million of long-term debt and $15 million of current maturities of long-term debt were reclassified to investments.

ANALYSIS OF CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash from operating activities for 1999 was $141 million, compared to $323 million in 1998. Exclusive of cash provided from discontinued operations, cash from operating activities was $149 million, $71 million below 1998. This decrease was due to the change in how we report our investment in Inmarsat. Distributions from Inmarsat are now reported in investing activities, rather than operating activities as was done prior to 1999. During 1999, the corporation made interest payments, net of amounts capitalized, of $30 million and paid income taxes of $22 million.

     In 1999, the corporation used $78 million in investing activities, as compared to $166 million in 1998. Property and equipment purchases during 1999 were primarily in World Systems and International, as the corporation continued to make capital investments equal to its share of INTELSAT's satellite programs and purchased communications property and equipment predominantly in International's Latin American companies. It is expected that the corporation's capital expenditure purchases will be higher in 2000, as compared to 1999.

     Net cash used in financing activities was $15 million in 1999, which was $117 million less than the previous year. The corporation paid dividends of $0.05 per share for each quarter of 1999.

Liquidity and Capital Resources

     COMSAT's working capital at December 31, 1999 was $141 million, which was $83 million higher than at the end of 1998. The improvement in working capital during 1999 was primarily due to a decrease in capital expenditures, proceeds from the sale of our investment in Viatel, Inc. and a distribution from Inmarsat prior to its privatization. Partially offsetting these items was cash used to increase our level of ownership in INTELSAT. Cash from operating activities in 2000 is expected to be used to fund growth and to finance working capital needs.

     We have access to short-term and long-term financing at favorable rates. Our current long-term debt ratings are A- from Standard and Poor's and Baa1 from Moody's. Our current commercial paper ratings are A2 from Standard and Poor's and P2 from Moody's. Following the announcement of the proposed merger with Lockheed Martin, both Standard and Poor's and Moody's placed their ratings on our long-term debt under review for possible downgrades. Shortly after completion of the tender offer, Moody's downgraded COMSAT's long-term debt and the Monthly Income Preferred Securities issued by COMSAT Capital I, L.P. from A3 to Baa1. Ratings from both Moody's and Standard and Poor's remain under review for possible further downgrades as a result of the merger. The ratings for commercial paper are not under review at this time.

     Our commercial paper program had no borrowings outstanding at December 31, 1999. A $140 million credit agreement, expiring at December 15, 2000, backs up our commercial paper program. We had $36 million remaining under a $100 million medium-term note program at December 31, 1999. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

     Our capital structure and debt-financing activities are currently regulated by the FCC. Under the existing guidelines approved by FCC, we are subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45% and an interest coverage ratio of 2.3 to 1. We were in compliance with these guidelines at December 31, 1999, with a long-term debt to total capital ratio of 40.6%, no short-term debt outstanding other than $1 million of current maturities of long-term debt, and an interest coverage ratio of 4.0 to 1. We anticipate that, under the ORBIT Act, FCC regulation of our capital structure and the resulting capitalization requirements will be eliminated.

Item 7a:  Quantitative and Qualitative Disclosures About Market Risk

     The corporation does not hold or issue derivative financial instruments. The corporation finances its operations and manages its interest rates through a combination of short-term commercial paper, fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowings under the corporation's short-term commercial paper program will expose the corporation's operating results to changes in short-term rates. At December 31, 1999, no commercial paper was outstanding.

     The corporation invests its excess cash in highly liquid investments with a maturity of three months or less. Such investments can expose the corporation's operating results to changes in short-term rates.

     As of December 31, 1999, the fair value of the corporation's fixed-rate, long-term debt was $401,704,000. Assuming a 10% increase in interest rates, the fair value of the corporation's fixed-rate, long-term debt would be $393,795,000. Likewise, assuming a 10% decrease in interest rates, the fair value of the corporation's fixed-rate, long-term debt would be $409,868,000.

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

Item 8:   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
COMSAT Corporation:

We have audited the accompanying consolidated balance sheets of COMSAT Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flow for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at
Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of the corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche LLP
McLean, Virginia
February 17, 2000
(March 17,2000 as to the fourth paragraph of Note 2 and the second paragraph of Note 11)

                      COMSAT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

In thousands, except per share amounts                                 1999       1998       1997
---------------------------------------------------------------------------------------------------
Revenues                                                             $618,266   $616,469   $562,651
                                                                     ---------  ---------  --------
Operating expenses:
  Cost of services                                                    347,202    284,053    263,934
  Depreciation and amortization                                       164,787    219,883    184,206
  Research and development                                              9,202      7,914      9,296
  General and administrative                                           24,707     25,592     23,247
  Impairment of long-lived assets                                           -     14,000          -
  Merger costs                                                         10,273      5,525          -
                                                                     ---------  ---------  --------
  Total operating expenses                                            556,171    556,967    480,683
                                                                     ---------  ---------  --------

Operating income                                                       62,095     59,502     81,968

Other income (expense), net                                           (26,823)    12,518      4,245
Interest costs                                                        (42,195)   (44,502)   (51,426)
Interest capitalized                                                    4,973      4,690      9,394
                                                                     ---------  ---------  --------
Income (loss) from continuing operations before taxes and
  extraordinary item                                                   (1,950)    32,208     44,181

Income tax expense                                                        616      5,791     15,613
                                                                     ---------  ---------  --------
Income (loss) from continuing operations before
extraordinary item                                                     (2,566)    26,417     28,568

Discontinued operations, net of tax                                         -          -    (89,068)
                                                                     ---------  ---------  --------

Income (loss) before extraordinary item                                (2,566)    26,417    (60,500)

Extraordinary loss from early extinguishment of debt, net of tax            -          -     (3,946)
                                                                     ---------  ---------  --------
Net income (loss)                                                    $ (2,566)  $ 26,417   $(64,446)
                                                                     =========  =========  ========
Earnings (loss) per common share - basic:
  Income (loss) from continuing operations before
    extraordinary item                                               $  (0.05)  $   0.51   $   0.58
  Discontinued operations                                                   -          -      (1.82)
  Extraordinary loss                                                        -          -      (0.08)
                                                                     ---------  ---------  --------
  Net income (loss)                                                  $  (0.05)  $   0.51   $  (1.32)
                                                                     =========  =========  ========
Earnings (loss) per common share - assuming dilution:
  Income (loss) from continuing operations before
    extraordinary item                                               $  (0.05)  $   0.50   $   0.57
  Discontinued operations                                                   -          -      (1.78)
  Extraordinary loss                                                        -          -      (0.08)
                                                                     ---------  ---------  --------
  Net income (loss)                                                  $  (0.05)  $   0.50   $  (1.29)
                                                                     =========  =========  ========

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

In thousands                                                                    1999            1998
-------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                  $   78,632      $   30,795
  Receivables                                                                   149,973         131,052
  Deferred income taxes                                                          15,140           7,911
  Other                                                                          45,546          16,243
  Net assets of discontinued operations                                           1,331          12,964
                                                                             ----------      ----------
  Total current assets                                                          290,622         198,965
                                                                             ----------      ----------

Property and equipment                                                          912,475       1,209,462
Investments                                                                     327,684         249,064
Other assets                                                                    120,943         133,307
                                                                             ----------      ----------
  Total assets                                                               $1,651,724      $1,790,798
                                                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                                       $      786      $   14,962
  Accounts payable and accrued liabilities                                      114,081          88,297
  Due to related parties                                                         27,893          30,424
  Other                                                                           6,928           7,119
                                                                             ----------      ----------
  Total current liabilities                                                     149,688         140,802
                                                                             ----------      ----------

Long-term debt                                                                  408,979         446,832
Deferred income taxes                                                           106,563         127,351
Deferred investment tax credits                                                   3,651           6,158
Accrued post-retirement benefit costs                                            49,075          48,923
Other long-term liabilities                                                     136,063         161,692
Commitments and contingencies (notes 10 & 11)                                         -               -
Preferred securities issued by subsidiary                                       200,000         200,000

Stockholders' equity:
  Common stock, without par value, 100,000 shares authorized,
    53,387 shares issued in 1999 and 52,713 shares issued in 1998               448,072         430,537
  Preferred stock, 5,000 shares authorized, no shares issued or outstanding
  Retained earnings                                                             229,681         242,809
  Treasury stock, at cost, 264 shares in 1999 and 80 in 1998                     (8,991)         (3,109)
  Unearned compensation                                                          (2,804)         (4,652)
  Accumulated other comprehensive loss                                          (68,253)         (6,545)
                                                                             ----------      ----------
  Total stockholders' equity                                                    597,705         659,040
                                                                             ----------      ----------
  Total liabilities and stockholders' equity                                 $1,651,724      $1,790,798
                                                                             ==========      ==========

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997

In thousands                                                             1999        1998        1997
-------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                                     $  (2,566)  $  26,417   $ (64,446)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
  Depreciation and amortization                                         164,787     219,883     184,206
  Equity in net loss of affiliates                                       16,202           -           -
  Write-off of investment                                                35,985           -           -
  Impairment of long-lived assets                                             -      14,000           -
  Loss from discontinued operations                                           -           -      89,068
  Gain on sale of investments                                           (29,701)    (14,635)     (1,987)
  Gain on sale of land                                                        -           -      (7,261)
  Extraordinary loss from early extinguishment of debt                        -           -       3,946
Changes in assets and liabilities:
  Receivables and other current assets                                  (23,397)     (6,890)      3,953
  Current liabilities                                                      (689)     21,441      (4,709)
  Non-current liabilities                                               (17,930)    (38,516)      1,665
Other                                                                     5,915      (1,749)      1,165
                                                                    -----------   ---------   ---------
Net cash provided by continuing operations                              148,606     219,951     205,600
Net cash provided (used) by discontinued operations                      (7,186)    102,769     (36,865)
                                                                    -----------   ---------   ---------
Net cash provided by operating activities                               141,420     322,720     168,735
                                                                    -----------   ---------   ---------
Investing activities:
Purchase of property and equipment                                     (115,171)   (187,838)   (254,291)
Investments in unconsolidated businesses                                      -      (6,202)    (19,950)
Proceeds from sale of land                                                    -           -       9,293
Proceeds from note on sale of investments                                     -           -      19,097
Proceeds from sale of investments                                        33,591      19,871       9,060
Proceeds from sale of subsidiary                                         10,100           -           -
Satellite insurance proceeds                                                  -       8,024           -
Decrease (increase) in INTELSAT ownership                               (38,064)       (689)     23,232
Distribution from Inmarsat                                               31,248           -           -
Decrease in Inmarsat ownership                                                -       5,999         213
Other                                                                       189      (5,113)     (7,704)
                                                                    -----------   ---------   ---------
Net cash used in investing activities                                   (78,107)   (165,948)   (221,050)
                                                                    -----------   ---------   ---------
Financing activities:
Net short-term borrowings (repayments)                                        -    (149,506)    131,513
Repayments against company-owned life insurance policies                      -         (64)     (3,962)
Common stock issued                                                       7,355      46,453      20,398
Repayment of long-term debt                                              (7,887)    (13,760)   (114,903)
Payment of satellite performance incentives                              (4,382)     (4,464)          -
Cash dividends paid                                                     (10,562)    (10,393)    (16,975)
Proceeds from Clarksburg financing                                            -           -      34,342
                                                                    -----------   ---------   ---------
Net cash provided (used) by financing activities                        (15,476)   (131,734)     50,413
                                                                    -----------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                     47,837      25,038      (1,902)
Cash and cash equivalents, January 1                                     30,795       5,757       7,659
                                                                    -----------   ---------   ---------
Cash and cash equivalents, December 31                                $  78,632   $  30,795   $   5,757
                                                                    ===========   =========   =========
Supplemental cash flow information:
  Interest paid, net of amount capitalized                            $  29,873   $  36,807   $  39,732
  Income taxes paid (refunded)                                           22,317      (1,676)     11,404
  Non-cash property additions:
    Satellites                                                           13,129       2,493       5,403
    Satellite performance incentives                                          -      34,397           -
  Distribution of Ascent Entertainment Group, Inc. shares                     -           -     194,633

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                            Accumulated
                                                                                                               Other
                                      Shares    Shares      Common   Treasury    Retained     Unearned     Comprehensive
            In thousands              Issued  Outstanding   Stock      Stock     Earnings   Compensation   Income (loss)     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          49,090     48,821    $340,691   $(3,006)  $ 502,839      $(3,757)       $  5,050     $841,817
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
    Net loss                                                                      (64,446)                                  (64,446)
    Unrealized loss on securities
     (net of tax benefit of $2,997)                                                                             (5,411)      (5,411)
    Foreign currency translation
     (net of tax of $0)                                                                                         (1,515)      (1,515)
    Minimum pension liability (net
     of tax of $553)                                                                                               958          958
                                                                                                                         ----------
    Total comprehensive loss                                                                                                (70,414)
Cash dividends                                                                    (16,975)                                  (16,975)
Distribution of Ascent Entertainment
  Group Inc., shares                                                             (194,633)                                 (194,633)
Stock awards and options, 401(k)
 and employee stock purchase plan      1,027      1,155      24,296     1,248                     (982)                      24,562
Other                                     80         80       1,914                                                           1,914
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          50,197     50,056     366,901    (1,758)    226,785       (4,739)           (918)     586,271
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                                     26,417                                    26,417
    Unrealized gain on securities
     (net of tax of $5,985)                                                                                     11,072       11,072
    Foreign currency translation
     (net of tax of $3,158)                                                                                    (14,380)     (14,380)
    Minimum pension liability (net
     of tax benefit of $1,414)                                                                                  (2,319)      (2,319)
                                                                                                                         ----------
    Total comprehensive income                                                                                               20,790
Cash dividends                                                                    (10,393)                                  (10,393)
Stock awards and options, 401(k)
 and employee stock purchase plan      2,474      2,535      62,232    (1,351)                      87                       60,968
Other                                     42         42       1,404                                                           1,404
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          52,713     52,633     430,537    (3,109)    242,809       (4,652)         (6,545)     659,040
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
    Net loss                                                                       (2,566)                                   (2,566)
    Unrealized loss on securities
     (net of tax benefit of $5,626)                                                                            (10,626)     (10,626)
    Foreign currency translation
     (net of tax benefit of $894)                                                                              (51,636)     (51,636)
    Minimum pension liability (net
     of tax of $337)                                                                                               554          554
                                                                                                                         ----------
    Total comprehensive loss                                                                                                (64,274)
Cash dividends                                                                    (10,562)                                  (10,562)
Stock awards and options, 401(k)
 and employee stock purchase plan        637        453      16,538    (5,882)                   1,848                       12,504
Other                                     37         37         997                                                             997
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          53,387     53,123    $448,072   $(8,991)  $ 229,681      $(2,804)       $(68,253)    $597,705
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation. Accounts of COMSAT Corporation and its majority-owned subsidiaries (COMSAT or the corporation) have been consolidated. Significant intercompany transactions have been eliminated. Investments in nonconsolidated affiliates (20% - 50% owned companies) are accounted for using the equity method of accounting. Equity in the net income (loss) of the nonconsolidated affiliates is reported in "Other income (expense), net" on the income statement.

     The corporation has consolidated its shares of the accounts of the International Telecommunications Satellite Organization (INTELSAT) and, prior to 1999, its shares of the accounts of the International Mobile Satellite Organization (Inmarsat). Inmarsat completed its privatization on April 15, 1999. As a result, the corporation now uses the equity method of accounting to report its 22.2% ownership in the privatized Inmarsat. As of December 31, 1999, the corporation owned 20.4% of INTELSAT. The corporation's ownership interests in INTELSAT and Inmarsat prior to 1999 are based primarily on the corporation's usage of these systems.

     Prior to 1999, the corporation consolidated its share of the accounts of Inmarsat and reported its share of Inmarsat's revenues (net of space segment costs paid to Inmarsat), cost of services, depreciation and amortization and interest costs in the respective categories of the income statement. The corporation now reports its proportionate share of Inmarsat's net operating results using the equity method of accounting. Space segment charges paid to Inmarsat are now reported in cost of services. The corporation also reclassified Inmarsat related amounts from property and equipment, current maturities of long-term debt, due to related parties and long-term debt to form its investment in Inmarsat.

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

     Other Assets. The cash surrender values of life insurance policies totaling $19,898,000 and $87,589,000 at December 31, 1999 are included in "Other current assets" and "Other assets," respectively. At December 31, 1998, cash surrender values of life insurance policies of $97,529,000 were reported in "Other assets." "Other income (expense), net" on the income statement includes $3,983,000, $3,185,000 and $3,379,000 from the increases in the cash surrender values of these policies in 1999, 1998 and 1997, respectively.

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

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement by one year, to June 15, 2000. The corporation will adopt SFAS No. 133 in the first quarter of 2001 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.

2.   AGREEMENT AND PLAN OF MERGER WITH LOCKHEED MARTIN CORPORATION

     On September 18, 1998, COMSAT entered into an Agreement and Plan of Merger with Lockheed Martin Corporation. Under the terms of the merger agreement, Lockheed Martin has agreed to acquire all of COMSAT's outstanding common stock in a two-step transaction.

     The first step of the transaction, a tender offer to purchase up to 49% of the COMSAT common stock at $45.50 per share in cash, was completed on September 18, 1999. As a result, Lockheed Martin now owns approximately 49% of COMSAT's common stock.

     The merger agreement also provides that, as soon as practical after satisfaction of required closing conditions, COMSAT will be merged with a subsidiary of Lockheed Martin. In the merger, each remaining outstanding share of COMSAT common stock will be converted into the right to receive one share of common stock of Lockheed Martin. The exchange ratio in the merger is subject to adjustment in the event of changes in the capitalization of Lockheed Martin.

     Significant conditions to the consummation of the merger include: the amendment of the Communications Satellite Act of 1962 and the receipt of the approvals of the FCC and other governmental authorities required for the consummation of the merger. In March 2000, Congress passed and the President signed the Open Market Reorganization for the Betterment of International Telecommunications Act (commonly referred to as the "ORBIT Act"). The ORBIT Act amends the Satellite Act and repeals upon enactment the special restrictions on the ownership of COMSAT common stock. The legislation will permit the merger with Lockheed Martin to be completed following receipt of the remaining required regulatory approvals. In addition, the obligations of Lockheed Martin to consummate the Merger are subject to there not being any fact or circumstance that would reasonably be expected to have a significant adverse effect on COMSAT.

     In connection with the merger agreement, the parties also entered into several related agreements. COMSAT entered into a shareholders agreement with Lockheed Martin, pursuant to which, following consummation of the tender offer, three individuals selected by Lockheed Martin, two of whom previously served on the Board of Directors of COMSAT, were designated Lockheed Martin directors and appointed to certain committees of the Board. Under the shareholders agreement, COMSAT also agreed not to amend or repeal the provisions of its bylaws that permit any three directors to call a special meeting of the Board of Directors or otherwise amend its articles of incorporation or bylaws in a manner that would adversely affect the rights of Lockheed Martin under the transaction documents. The shareholders agreement also provides that, in the event that the merger is not consummated, COMSAT will cause its Board of Directors to amend COMSAT's articles of incorporation to eliminate certain transfer restrictions that would otherwise apply to Lockheed Martin and to recommend the amendment to shareholders for their approval. The shareholders agreement also places restrictions on Lockheed Martin with respect to the divesture of its COMSAT common stock.

     In addition, COMSAT and Lockheed Martin entered into a registration rights agreement, pursuant to which, if the merger is not consummated, Lockheed Martin will have demand and piggy-back registration rights to cause COMSAT to register the shares of COMSAT common stock that it holds.

     COMSAT also entered into a carrier acquisition agreement with Lockheed Martin, pursuant to which a subsidiary of COMSAT was merged with a subsidiary of Lockheed Martin to facilitate consummation of the tender offer. COMSAT received cash of $10,100,000, which equaled the book value of the subsidiary, COMSAT Government Systems, Inc.

     In connection with the merger agreement, COMSAT adopted a retention bonus plan. The retention bonus plan generally provides retention bonuses to key employees who remain employed by COMSAT or who incur a defined termination of employment through specified dates subsequent to September 18, 1998. Merger costs include compensation expense associated with the retention bonus plan, investment banking fees and fees for other professional services related to the merger.

3.   RECEIVABLES

     Receivables consisted of:

     In thousands                                 1999       1998
     --------------------------------------------------------------
     Commercial receivables                     $100,202   $108,738
     Receivables under long-term contracts:
       U.S. Government:
          Amounts billed                           8,573      7,375
          Unbilled costs and accrued profits      10,868      9,505
       Commercial customers:
          Amounts billed                           9,731      5,177
          Unbilled costs and accrued profits       6,602      2,675
     Related party receivables                    16,337      4,836
     Other                                        13,046      9,869
                                                -------------------
     Total                                       165,359    148,175
     Less allowance for doubtful accounts        (15,386)   (17,123)
                                                -------------------
     Net                                        $149,973   $131,052
                                                ===================

     Unbilled amounts represent accumulated costs and accrued profits that will be billed at future dates in accordance with contract terms and delivery schedules. The 1999 unbilled receivables are expected to be billed within one year.

     In January 1997, the corporation sold its 19.66% interest in Philippine Global Communications, Inc. (PhilCom) for cash and a collaterized note receivable totaling $34,292,000. In February 2000, the note was amended so that the balance would be paid in installments with interest through December 15, 2000. At December 31, 1999, the note balance of $6,854,000 is included in "Other" in the table above.

4.   PROPERTY AND EQUIPMENT

     Property and equipment includes the corporation's shares of INTELSAT (for both 1999 and 1998) and Inmarsat (for 1998) property and equipment.

     In thousands                                      1999          1998
     -----------------------------------------------------------------------
     Property and equipment at cost:
       Satellites                                  $ 1,547,248   $ 1,643,145
       Furniture, fixtures and equipment               355,283       696,602
       Buildings and improvements                      105,743       107,772
       Land                                              4,468         3,246
                                                   -------------------------
       Total                                         2,012,742     2,450,765
       Less accumulated depreciation                (1,209,924)   (1,298,336)
                                                   -------------------------
       Net, in service                                 802,818     1,152,429
     Property and equipment under construction:
       INTELSAT satellites                              94,312        37,393
       Other                                            15,345        19,640
                                                   -------------------------
       Total                                       $   912,475   $ 1,209,462
                                                   =========================

     Satellites include construction costs, launch costs, direct development costs, insurance costs, satellite performance incentive payments and capitalized interest. Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment generally are: satellites, 10 to 16 years; furniture, fixtures and equipment, 3 to 15 years; buildings and improvements, 3 to 40 years.

     Change in Depreciable Lives of Satellites. Effective July 1, 1999, the corporation extended the depreciable lives of certain INTELSAT satellites by two to three years to reflect the current estimated useful lives of those satellites. This change in estimate had the effect of decreasing depreciation expense in 1999 by $10,467,000 and the net loss by $6,568,000 ($0.12 per share).

     Change in Satellite Accounting Policies. Effective January 1, 1998, the corporation changed its accounting policy with respect to the cost of satellites lost at launch or in orbit. Such costs will be expensed in the period in which the satellite is lost at launch or experiences a total failure in orbit. Previously, the cost of failed satellites was amortized over their original useful lives. Partial in-orbit failures will be evaluated for impairment according to the provisions of SFAS No. 121. Also effective January 1, 1998, the corporation changed its accounting policy with respect to satellite performance incentive payments paid to manufacturers to capitalize the net present value of such costs as a component of the cost of the satellite. Previously, certain of these payments were expensed as paid. These changes did not have a material effect on the corporation's financial statements.

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

     Sale of Land. In September 1997, COMSAT sold its Clarksburg, Maryland office building and the surrounding land for $45,750,000 in an all-cash transaction. A gain of $7,261,000 was recognized on the sale of land and is reported in "Other income (expense), net" on the income statement. The corporation also entered into a 10-year lease agreement with the new owner to continue occupying the office building, which principally houses COMSAT Laboratories. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The sale-leaseback of the office building has been accounted for as a financing due to COMSAT's continuing involvement as the lessor of floor space in the building to non-COMSAT tenants. As a result, the historical cost of the building remains in property and is being depreciated over the 10-year lease term.

     A financing obligation of $36,219,000, representing the proceeds received for the building, was recorded at the time of sale. This obligation is being amortized as the lease payments are made. The net present value of this obligation at December 31, 1999 totals $31,534,000, of which $2,592,0000 is reflected in "Accounts payable and accrued liabilities" and the remainder in "Other long-term liabilities."

     At December 31, 1999, the future lease payments pursuant to the sale-leaseback are $5,273,000 in 2000, $5,418,000 in 2001, $5,567,000 in 2002,
     $5,720,000 in 2003, $5,877,000 in 2004 and $16,992,000 thereafter.

5.   INVESTMENTS

     Investments as of December 31, 1999 and 1998 are as follows:

                                                        Unrealized
                                                         Holding
     In thousands                               Cost       Gain      Total
     -----------------------------------------------------------------------
     1999
     ----
     Available-for-sale equity securities     $  2,507     $ 3,431  $  5,938
                                            --------------------------------
     Equity investees:
          Inmarsat                             169,474           -   169,474
          Other                                  1,142           -     1,142
                                            --------------------------------
          Total                                170,616           -   170,616
                                            --------------------------------
     Cost investments:
          New Skies                            147,507           -   147,507
          Other                                  9,561           -     9,561
                                            --------------------------------
          Total                                157,068           -   157,068
                                            --------------------------------
     Total                                     330,191       3,431   333,622
     Less current portion                        2,507       3,431     5,938
                                            --------------------------------
     Total                                    $327,684           -  $327,684
                                            ================================

                                                        Unrealized
                                                         Holding
     In thousands                               Cost       Gain      Total
     -----------------------------------------------------------------------
     1998
     ----
     Available-for-sale equity securities:
          ICO                                 $ 41,189     $ 1,239  $ 42,428
          Other                                  6,376      18,444    24,820
                                            --------------------------------
          Total                                 47,565      19,683    67,248
                                            --------------------------------
     Cost investments:
          New Skies                            145,298           -   145,298
          ICO                                   29,484           -    29,484
          Other                                  6,587           -     6,587
                                            --------------------------------
          Total                                181,369           -   181,369
     Equity investees                              447           -       447
                                            --------------------------------
     Total                                    $229,381     $19,683  $249,064
                                            ================================

     Summarized Financial Information. Summarized financial information for the corporation's nonconsolidated affiliates (Inmarsat Holdings - 22.2%, COMSAT Max Limited - 49% and Rock Spring II Limited Partnership - 50%), primarily Inmarsat, accounted for by the equity method, is set forth below. The corporation's equity in the net loss of these nonconsolidated affiliates was $16,202,000 in 1999.


     Summarized balance sheet information at December 31, 1999:

     In thousands                  1999
     -------------------------------------
     Current assets             $  263,242
     Non current assets            911,346
                              ------------
     Total assets               $1,174,588
                              ============

     Current liabilities        $  177,228
     Non current liabilities       361,333
                              ------------
     Total liabilities          $  538,561
                              ============

     Summarized income statement information for year ended December 31, 1999:

     In thousands          1999
     ----------------------------
     Revenues            $432,173
     Operating income     138,606
     Net loss             (45,312)

     New Skies. Effective November 30, 1998, INTELSAT transferred five operational satellites to New Skies Satellites N.V. New Skies is a commercial company which was created by INTELSAT.

     As a result of INTELSAT's transfer of the satellites, plus working capital, the corporation reclassified $146,826,000 from property and equipment, $2,711,000 from other cost investments and $4,239,000 from liabilities to establish its $145,298,000 investment in New Skies in 1998. As of December 31, 1999, the corporation owned directly 16.6% of New Skies and accounts for this investment using the cost method.

     If New Skies had been formed as of January 1, 1998, and if the satellites had been transferred to New Skies at that time, the corporation's unaudited proforma consolidated revenues, operating income and net income for 1998 would have been $597,330,000, $56,713,000 and $24,868,000, respectively.

     ICO. ICO Global Communications (Holdings) Limited filed for Chapter 11 bankruptcy on August 27, 1999. During the third quarter of 1999, the corporation wrote-off its 1.6% direct ownership interest in ICO of $35,985,000. In addition, the corporation had an indirect investment of $34,650,000 in ICO through its investment in Inmarsat, which is also an ICO shareholder. Inmarsat also subsequently wrote-off its investment in ICO, and in the fourth quarter of 1999 the corporation recognized the loss as part of its share of Inmarsat's net results.

     In December 1998, ICO paid the corporation $4,500,000 to settle a dispute between the two companies. In exchange for this payment, the corporation transferred operation of ICO's Satellite Access Node facility in the United States back to ICO and waived the non-exclusive distribution rights it received under its 1995 stock subscription agreement with ICO. Net of costs associated with transferring the facility, the corporation recognized income of $4,303,000 from the settlement in 1998. This income is recorded in "Other income (expense), net" on the income statement.

     Realized Gains (Losses). The corporation realized gains of $29,701,000, $14,635,000 and $1,987,000 from the sale of investments during 1999, 1998 and 1997, respectively. In 1998, the corporation also wrote-off a $1,950,000 investment accounted for using the cost method. These amounts are reported in "Other income (expense), net" on the income statement.

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

7.   DISCONTINUED OPERATIONS

     The corporation began accounting for Ascent Entertainment Group, Inc., its former entertainment subsidiary, and substantially all of the assets and operations of COMSAT RSI, Inc. (CRSI), its former manufacturing subsidiary, as discontinued operations in the second quarter of 1997.

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

     Prior to being accounted for as a discontinued operation, Ascent reported revenues of $177,481,000 and a loss from operations of $17,779,000 (net of a $5,047,000 tax benefit) in 1997. The loss on disposal of Ascent in 1997 was $11,289,000 (including a tax expense of $2,194,000).

     COMSAT RSI, Inc. On February 25, 1998, the corporation sold substantially all of the assets of CRSI Acquisition, Inc., d/b/a COMSAT RSI Jefa Wireless Systems (JEFA), a wholly-owned subsidiary of CRSI engaged in the wireless communications integration and intelligent transportation systems business. Pursuant to the sale agreement, the corporation assigned to the buyer its rights in certain contracts and made a payment of $4,663,000 to the purchaser, net of a working capital adjustment at closing.

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

     COMSAT retained and is completing a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia. The corporation also has retained a claim against the prime contractor to recover $29,000,000 in costs incurred in performing the Green Bank contract, which are in excess of the original contract value. The prime contractor has filed a counterclaim seeking $13,141,000 in damages for delay. The claim and counterclaim are currently in arbitration. There can be no assurance that the corporation will be successful in collecting all or any portion of this claim, or that the corporation will prevail in defense of the counterclaim.

     Electromechanical Systems, Inc. (EMS) was excluded from the CRSI sale and retained by the corporation pending possible sale. Effective December 31, 1999, the corporation will report EMS in continuing operations since a sale has not been consummated. The estimated loss on disposal of CRSI in 1997 did not include an estimated loss on disposal for EMS. EMS' assets, revenues and income have not been material to the corporation's financial position or operating results. The corporation plans to continue to hold EMS for sale.

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

     Prior to being accounted for as a discontinued operation, CRSI reported revenues of $121,291,000 and income of $207,000 (net of a $46,000 tax expense) in 1997. The estimated loss on disposal of CRSI in 1997 was $60,207,000 (net of a $19,926,000 tax benefit).

     The net assets of CRSI remaining at December 31, 1999 and 1998 amounted to $10,493,000 and $15,016,000, respectively, and primarily consist of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for estimated loss on disposal. Of these amounts, $9,162,000 and $2,052,000 are reported in "Other assets" at December 31, 1999 and 1998, respectively.

8.   DEBT

     The corporation's capital and debt-financing activities are currently regulated by the FCC. The corporation is required to submit a capitalization plan to the FCC for review annually. Under existing FCC guidelines, the corporation is subject to a limit of $200,000,000 in short-term borrowings, a maximum long-term debt-to-total-capital ratio of 45% and a defined interest coverage ratio of 2.3 to 1. At December 31, 1999, the corporation was in compliance with those guidelines. We anticipate that, under the ORBIT Act, FCC regulation of our capital structure and the resulting capitalization requirements will be eliminated.

     Long-Term Debt. Long-term debt, including the corporation's share of INTELSAT and Inmarsat debt, at each year end consists of:

     In thousands                                          1999       1998
     -----------------------------------------------------------------------
     8.125% notes due 2004                               $ 70,475   $ 70,475
     8.95% notes due 2001                                  75,000     75,000
     6.75% INTELSAT Eurobonds due 2000                     29,758     26,980
     7.375% INTELSAT Eurobonds due 2002                    39,677     35,973
     8.375% INTELSAT Eurobonds due 2004                    39,677     35,973
     6.625% INTELSAT Asian bonds due 2004                  39,677     35,973
     8.125% INTELSAT Eurobonds due 2005                    39,677     35,973
     INTELSAT capital lease                                12,395          -
     Inmarsat lease financing obligations                       -     82,135
     Medium-term notes, 7.7%-8.66%, due 2006-2007          64,000     64,000
     Discounts on notes payable                              (571)      (688)
                                                         -------------------
     Total                                                409,765    461,794
     Less current portion                                    (786)   (14,962)
                                                         -------------------
     Total long-term debt                                $408,979   $446,832
                                                         ===================

     Maturities of long-term debt (excluding the 6.75% INTELSAT Eurobonds discussed below) over the next five years are $786,000 in 2000, $75,974,000 in 2001, $40,827,000 in 2002, $1,228,000 in 2003 and $150,793,000 in 2004.

     Commercial Paper. The corporation issues short-term commercial paper as needed with repayment terms of 90 days or less under a $140,000,000 program. The corporation had no borrowings at December 31, 1999 or 1998.

     Credit Facilities. The corporation has a $140,000,000 revolving credit agreement, which expires in December 2000 and provides a backup source of credit to the commercial paper program. There have been no borrowings under this agreement.

     INTELSAT Eurobonds. In January 2000, INTELSAT refinanced its 6.75% Eurobonds due 2000 with borrowings under its commercial paper program. INTELSAT also established the necessary credit facilities, through its revolving credit agreement, to refinance the commercial paper on a long-term basis. Therefore, the 6.75% Eurobonds remain classified in long-term debt at December 31, 1999 because it is INTELSAT's intent to refinance its commercial paper on a long-term basis.

     Early Extinguishment of Debt. The corporation repurchased $89,525,000 of its 8.125% notes and also $10,000,000 of its 7.7% medium-term notes with short-term debt in 1997. The early extinguishment of debt resulted in an extraordinary loss of $6,231,000 ($3,946,000 net of tax).

     Inmarsat Lease Financing Obligations. Inmarsat entered into capital lease agreements to finance the construction of its second- and third-generation satellites. The corporation's share of these lease obligations is included in long-term debt at December 31, 1998.

     Financial Instruments. The fair value of long-term debt (excluding capitalized leases) shown below was estimated by obtaining a yield-adjusted price for each obligation from an investment banker. The fair value of the Monthly Income Preferred Securities was determined by using the quoted market price. The fair values of the corporation's other financial instruments are approximately equal to their carrying amounts. The carrying amount and fair value at each year end are as follows:

                                                   1999                1998
                                          --------------------  ------------------
                                            Carrying    Fair    Carrying    Fair
                 In thousands                Amount    Value     Amount    Value
     -----------------------------------------------------------------------------
     8.125% notes due 2004                  $ 70,475  $ 70,528  $ 70,475  $ 77,971
     8.95% notes due 2001                     75,000    76,518    75,000    80,525
     INTELSAT bonds                          188,466   192,266   170,872   183,974
     Medium-term notes                        64,000    62,392    64,000    72,162
     Monthly income preferred securities     200,000   161,500   200,000   203,000

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

     The proceeds of the MIPS were loaned to COMSAT under the terms of a 8.125%, 30-year subordinated debenture agreement. This agreement allows COMSAT to extend the maturity of the debentures until 2044, provided that COMSAT satisfies certain financial covenants. The loan between the partnership and COMSAT has been eliminated in consolidation. The $200,000,000 of MIPS is shown on the corporation's consolidated balance sheet as "preferred securities issued by subsidiary." The dividends on these securities are recorded as minority interest expense of $16,250,000 in "Other income (expense), net" on the income statement for each of the three years ended December 31, 1999, 1998 and 1997.

10.  COMMITMENTS

     Property and Equipment. As of December 31, 1999, the corporation had commitments to acquire property and equipment totaling $226,755,000. Of this total, $204,440,000 is payable over the next three years. These commitments are related principally to the corporation's share of INTELSAT satellite acquisition programs.

     Leases. The corporation leases its headquarters building from a partnership in which the corporation owns a 50% interest. The initial term of the lease expires in 2008. In addition to lease payments, the corporation is responsible for taxes, insurance and maintenance of the building. The corporation also has leases of other property and equipment. Rental expense under operating leases was $8,668,000 in 1999, $7,579,000 in 1998 and $5,367,000 in 1997. The future rental payments under operating leases are $6,192,000 in 2000, $6,235,000 in 2001, $6,212,000 in 2002,
     $5,372,000 in 2003, $5,161,000 in 2004 and $12,528,000 thereafter.

     Space Segment. At December 31, 1999, the corporation's commitments for space segment capacity from Inmarsat, New Skies and other parties are $26,112,000 in 2000, $25,391,000 in 2001, $23,447,000 in 2002, $16,631,000
     in 2003, $13,362,000 in 2004 and $34,851,000 thereafter.

11.  REGULATORY ENVIRONMENT AND CONTINGENCIES

     Regulatory Environment. COMSAT is subject to regulation by the FCC, under the Communications Satellite Act and the Communications Act, with respect to various aspects of its COMSAT World Systems (CWS) and COMSAT Mobile Communications (CMC) businesses. FCC decisions and policies have had and will continue to have a significant impact on the corporation. In addition, the telecommunications companies which the corporation operates in various developing countries are subject to regulation by the local regulatory bodies in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies are developing, these companies face increasing business uncertainties that could have an adverse effect on their operations.

     In March 2000, Congress passed and the President signed the ORBIT Act. The ORBIT Act amends the Satellite Act and repeals upon enactment the special restrictions on the ownership of COMSAT common stock and FCC regulation of COMSAT's capital structure. The ORBIT Act also establishes deadlines for the privatization of INTELSAT and the completion of initial public offerings by INTELSAT, Inmarsat and New Skies, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for so-called "non-core" services. During the transition to privatization, the ORBIT Act also restricts INTELSAT, Inmarsat and New Skies from providing certain additional services. The ORBIT Act also codifies an FCC action taken in 1999 that permits U.S. users and telecommunications providers to acquire satellite capacity directly from INTELSAT without going through COMSAT ("Level 3" direct access). In addition, the ORBIT Act removes provisions of the Satellite Act providing for Presidentially-appointed COMSAT directors and removes COMSAT's immunity from suit in its capacity as an INTELSAT Signatory, subject to a limited exception for actions taken pursuant to U.S. Government instruction.

     Prior to passage of the ORBIT Act, the FCC adopted a new policy of direct access to INTELSAT in the United States. Specifically, the FCC authorized "Level 3" direct access. The FCC rejected requests to allow entities other than COMSAT to invest in INTELSAT proportionate to their usage, finding that the FCC lacked the authority under the Satellite Act to permit "Level 4" direct access. In addition, the FCC authorized COMSAT to file a tariff to charge all direct access users a surcharge to recover the costs incurred by COMSAT as signatory to INTELSAT. COMSAT's new direct access tariff became effective on December 6, 1999. Under the tariff, direct access users must pay COMSAT 5.58% of the rate the direct access users pay to INTELSAT for capacity ordered directly. The level of this surcharge will be reviewed in 2001, and the surcharge will be eliminated upon privatization of INTELSAT. The FCC also rejected claims that COMSAT's long-term carrier contracts should be subject to government abrogation under the "fresh look" doctrine, thus preserving COMSAT's backlog of contracted capacity commitments. Moreover, the FCC declined to pursue claims for "portability" of COMSAT's capacity to users.

     In April 1998, the FCC granted the corporation's petition to be deregulated and reclassified CWS as a "non-dominant" telecommunications carrier in its major markets. The FCC's decision eliminates rate-of-return restrictions, structural separation regulation and 14-day advance tariff notification in regard to approximately 90% of COMSAT's INTELSAT business. It also allows CWS to integrate earth station and space segment services, requiring only that COMSAT list those offerings separately in tariff filings at the FCC. In February 1999, the FCC further deregulated COMSAT by eliminating rate of return regulation on so-called "non-competitive thin routes" and occasional use "single carrier" markets. In its place, the FCC adopted an incentive-based price policy for COMSAT's provision of INTELSAT services in these markets. The FCC also adopted a procedure for reclassifying these markets as non-dominant as competition is introduced.

     Litigation. The corporation and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of their business. See Note 7 for a description of an arbitration proceeding related to the Green Bank contract to which the corporation is a party.
     The outcome of legal proceedings cannot be predicted with certainty. Based on currently available information, however, management does not believe that the outcome of any matter which is pending or threatened, either individually or in the aggregate, will have a material adverse effect on the long-term consolidated financial condition of the corporation. Nevertheless, the outcome of such matters could materially affect consolidated results of operations in a given year or quarter.

     In January 1999, the U.S. Department of Justice announced that it had joined a lawsuit filed by former employees of Electromechanical Systems, Inc. (EMS), a wholly-owned subsidiary of the corporation, under the qui tam provisions of the Civil False Claims Act. The corporation acquired EMS in 1994 as part of the corporation's acquisition of Radiation Systems, Inc. The lawsuit names EMS, the corporation and several current and former EMS employees and seeks potential damages estimated at up to $40,000,000. The Department of Justice has been granted a stay of the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa,
     Florida.   The corporation intends to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability, if any, that could result from any civil or criminal sanctions the government may seek. There can be no assurances, however, that any such liability would not be material.

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

     In response to a 1998 communication from an agency of the federal government regarding the corporation's compliance with export control laws, the corporation made a disclosure with respect to certain of its export licensing activities in 1998. In addition, the corporation has responded to a subpoena from a separate agency of the federal government requesting certain information in connection with a possible criminal investigation of the same matter. The corporation cannot predict at this time whether or to what extent the government may seek sanctions for any possible violations of the export control laws and, therefore, cannot predict the ultimate outcome of this matter or estimate the amount of liability, if any, that could result from any civil or criminal sanctions the government may seek. There can be no assurances, however, that any such liability would not be material.

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

     The balance of the components of accumulated other comprehensive income
     (loss), net of tax, at December 31, 1999 and 1998 are as follows:

     In thousands                       1999       1998
     ----------------------------------------------------
     Unrealized gain on securities    $  2,153   $ 12,779
     Foreign currency translation      (66,419)   (14,783)
     Minimum pension liability          (3,987)    (4,541)
                                    ---------------------
     Total                            $(68,253)  $ (6,545)
                                    =====================

     The unrealized gain on securities is net of reclassification adjustments of $12,373,000 and $1,707,000, net of tax, in 1999 and 1998, respectively, for net realized gains on securities included in net income (loss).

     Earnings Per Share. The following reconciliation presents the calculation of the corporation's basic and diluted earnings per share amounts:

     In thousands, except per share amounts          1999     1998     1997
     ------------------------------------------------------------------------
     Income (loss) from continuing operations
     before extraordinary item                   $ (2,566)   $26,417  $28,568
                                                 =========   =======  =======

     Basic:
       Weighted average shares outstanding          52,694    51,673   48,924
                                                 =========   =======  =======
         Per share                                 $ (0.05)  $  0.51  $  0.58
                                                 =========   =======  =======

     Assuming dilution:
       Weighted average shares outstanding          52,694    51,673   48,924
       Stock options                                     -     1,415      766
       Restricted stock awards and units                 -       195      313
                                                 ---------   -------  -------
         Total                                      52,694    53,283   50,003
                                                 =========   =======  =======
           Per share                               $ (0.05)  $  0.50  $  0.57
                                                 =========   =======  =======

     Stock Incentive Plans. The corporation has stock incentive plans that provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. A total of 6,620,000 shares of common stock may be granted under the current plans. As of December 31, 1999, 255,000 shares of the corporation's treasury stock and 6,365,000 unissued common shares were reserved for these plans. As of December 31, 1999, no stock appreciation rights were outstanding.

     Stock Options. Under the current plans, the exercise price for stock options may not be less than the fair market value of the stock when granted. Options generally vest over three years and expire after 10 to 15 years.

     Stock option activity was as follows:

Options in thousands                    1999      1998     1997
----------------------------------------------------------------
Outstanding at January 1                3,431     5,152    4,478
   Granted                                813       997      655
   Exercised                             (406)   (2,465)    (848)
   Canceled                              (182)     (253)    (283)
   Adjustment due to Ascent spinoff         -         -    1,150
                                     --------   -------  -------
Outstanding at December 31              3,656     3,431    5,152
Exercisable at December 31              2,097     1,709    3,300
Average price
   Outstanding at January 1            $21.46   $ 18.33   $22.20
   Granted                              29.30     31.14    25.01
   Exercised                            15.21     18.91    18.26
   Canceled                             28.77     20.75    18.68
   Adjustment due to Ascent spinoff         -         -    17.84
   Outstanding at December 31           23.54     21.46    18.33
   Exercisable at December 31           19.78     17.79    18.92

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $16.08, $12.72 and $6.89, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model assuming an expected option life of six years and the following weighted average assumptions:

     Per share          1999    1998    1997
     ---------------------------------------
     Dividend yield     0.61%   0.84%   3.29%
     Interest rate      5.18%   5.35%   6.47%
     Volatility        56.13%  36.82%  37.21%

     Stock options outstanding and exercisable at December 31, 1999, are as follows:

     In thousands, except per share amounts and years
     --------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                                  Options Exercisable
                               -----------------------------------------------        -----------------------------------
                                                       Weighted Average
                                           ------------------------------
       Exercise Price             Number          Remaining           Exercise           Number           Weighted Average
            Range              Outstanding      Term in Years           Price          Exercisable         Exercise Price
     ------------------       -------------     -------------        ---------        -------------       ----------------
     $ 4.81  -   $ 8.60               113               6.3             $ 7.06                 113                $ 7.06
      14.51  -    18.85               775               6.2              16.00                 775                 16.00
      20.05  -    29.90             1,877               8.1              23.98                 969                 21.28
      30.12  -    38.79               891               8.9              31.23                 240                 31.82
     ------------------       -------------     -------------        ---------        -------------       ----------------
       4.81  -    38.79             3,656               7.8              23.54               2,097                 19.78
     ==================       =============     =============        =========        =============       ================

     Restricted Stock Awards. Restricted stock awards are shares of stock that are subject to restrictions on their sale or transfer. In 1999, 1998 and 1997, 33,600, 30,800 and 152,470 "performance-based" restricted stock awards were granted, respectively. Grantees have record ownership of the underlying securities; however, all such securities are subject to forfeiture at the end of a two-year performance period. In addition to the two-year performance period, the awards are further subject to a three-year vesting schedule. The weighted average fair value at date of grant for restricted stock awards granted during 1999, 1998 and 1997 was $29.13, $30.81 and $23.71 per share, respectively, which in each case was equal to the market value of the common stock at the date of grant.

     The expected cost of all grants is amortized over the performance and vesting period. The expense (benefit) for all outstanding grants in 1999, 1998 and 1997 was $(80,000), $1,071,000 and $870,000, respectively.

     Restricted Stock Units. Restricted stock units entitle the holder to receive a combination of stock and cash equal to the market price of common stock for each unit, when vested. These units vest over three years. During 1999, 1998 and 1997, respectively, 22,000, 36,850 and 54,360 restricted stock units were granted. The weighted average fair value for the units granted during 1999, 1998 and 1997 was $29.34, $32.32 and $25.50 per unit, respectively, which in each case was equal to the market value of the common stock at the date of grant. Partially vested restricted stock units outstanding totaled 69,772 at December 31, 1999 and 80,036 at December 31, 1998. The cost of these awards is amortized to expense over the three-year vesting period. The expense (benefit) in 1999, 1998 and 1997 was $(30,000), $1,012,000 and $575,000, respectively.

     Employee Stock Purchase Plan. Employees may purchase stock at a discount through the corporation's Employee Stock Purchase Plan. The purchase price of the shares is the lower of 85% of the fair market value of the stock on the offering date, or 85% of the fair market value of the stock on the last business day of each month throughout the one-year offering period.

     The purchase price on the respective offering dates for calendar years 1999, 1998 and 1997, was $30.92, $19.76 and $21.36 (adjusted to $17.22 subsequent to the Ascent spinoff), respectively.

     There were 132,000 shares, 196,000 shares and 181,000 shares issued under this plan at weighted average prices of $23.45, $19.76 and $18.26 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, a total of 1,249,000 shares of the corporation's unissued common stock have been reserved for this plan.

     The weighted average fair value of the purchase rights granted pursuant to this plan in 1999, 1998 and 1997 was $11.94, $5.66 and $5.95, respectively.
     The fair value of each purchase right was estimated using the Black-Scholes model as of January 1 of each year assuming each plan year consisted of 12 one-month options and the following weighted average assumptions:

                Per share          1999    1998    1997
                ---------------------------------------
                Dividend yield     0.61%   0.84%   3.30%
                Interest rate      4.63%   5.56%   5.39%
                Volatility        55.79%  36.52%  35.79%

     Proforma Disclosures. Had stock-based compensation cost for the corporation's stock incentive plans been determined based on the fair value at the grant dates consistent with SFAS No.123, the corporation's income
     (loss) from continuing operations before extraordinary item and per share amounts would have been as follows for each year:

In thousands, except per share amounts                     1999       1998      1997
--------------------------------------------------------------------------------------
Income (loss) from continuing operations
before extraordinary item:
     As reported                                          $(2,566)   $26,417   $28,568
     Proforma                                              (7,945)    23,380    26,024
Earnings (loss) per common share - basic:
     As reported                                          $ (0.05)   $  0.51   $  0.58
     Proforma                                               (0.15)      0.45      0.53
Earnings (loss) per common share - assuming dilution:
     As reported                                          $ (0.05)   $  0.50   $  0.57
     Proforma                                               (0.15)      0.44      0.52

     The proforma effect on income (loss) from continuing operations before extraordinary item for such years is not representative of its effect for future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

13.  PENSION AND OTHER BENEFIT PLANS

     The corporation has a non-contributory, defined benefit pension plan for qualifying employees. Pension benefits are based on years of service and compensation prior to retirement. The components of net pension expense (benefit) for each year are:

     In thousands                                1999       1998       1997
     -----------------------------------------------------------------------
     Service cost                              $  2,972   $  2,401   $ 2,005
     Interest cost                                9,037      8,400     7,690
     Expected return on plan assets             (11,856)   (10,158)   (9,039)
     Amortization of transition asset                 -     (1,195)   (1,208)
     Amortization of prior service costs            363        382       386
                                             -------------------------------
     Net periodic pension expense (benefit)    $    516   $   (170)  $  (166)
                                             ===============================

     The following tables show a reconciliation of the changes in the pension plan's benefit obligation and fair value of the plan assets as well as the funded status of the plan as of December 31, 1999 and 1998:

     In thousands                                        1999       1998
     ------------------------------------------------  -------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                   $134,783   $119,826
     Service cost                                         2,972      2,401
     Interest cost                                        9,037      8,400
     Actuarial (gain) loss                              (14,401)     8,654
     Benefits paid from plan assets                      (4,941)    (4,498)
                                                       --------   --------
     Benefit obligation at December 31                 $127,450   $134,783
                                                       ========   ========

     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1            $167,605   $150,874
     Actual return on plan assets                        21,999     21,229
     Benefits paid from plan assets                      (4,941)    (4,498)
                                                       --------   --------
     Fair value of plan assets at December 31          $184,663   $167,605
                                                       ========   ========

     Funded status
     Funded status at December 31                      $ 57,213   $ 32,822
     Unrecognized gain                                  (62,762)   (38,218)
     Unrecognized prior service cost                        783      1,146
                                                       --------   --------
     Accrued pension liability                         $ (4,766)  $ (4,250)
                                                       ========   ========

     Assumed discount rate                                 7.75%      6.75%
     Assumed rate of compensation increase                 5.50%      5.50%
     Expected rate of return on pension plan assets        9.50%      9.00%


     Supplemental Executive Retirement Plan. The corporation's supplemental executive retirement plan is an unfunded defined benefit plan. The components of net pension expense under this plan for each year are:

     In thousands                              1999    1998    1997
     ---------------------------------------------------------------
     Service cost                             $  336  $  324  $  278
     Interest cost                             1,735   1,703   1,409
     Amortization of transition obligation       266     266     266
     Amortization of losses                    1,003     842     210
                                            --------  ------  ------
     Net periodic pension expense             $3,340  $3,135  $2,163
                                            ========  ======  ======

     The following tables show a reconciliation of the changes in the supplemental plan's benefit obligation and fair value of the plan assets as well as the funded status of the plan as of December 31, 1999 and 1998:

     In thousands                                         1999       1998
     ----------------------------------------------------------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                    $ 26,388   $ 21,193
     Service cost                                            336        324
     Interest cost                                         1,735      1,703
     Actuarial (gain) loss                                  (119)     4,895
     Benefits paid                                        (1,746)    (1,727)
                                                        --------   --------
     Benefit obligation at December 31                  $ 26,594   $ 26,388
                                                        ========   ========

     In thousands                                           1999       1998
     ----------------------------------------------------------------------
     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1             $      -   $      -
     Employer contributions                                1,746      1,727
     Benefits paid                                        (1,746)    (1,727)
                                                        --------   --------
     Fair value of plan assets at December 31           $      -   $      -
                                                        ========   ========

     Funded status
     Funded (unfunded) status at December 31            $(26,594)  $(26,388)
     Unrecognized loss                                     7,694      8,816
     Unrecognized transition obligation                      532        798
     Additional minimum liability                         (6,884)    (8,042)
                                                        --------   --------
     Total accrued liability                            $(25,252)  $(24,816)
                                                        ========   ========

     Intangible asset                                   $    532   $    798
     Amount recognized in accumulated
      other comprehensive income (loss)                 $  6,353   $  7,244

     Assumed discount rate                                  7.75%      6.75%
     Assumed rate of compensation increase                  5.50%      5.50%

     401(k) Plan. The corporation has a 401(k) plan for qualifying employees. A portion of employee contributions is matched by the corporation with shares of its common stock. The number of shares contributed to the plan and the expense recognized each year were as follows: 1999 - 72,000 shares ($2,034,000), 1998 - 68,000 shares ($2,186,000) and 1997 - 108,000 shares
     ($2,433,000).

     Post-retirement Benefits. The corporation provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service. The components of net post-retirement benefit expense for each year are:

     In thousands                             1999      1998      1997
     ------------------------------------------------------------------
     Service cost                           $ 1,165   $   895   $   666
     Interest cost                            2,469     2,252     1,877
     Amortization of net gains               (1,901)   (1,841)   (2,360)
                                          ---------   -------   -------
     Net post-retirement benefit expense    $ 1,733   $ 1,306   $   183
                                          =========   =======   =======

     The following tables show a reconciliation of the changes in the post-retirement plan's benefit obligation and fair value of the plan assets as well as the funded status of the plan as of December 31, 1999 and 1998:

     In thousands                                     1999       1998
     ------------------------------------------------------------------
     Reconciliation of benefit obligation
     Benefit obligation at January 1                $ 35,209   $ 28,890
     Service cost                                      1,165        895
     Interest cost                                     2,469      2,252
     Plan amendments                                  (1,332)      (573)
     Actuarial (gain) loss                            (2,375)     5,373
     Benefits paid                                    (1,581)    (1,628)
                                                    --------   --------
     Benefit obligation at December 31              $ 33,555   $ 35,209
                                                    ========   ========

     In thousands                                       1999       1998
     ------------------------------------------------------------------
     Reconciliation of fair value of plan assets
     Fair value of plan assets at January 1         $      -   $      -
     Employer contributions                            1,581      1,628
     Benefits paid                                    (1,581)    (1,628)
                                                    --------   --------
     Fair value of plan assets at December 31       $      -   $      -
                                                    ========   ========

     Funded status
     Funded (unfunded) status at December 31        $(33,555)  $(35,209)
     Unrecognized gain loss                           (3,830)    (1,455)
     Unrecognized gain from plan changes             (11,690)   (12,259)
                                                    --------   --------
     Accrued post-retirement benefit costs          $(49,075)  $(48,923)
                                                    ========   ========

     Assumed discount rate                              7.75%      6.75%
     Assumed rate of compensation increase              5.50%      5.50%

     An 8.0% increase in health care costs was assumed for 1999 with the rate decreasing 0.5% each year to an ultimate annual rate of 5.5%. A 1.0% change in the assumed health care cost trend rate would have the following impact on post-retirement benefit cost and obligation:

                                                                   1.0% Change
                                                               ------------------
     In thousands                                              Increase  Decrease
     --------------------------------------------------------  ------------------
     Effect on total service and interest cost
       component of post-retirement benefit cost               $    567   $  (448)
                                                               ========   =======

     Effect on the post-retirement benefit obligation            $4,098   $(3,239)
                                                               ========   =======


14.    INCOME TAXES

       Income (loss) from continuing operations before taxes and extraordinary item consisted of:

       In thousands       1999       1998       1997
       ----------------------------------------------
       United States    $ 19,081   $ 63,144   $47,927
       Foreign           (21,031)   (30,936)   (3,746)
                       ---------   --------   -------
       Total            $ (1,950)  $ 32,208   $44,181
                       =========   ========   =======

     The components of income tax expense on continuing operations are:

     In thousands                      1999       1998      1997
     ---------------------------------------------------------------
     Federal:
        Current                        $ 22,488   $ 6,914   $15,783
        Deferred                        (17,989)    1,962    (2,162)
        Investment tax credits (net)     (1,671)   (1,687)   (1,837)
     State and local                       (136)   (2,369)    1,487
     Foreign                             (2,076)      971     2,342
                                     ----------   -------   -------
     Total                             $    616   $ 5,791   $15,613
                                     ==========   =======   =======

     The difference between income tax expense computed at the statutory Federal tax rate and the corporation's effective tax rate is:

In thousands                                             1999      1998       1997
-----------------------------------------------------------------------------------
Federal income taxes computed at the statutory rate    $  (686)  $ 11,273   $15,463
Foreign losses                                           3,768      5,389     3,654
Investment tax credits (net)                            (1,671)    (1,688)   (1,837)
Adjustment to estimated income tax accruals                  -    (14,208)     (839)
State income taxes, net of federal income taxes           (212)    (1,569)      972
Life insurance (net)                                    (1,304)    (1,115)   (1,183)
Other non-deductible costs                               1,287      1,612       671
Merger costs                                             1,962      1,467         -
Impairment loss                                              -      4,900         -
Inmarsat equity rate differences                        (2,263)         -         -
Other                                                     (265)      (270)   (1,288)
                                                     ---------   --------   -------
Income tax expense                                     $   616   $  5,791   $15,613
                                                     =========   ========   =======

     The current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1999 and 1998 are:

     In thousands                             1999        1998
     ------------------------------------  ---------------------
     Current deferred tax asset            $  15,140   $   7,911
     Non-current deferred tax liability     (106,563)   (127,351)
                                           ---------   ---------
     Net liability                         $ (91,423)  $(119,440)
                                           =========   =========

     The deferred tax assets and liabilities at December 31, 1999 and 1998 are:

     In thousands                              1999        1998
     -------------------------------------  ---------------------
     Assets:
     Post-retirement benefits               $  23,451   $  23,425
     Accrued expenses                          39,985      42,787
     NOL carryforward                           7,634       9,818
     Long-term contract revenues                8,350       6,876
     Unrealized tax losses on securities       14,799           -
     Foreign tax credit carryforward                -       3,159
     Alternative minimum tax credit            31,346      31,454
     Other                                      4,050       4,954
                                            ---------   ---------
     Total deferred tax assets                129,615     122,473
                                            ---------   ---------

     Liabilities:
     Property and equipment                  (158,668)   (209,952)
     Unrealized gain on securities             (1,319)     (6,098)
     Foreign currency translation              (2,264)     (3,158)
     Basis in cost investment                 (21,155)    (22,705)
     Basis in equity investment               (37,632)          -
                                            ---------   ---------
     Total deferred tax liabilities          (221,038)   (241,913)
                                            ---------   ---------
     Net liability                          $ (91,423)  $(119,440)
                                            =========   =========

     In 1998 the corporation favorably resolved a state tax audit for the years 1992 through 1996 that allowed the corporation to reverse previously accrued interest costs of $1,720,000 and state taxes of $2,238,000. After federal taxes, the interest and state tax benefit increased net income in 1998 by $2,573,000.

     In addition in 1998, the corporation reversed previously accrued interest costs of $2,456,000 and taxes of $15,100,000 for the years 1990 through 1994 related to certain federal tax matters. Events during the third quarter of 1998 prompted the corporation to conclude that the amounts accrued were no longer required. The interest and tax benefit increased net income in 1998 by $16,633,000.

     The corporation and its subsidiaries are subject to, and are currently a party to, federal, state and foreign tax audits in the ordinary course of their business. The Internal Revenue Service (IRS) has completed examinations of the federal income tax returns of the corporation through 1994. The corporation is contesting adjustments proposed by the IRS on the 1990 through 1994 income tax returns. The corporation has also amended its returns and filed claims for refunds for 1979 through 1987, which the IRS has denied. In 1996, the corporation filed suit in a U.S. District Court seeking the refunds which the IRS denied. The suit remains pending and settlement discussions with the IRS and Department of Justice are at an advanced stage. In addition, the corporation is currently contesting a value-added tax assessment in Argentina and an import tax assessment in Brazil. The corporation is unable to predict the outcome of these matters or estimate the amount or timing of any settlement or tax liability that might result. In the opinion of the corporation, adequate provision has been made for income and other taxes for all periods through 1999.

15.  BUSINESS SEGMENT INFORMATION

     The corporation reports operating results and financial data in four segments: COMSAT World Systems (CWS), COMSAT Mobile Communications (CMC), International (CI) and Laboratories (Labs). CWS provides voice, data, Internet, video and audio communications services between the U.S. and other countries using the global satellite networks of INTELSAT and New Skies. CWS also includes the operating results of COMSAT Government Systems, Inc. through September 18, 1999, the date it was merged with a subsidiary of Lockheed Martin, COMSAT Digital Teleport, Inc. and COMSAT General Corporation, which provide various satellite and ground segment services to commercial and government customers. CMC provides voice, data, fax, telex and information services for ships, aircraft and land mobile applications throughout the world using the Inmarsat satellite system. Together, the CWS and CMC operating segments represent the corporation's Satellite Services business unit.

     International consists of activities undertaken by the corporation in its CI business. CI operates an integrated group of telecommunications companies that are engaged principally in providing individualized digital network solutions to business clients and carriers in high-growth emerging markets overseas.

     Labs consists of activities undertaken by the corporation in its COMSAT Laboratories business, which provides technical consulting services and develops advanced communications technologies and products for satellite access and networking applications.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The corporation evaluates the performance of its operating segments based on income (loss) before income taxes and interest costs, "Segment income
     (loss)." Summarized financial information concerning the corporation's reportable segments is shown in the following tables. The "Other" column includes the elimination of intersegment revenues, corporate related items, and interest costs, net of amounts capitalized. Corporate assets, primarily consisting of short-term investments, net assets of discontinued operations, property and cash surrender value of life insurance policies, are reported in the "Other" column. The operating segments' income (loss) and corporate related amounts equal the amount presented as income before taxes and extraordinary item in the consolidated income statements.

     CWS's segment income in 1998 includes a $4,303,000 gain from a settlement with ICO (see Note 5).

     CMC's segment loss in 1999 includes the $35,985,000 write-off of its direct investment in ICO and equity in the net loss of Inmarsat of $16,656,000, which includes CMC's share of Inmarsat's ICO write-off of $34,650,000 (see
     Note 5). CMC's total assets in 1999 include the $169,474,000 equity investment in Inmarsat.

     CI's segment loss in 1998 includes a $14,000,000, non-cash impairment loss on long-lived assets (see Note 6). CI's 1999 and 1998 segment loss includes realized gains of $25,671,000 and $14,635,000, respectively, from the sale of marketable equity securities.

                                       SATELLITE SERVICES
                                --------------------------------
In thousands                       CWS        CMC       TOTAL        CI        LABS      OTHER       TOTAL
------------------------------------------------------------------------------------------------------------
1999
Revenues:
     External customers          $341,154  $121,958   $  463,112  $108,365   $46,789   $      -   $  618,266
     Intersegment                   1,719     1,040        2,759       185     7,318    (10,262)           -
                               -----------------------------------------------------------------------------
     Total                        342,873   122,998      465,871   108,550    54,107    (10,262)     618,266
Segment income (loss)             137,068   (52,196)      84,872       142      (836)   (86,128)      (1,950)
Total assets                      816,444   278,372    1,094,816   253,008    21,235    282,665    1,651,724
Capital expenditures               76,195     8,770       84,965    36,334     2,141      4,860      128,300
Depreciation and amortization      98,304    19,736      118,040    40,561     1,309      4,877      164,787
------------------------------------------------------------------------------------------------------------

1998
Revenues:
     External customers          $301,781  $167,559   $  469,340  $113,106   $34,023   $      -   $  616,469
     Intersegment                   1,326     1,508        2,834       162     8,299    (11,295)           -
                               -----------------------------------------------------------------------------
     Total                        303,107   169,067      472,174   113,268    42,322    (11,295)     616,469
Segment income (loss)             113,110    31,864      144,974   (20,983)   (3,508)   (88,275)      32,208
Total assets                      784,192   454,696    1,238,888   342,704    13,454    195,752    1,790,798
Capital expenditures              129,497    28,646      158,143    61,727     1,266      3,593      224,729
Depreciation and amortization     112,283    64,148      176,431    38,675     1,214      3,563      219,883
------------------------------------------------------------------------------------------------------------

1997
Revenues:
     External customers          $285,179  $164,371   $  449,550  $ 88,550   $24,551   $      -   $  562,651
     Intersegment                   1,002     3,479        4,481     1,111    11,820    (17,412)           -
                               -----------------------------------------------------------------------------
     Total                        286,181   167,850      454,031    89,661    36,371    (17,412)     562,651
Segment income (loss)             102,646    23,854      126,500    (8,888)   (1,780)   (71,651)      44,181
Total assets                      761,338   509,504    1,270,842   322,704    14,133    287,096    1,894,775
Capital expenditures               88,120    54,457      142,577   114,110     1,173      1,639      259,499
Depreciation and amortization      97,821    57,204      155,025    25,623       991      2,567      184,206
------------------------------------------------------------------------------------------------------------


     Related Party Transactions. The corporation provides support services to INTELSAT, satellite capacity to Lockheed Martin and support services and satellite capacity to Inmarsat. The revenues from these services were $35,343,000 in 1999, $15,385,000 in 1998 and $16,364,000 in 1997. These
     revenues were recorded primarily in CWS, CMC and Labs.

     Major Customers. Revenues from three major customers contributed $226,776,000, $235,637,000 and $224,683,000 to the corporation's consolidated revenues in 1999, 1998 and 1997, respectively.

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

                                  Revenues
                      --------------------------------
     In thousands       1999       1998        1997
     -------------------------------------------------
     United States    $509,901  $  503,363  $  474,101
     Foreign           108,365     113,106      88,550
                      --------  ----------  ----------
     Total            $618,266  $  616,469  $  562,651
                      ========  ==========  ==========

                      Property and Equipment
                      --------------------------------
     In thousands         1999        1998        1997
     -------------------------------------------------
     United States    $716,917  $  954,953  $1,123,750
     Foreign           195,558     254,509     235,543
                      --------  ----------  ----------
     Total            $912,475  $1,209,462  $1,359,293
                      ========  ==========  ==========

16.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

In thousands, except per         1st                  2nd                  3rd                   4th               Total Year
 share amounts                 Quarter              Quarter              Quarter               Quarter
------------------------------------------------------------------------------------------------------------------------------------
1999:
Revenues                        $144,541             $155,925             $155,705              $162,095             $618,266
Operating income                  12,776 (1)           17,949 (1)           15,821 (1)            15,549 (1)           62,095
Net income (loss)                 12,026 (2)           11,969 (3)          (18,402) (4)           (8,159) (5)          (2,566)
Earnings (loss) per share:
    Basic                           0.23                 0.23                (0.35)                (0.15)               (0.05)
    Assuming dilution               0.22                 0.22                (0.35)                (0.15)               (0.05)
Dividends per share                 0.05                 0.05                 0.05                  0.05                 0.20
Stock price:
    High                              36  11/16            35  1/8              37  1/16              29  15/16            37  1/16
    Low                               27                   27  13/16            26  5/8               15  3/8              15  3/8
    Close                             28  15/16            32  1/2              29  5/8               19  7/8              19  7/8
-----------------------------------------------------------------------------------------------------------------------------------
1998:
Revenues                        $144,717             $151,045             $158,415             $162,292              $616,469
Operating income                  19,676               20,962                2,377  (7)          16,487  (9)           59,502
Net income                         3,850  (6)           4,074                6,569  (8)          11,924  (10)          26,417
Earnings per share:
    Basic                           0.08                 0.08                 0.13                 0.23                  0.51
    Assuming dilution               0.07                 0.08                 0.12                 0.22                  0.50
Dividends per share                 0.05                 0.05                 0.05                 0.05                  0.20
Stock price:
    High                              36                   42   3/4             36   7/8             39  5/8               42  3/4
    Low                               21   5/8             27   3/4             21   13/16           32  7/16              21  5/8
    Close                             34   7/16            28   5/16            35   1/4             36                    36
------------------------------------------------------------------------------------------------------------------------------------

    (1) Merger costs of $1,836,000, $2,057,000, $5,259,000 and $1,121,000 were incurred in the first through fourth quarters of 1999, respectively.
    (2) The first quarter of 1999 includes a pre-tax gain of $13,100,000 from the sale of a marketable equity security.
    (3) The second quarter of 1999 includes a pre-tax gain of $12,571,000 from the sale of a marketable equity security.
    (4) The third quarter of 1999 includes a pre-tax $35,985,000 write-off of the corporation's direct investment in ICO.
    (5) The fourth quarter of 1999 includes a pre-tax $34,650,000 loss from Inmarsat's write-off of its investment in ICO and a pre-tax gain of $2,922,000 from the sale of a marketable equity security.
    (6) The first quarter of 1998 includes the $1,950,000 non-cash write-off of an investment.
    (7) The third quarter of 1998 includes $3,500,000 of merger costs and a $14,000,000 non-cash impairment loss related to the write-down of long-lived assets.
    (8) The third quarter of 1998 includes a reversal of previously accrued interest costs and taxes totaling $19,206,000 net of tax, relating to the resolution of certain state and federal income tax matters.
    (9) The fourth quarter of 1998 includes merger costs of $2,025,000.
   (10) The fourth quarter of 1998 includes a pre-tax gain of $13,960,000 from the sale of a marketable equity security and income of $4,303,000 from a settlement with ICO.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant

                          DIRECTORS OF THE REGISTRANT

     The Satellite Act provided that COMSAT's Board of Directors was to consist of 15 directors, of whom 12 were to be elected annually by the shareholders for terms of one year and three were to be appointed by the President of the United States, with the advice and consent of the U.S. Senate, for terms of three years or until their successors have been appointed and qualified. The ORBIT Act, which was enacted into law in March 2000, repeals the provisions of the Satellite Act prescribing Presidentially-appointed directors. Prior to enactment of the ORBIT Act, COMSAT's Board of Directors consisted of 13 directors, as there were two vacancies pending Presidential appointment. The term of COMSAT's remaining Presidentially-appointed director expired upon enactment of the ORBIT Act. COMSAT's Board of Directors currently consists of 12 directors, all of whom were elected by shareholders.

     The following sets forth certain information concerning the directors of the Corporation.

BETTY C. ALEWINE, 51, has been President and Chief Executive Officer of COMSAT since July 1996. She was President, COMSAT International Communications from January 1995 to July 1996, and was President, COMSAT World Systems from May 1991 to January 1995. She joined COMSAT from MCI Communications Corporation in 1986 and has been a director of COMSAT since July 1996. She also is a director of New York Life Insurance Co., The Pittston Company, and the Cancer Research Foundation of America, a not-for-profit corporation. She is a member of the Inter-American Development Bank Advisory Council, the Business-Higher Education Forum and the American Institute of Aeronautics and Astronautics, as well as a Vice Chairman of the Kennedy Center Corporate Fund.

MARCUS C. BENNETT, 64, is a director of various organizations. He was Executive Vice President and Chief Financial Officer of Lockheed Martin from 1995 to January 1999 and is a director of Lockheed Martin. He has been a COMSAT director since August 1997. He also is a director of Carpenter Technology Corporation and Martin Marietta Materials, Inc. and a member of the board of directors of the Private Sector Council and the Georgia Tech Advisory Board.
Mr. Bennett has been appointed to the COMSAT Board by Lockheed Martin pursuant to the terms of the shareholders agreement. Lockheed Martin owns approximately 49% of COMSAT's common stock.

LUCY WILSON BENSON, 72, has been a director of various business, educational and nonprofit organizations since 1980. She was Under Secretary of State for Security Assistance, Science and Technology from 1977 to 1980. She has been a COMSAT director since September 1987. She also is a director or trustee of funds of The Dreyfus Corporation, and is Vice Chairperson of the Atlantic Council of the U.S. She also is a trustee of the Alfred P. Sloan Foundation, Lafayette College and the Citizens Network for Foreign Affairs.

EDWIN I. COLODNY, 73, has been Chairman of the Board of COMSAT since April 1997 and a director since May 1992. He was Chairman of US Airways Group, Inc. and of its subsidiary, US Airways, Inc., a commercial airline company, from 1978 until July 1992 and was a director of both corporations until May 1997. He was Chief Executive Officer of US Airways Group from 1983 to June 1991 and of its subsidiary, US Airways, Inc., from 1975 to June 1991. He has served as counsel to the Washington, D.C. law firm of Paul, Hastings, Janofsky and Walker since September 1991.

NEAL B. FREEMAN, 59, has been Chairman and Chief Executive Officer of The Blackwell Corporation, a television production and distribution company, since 1981. He was a Presidentially-appointed COMSAT director from November 1983 to September 1988 and has been an elected director since May 1991. He also is Chairman of Foundation Management Institute and a director of GRC International, Inc. and National Review, Inc.

CALEB B. HURTT, 68, is a director or trustee of various organizations. He was President of Martin Marietta Aerospace from 1982 to 1987 and then President and Chief Operating Officer of Martin Marietta Corporation from 1987 through 1989. He has been a COMSAT director since May 1996. He also is a director of Lockheed Martin and has served as Chairman of the Board of Governors of the Aerospace Industries Association, as Chairman of the NASA Advisory Council, as Chairman of the Federal Reserve Bank, Denver Branch, and as Vice Chairman of the Board of Trustees of Stevens Institute of Technology. Mr. Hurtt has been appointed to the COMSAT Board by Lockheed Martin pursuant to the terms of the shareholders agreement. Lockheed Martin owns approximately 49% of COMSAT's common stock.

PETER W. LIKINS, 63, has been President of The University of Arizona since October 1997. He was President of Lehigh University from 1982 to September 1997, Provost of Columbia University from 1980 to 1982 and Professor and Dean of the Columbia University School of Engineering and Applied Science from 1976 to 1980. He has been a COMSAT director since September 1987. He also is a director or trustee of Parker Hannifin, Inc., Consolidated Edison, Inc. and the University Medical Center in Tucson, Arizona.

LARRY G. SCHAFRAN, 61, has been the Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm, since 1984. He was Chairman of the Executive Committee of Dart Group Corporation from 1994 to October 1997 and a director of Dart from 1993 to October 1997. He has been a COMSAT director since August 1997. He also is a director of PubliCARD, Inc., Tarragon Realty Investors, Inc., Discovery Zone, Inc., Kasper A.S.L., Ltd., Banyon Strategic Realty Trust and Chairman of the Board of Directors of Delta-Omega Technologies, Inc.

ROBERT G. SCHWARTZ, 71, is a director or trustee of various business organizations. He was Chairman of the Board, President and Chief Executive Officer of Metropolitan Life Insurance Co. (MetLife) from September 1989 to March 1993 and remains a director of MetLife. He was Chairman of the Board of MetLife from February 1983 to September 1989. He has been a COMSAT director since May 1986. He also is a trustee of Consolidated Edison Company of New York, Inc. and a director of Lowe's Companies, Inc., Potlatch Corporation and the Horatio Alger Association for Distinguished Americans.

JOHN V. SPONYOE, 61, is the Chief Executive Officer of Lockheed Martin Global Telecommunications, a wholly owned subsidiary of Lockheed Martin Corporation that was formed in August 1998. He was President of Lockheed Martin's Electronics Platform Integration (EPI) Group from April 1997 to August 1998 and was elected a corporate vice president by the Lockheed Martin board of directors in January 1997. Mr. Sponyoe joined Lockheed Martin in April 1996 when Lockheed Martin acquired Loral Federal Systems Owego, of which he was President. Mr. Sponyoe joined Loral Corporation in March 1994 when Loral Corporation acquired IBM Corporation's Federal Systems Division (FSD) Owego facility, of which he was Vice President and General Manager. Mr. Sponyoe has been appointed to the COMSAT Board by Lockheed Martin pursuant to the terms of the shareholders agreement. Lockheed Martin owns approximately 49% of COMSAT's common stock.

KATHRYN C. TURNER, 52, is the Chairperson and Chief Executive Officer of Standard Technology, Inc., a high-technology, engineering and systems integration firm. She previously has been appointed by the President to serve on the President's Export Council, the Eximbank Advisory Committee, and the Commission on the Future of Worker-Management Relations and by the Secretary of Defense to the Defense Policy Advisory Committee on Trade. She has been a COMSAT director since August 1997. She also is a director of Phillips Petroleum Company and Carpenter Technology Corporation.

GUY P. WYSER-PRATTE, 59, is President of Wyser-Pratte & Co., Inc. and Wyser-Pratte Management Co., Inc. He has been a COMSAT director since August 1997.
He also is a director of the International Rescue Committee, a non-governmental international refugee organization, a member of the Council on Foreign Relations and a trustee of the U.S. Marine Corps University Foundation.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

-----------------------------------------------------------------------------
Name                                          Title                      Age*
-----------------------------------------------------------------------------
Betty C. Alewine          President and Chief Executive Officer           51
Edward E. Berger          Treasurer                                       42
Allen E. Flower           Vice President and Chief Financial Officer      56
Alan G. Korobov           Controller                                      51
John H. Mattingly         President, COMSAT Satellite Services            49
Benjamin A. Pontano       President, COMSAT Laboratories                  56
James J. Welch            President and General Manager, COMSAT           55
                          International
Warren Y. Zeger           Vice President, General Counsel and Secretary   52
-----------------------------------------------------------------------------
*As of March 1, 2000.

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

     Mr. Flower has been Vice President and Chief Financial Officer since November 1995. From November 1995 to September 1996, he was also Acting Treasurer. He was Controller and Acting Chief Financial Officer from April 1995 through November 1995 and Controller from June 1992 to May 1995. He also is a director of Calian Technology Ltd.

     Mr. Korobov has been Controller since November 1995. He was Vice President, Finance for COMSAT Mobile Communications from January 1993 to September 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Form 3 for Mr. John V. Sponyoe, a director of COMSAT, was filed approximately one month after he became a director.

Item 11:  Executive Compensation

                             DIRECTORS COMPENSATION

Generally

     Directors, other than the Chairman of the Board and the President and Chief Executive Officer, currently receive an annual retainer of 1,000 shares of COMSAT's common stock payable at the first meeting of the Board of Directors after the annual meeting of shareholders. Those directors also receive a fee of $1,000 per meeting for attending meetings of the Board of Directors, meetings of committees of the Board of Directors or meetings held pursuant to a special assignment. For service as chair of a committee of the Board of Directors, a director receives an annual retainer of $3,000 paid in quarterly installments. The President and Chief Executive Officer does not receive separate compensation for service as a director. Executive compensation is described in the section entitled "Executive Compensation."

     Under the Non-Employee Directors Stock Plan, a non-employee director may elect to defer receipt of the annual stock retainer and instead receive phantom stock units. Phantom stock units are held in an account for each director pending retirement or termination of service on the Board of Directors. Upon payment of a dividend on COMSAT common stock, an equivalent dollar amount is converted to phantom stock units, based on the fair market value of the stock on the dividend payment date, and credited to the director's account. The phantom stock units increase or decrease in value based on an equivalent number of shares of COMSAT common stock. Upon retirement or termination of service, or in the event of a change in control, a director receives payment in shares of COMSAT common stock equal to the number of phantom stock units credited to the director's phantom stock unit account. See "Non-Employee Directors Stock Plan."

Chairman of the Board

     The Chairman of the Board receives annual cash compensation for service as Chairman. Prior to August 1999, Mr. Colodny received $215,000 per year. Effective August 1, 1999, this amount was increased to $245,000. The Chairman may elect to receive all or a portion of this annual cash compensation in the form of COMSAT common stock or stock options, on the following terms:

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

 . the exercise price per share of options granted pursuant to the Chairman's election to receive options is the fair market value of a share of stock on the date of grant; and

 . each option expires 10 years from the date of grant and is exercisable for half of the shares covered by the option six months after the date of grant and for the remaining half of the shares one year after this date.

          For 1999, Mr. Colodny elected to receive $100,000 of the annual cash compensation payable to him as Chairman in stock. Pursuant to his election, he was granted 2,756 shares of common stock determined in the manner described above.

Directors and Executives Deferred Compensation Plan

          Under the Directors and Executives Deferred Compensation Plan, a non-employee director may elect to defer payment of all or part of the cash retainer and fees which the director is entitled to receive. Amounts deferred are credited with interest and are paid out after the director retires from the Board of Directors. The payment may take the form of a lump sum or up to 15 annual installments beginning not later than age 73. If the director dies, the accumulated deferrals are paid to the director's beneficiary.

For 1999:

 . the interest crediting rate was prime plus 1% for amounts deferred after 1996, 12.75% for amounts deferred from February 1994 to December 1996 and 12.86% for amounts deferred prior to that period under the plan; and

 . the aggregate amount of interest accrued in respect of amounts deferred by participating directors (11 persons) was $453,835.

          In 1991, each director at that time serving on the Board of Directors and participating in the plan was given an election to receive his account balance as of March 31, 1991, together with interest accumulated on such balance to a date in 2000, in a lump sum in 2000 to the extent that these amounts were not previously distributed. This payment is made only if, in 2000, such director is an active director or a retiree receiving installment payments. If a director who has made such an election dies, the payment will be made to the beneficiary of this director if this beneficiary is then receiving the installment payments. The lump sum payment will be offset against the amounts otherwise payable to the director or beneficiary under the plan.

          In 1992, the plan was amended to provide for an additional lump sum payment election for any additional amounts deferred under the plan from April 1, 1991 through March 31, 1992, together with interest accumulated on such amounts to a date in 2001, with payment of the lump sum to be made in 2001.

          In September 1998, the plan was amended to provide that if the plan is terminated, each participant will be paid the full amount of his account in accordance with the terms of the plan and the participant's elections.

Split Dollar Life Insurance Plan for Directors

          Under the Split Dollar Life Insurance Plan for Directors, COMSAT provides death benefits through split dollar life insurance policies to non-employee directors as follows:

 . $50,000 for each year or partial year of his or her service on the Board of Directors until the benefit reaches $200,000;

 . payments increased by 5.5% for each additional year of service on the Board of Directors to age 72 (this increased coverage does not apply to Presidentially-appointed directors); and

 . coverage continues after retirement from the Board of Directors.

  For 1999, the aggregate value of split dollar life insurance premiums paid for the benefit of all covered directors was $101,519.

Non-Employee Directors Stock Plan

          Under the Non-Employee Directors Stock Plan, in April of each year COMSAT grants to each non-employee director an option to purchase shares of common stock. These grants are only given to those non-employee directors who were also serving on the date of the annual meeting of shareholders for the prior year. Options have specific terms, as follows:

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

 . all options granted before 1998 under the plan are currently exercisable; and

 . for options granted after 1995, each option becomes exercisable for 2,481 shares one year after the date of grant and for the remaining 2,480 shares two years after the date of grant.

  All data related to shares of common stock, options to purchase shares of common stock and share prices prior to June 27, 1997 have been adjusted to reflect:

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

 . termination of service on the Board of Directors by reason of retirement at age 72;

 . expiration of a term as a Presidentially-appointed director;

 . failure to stand for election with the Board of Directors' consent; or

 . resignation with the Board of Directors' consent.

          Options that have not terminated become fully exercisable and continue in force for one year after the date of death of a director. Options terminate immediately if the director's service terminates under any other circumstance.

          Options also become fully exercisable and continue in force for the duration of their terms in the event of certain changes in control. A change in control includes:

 . the acquisition by any person, other than COMSAT or an employee benefit plan sponsored by COMSAT, of beneficial ownership of 50% or more of the outstanding voting securities of COMSAT;

 . any change in the composition of the Board of Directors such that the elected directors as of May 17, 1996, referred to as the incumbent directors, cease to constitute a majority of the Board of Directors, provided that any individual whose nomination or election is approved by a vote of three-fourths of the then incumbent directors will be treated as an incumbent director;

 . approval by the shareholders of a merger, share exchange, swap, consolidation, recapitalization or other business combination which, if consummated, would result in COMSAT shareholders holding less than 60% of the combined voting power of COMSAT, the surviving entity or its parent, as applicable;

 . approval by the shareholders of the liquidation or dissolution of COMSAT, or sale by COMSAT of all or substantially all of COMSAT's assets, other than to an entity 80% of the combined voting power of which would be beneficially owned by COMSAT's then existing shareholders; or

 . any event which would have to be reported as a change of control under the regulations governing the solicitation of proxies by the SEC.

          In September 1998, the plan was amended to provide that only the closing of the merger with Lockheed Martin, and not any of the other transactions contemplated by the merger agreement, would constitute a change in control for purposes of this plan.

          In 1999, options for a total of 64,493 shares of common stock were granted to non-employee directors at a purchase price per share of $30.8750, which was the fair market value of the common stock on the date of grant. In 1999, Mrs. Benson and Mr. Schwartz each exercised 2,480 options granted previously under the plan, and realized net values, which is the market value on exercise date less exercise price, of $52,312 and $48,049, respectively.

Consulting Arrangements

          On August 26, 1997, COMSAT entered into agreements with Arthur Hauspurg and Howard M. Love, directors who retired at the 1997 Annual Meeting of Shareholders, to retain their advisory services to the Chairman of the Board and the President and Chief Executive Officer for a period of two years at a rate of $25,000 per year. These agreements expired as of August 1999.

          COMSAT entered into an agreement with Lawrence S. Eagleburger, a director who retired effective October 14, 1999, to retain his advisory services to the Chairman of the Board and the President and Chief Executive Officer for a period of two years or until the closing of the Lockheed Martin merger, whichever is earlier, at a rate of $25,000 per year.

                             EXECUTIVE COMPENSATION

          The following table shows the compensation for the three fiscal years ended December 31, 1999 received by (i) the Chief Executive Officer; and (ii) the other four most highly compensated executive officers of COMSAT who were serving as such at year end 1999. These five individuals are referred to as the Named Executive Officers. The table shows the amounts received or earned by each Named Executive Officer for all three fiscal years, whether or not such Named Executive Officer was an executive officer of COMSAT for each of those three years.

                          Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                |    Long-Term Compensation
-----------------------------------------------------------------------------------|----------------------------------------------
Name and Principal                Year     Salary     Bonus(1)     Other Annual    |  Restricted     Securities
Position                                                           Compensation(2) |     Stock       Underlying      All Other
                                                                                   |  Award(s)(3)   Options(#)(4)  Compensation(5)
------------------                ----    --------    --------     --------------- |  -----------   -------------  ---------------
                                                                                   |
Betty C. Alewine,                 1999    $608,173    $455,863         $   750     |    $203,875        63,000        $ 25,301
President & Chief                 -------------------------------------------------|---------------------------------------------
Executive Officer                 1998     533,173     406,258             665     |     182,625        30,000          22,736
                                  -------------------------------------------------|---------------------------------------------
                                  1997     472,116     306,756         $ 8,370     |     498,749             0          22,135
                                                                                   |
-----------------------------------------------------------------------------------|---------------------------------------------
Allen E. Flower, Vice             1999     289,415     150,922             731     |     101,938        30,500          39,725
President and Chief               -------------------------------------------------|---------------------------------------------
Financial Officer                 1998     251,516     211,248             580     |     121,750        25,000          33,318
                                  -------------------------------------------------|---------------------------------------------
                                  1997     209,770      83,627           5,622     |     174,554        49,608          36,855
                                                                                   |
-----------------------------------------------------------------------------------|---------------------------------------------
John H. Mattingly,                1999     329,539     176,827               0     |      87,375        22,500           4,800
President, COMSAT                 -------------------------------------------------|---------------------------------------------
Satellite Services                1998     270,539     173,146               0     |      91,313        20,000           4,800
                                  -------------------------------------------------|---------------------------------------------
                                  1997     190,308      75,029               0     |      74,820        24,804           4,750
                                                                                   |
-----------------------------------------------------------------------------------|---------------------------------------------
James J. Welch,                   1999     239,770      90,603               0     |      72,813        12,000           4,800
President and General             -------------------------------------------------|---------------------------------------------
Manager, COMSAT                   1998      35,481      36,816               0     |      77,563        15,000             757
International                     -------------------------------------------------|---------------------------------------------
                                  1997           0           0               0     |           0             0               0
                                                                                   |
                                                                                   |
-----------------------------------------------------------------------------------|---------------------------------------------
Warren Y. Zeger,                  1999     329,346     133,686             667     |     101,938        30,500          78,911
Vice President,                   -------------------------------------------------|---------------------------------------------
General Counsel                   1998     286,836     220,997             521     |     121,750        25,000          27,419
and Secretary                     -------------------------------------------------|---------------------------------------------
                                  1997     229,808      94,348           5,466     |     174,554        49,608          26,938
                                                                                   |
                                                                                   |
---------------------------------------------------------------------------------------------------------------------------------

------------------------------
1 Bonus for 1999 for each Named Executive Officer, as indicated below, includes time-off buyback and unused credits under the Corporation's cafeteria plan that were paid in cash to the Named Executive Officers. The bonuses reflected for Mr. Flower, Mr. Mattingly and Mr. Zeger for 1998 include special performance-based spot bonuses in the amounts of $100,000; $50,000; and $100,000, respectively. The bonus reflected for Mr. Welch in 1998 includes a signing bonus in the amount of $25,000.

        Name            Time-off         Unused
                        Buyback          Credits
        ----            --------         -------

     Mrs. Alewine             0              863
     Mr. Flower           4,032            1,890
     Mr. Mattingly        3,600            7,227
     Mr. Welch            4,500            1,103
     Mr. Zeger                0            1,686

-------------------------------------------------------------------------------

2 Other Annual Compensation shown for 1997, 1998 and 1999 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10% of individual combined salary and bonus for the Named Executive Officer in each year.

3 Includes restricted stock awards (RSAs), restricted stock units (RSUs) and phantom stock units (PSUs). Dividends are paid on RSAs. Dividend equivalents are paid on RSUs and PSUs. Any RSAs granted to the Named Executive Officers in 1997 were forfeited in 1999 based on the non-satisfaction of certain required performance measures during 1997 and 1998. The number and value of the aggregate restricted stock holdings of each of the Named Executive Officers as of December 31, 1999 are as follows:

              Name              Number of               Value as of
                                RSAs/RSUs/PSUs          12/31/99
        ------------------      -------------------     -------------------
        Mrs. Alewine                    23,666                   $461,487
        Mr. Flower                      12,957                    252,662
        Mr. Mattingly                    7,984                    155,688
        Mr. Welch                        4,500                     87,750
        Mr. Zeger                       13,453                    262,334

Awards granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. In lieu of receiving a distribution of Ascent stock, all outstanding RSAs, RSUs and PSUs held on that date were adjusted by multiplying the number of shares or units held by an adjustment ratio of 1.2402.

4 Options granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. All outstanding options held on that date were adjusted by multiplying the number of options held by an adjustment ratio of 1.2402.

5 All Other Compensation for 1999 includes the following elements: (i) contributions by the Corporation to the Corporation's 401(k) Plan on behalf of the Named Executive Officers; (ii) above-market interest accrued for the Named Executive Officers under the Corporation's Deferred Compensation Plan; and
(iii) life insurance premiums for the Named Executive Officers. The life insurance premiums shown for the Named Executive Officers represent split dollar premiums which include (i) the value of the premiums paid by the Corporation with respect to the term life insurance portion of the policy for each Named Executive Officer, determined under the P.S. 58 table published by the Internal Revenue Service, and (ii) the value of the benefit to each Named Executive Officer of the remainder of the premiums paid by the Corporation, determined by calculating the present value of the cumulative interest payments that would be made based on the assumption that the premiums were loaned to each Named Executive Officer at an interest rate of 7.5% until the Named Executive Officer reaches the normal retirement age of 65, at which time the policy splits and the premiums are refunded to the Corporation.

        Name            401(k) Plan         Above-Market         Life Insurance
                        Contributions       Interest             Premiums
   ---------------      -------------       ------------         --------------
   Mrs. Alewine            $4,800               $11,465               $9,036
   Mr. Flower               4,800                14,991               19,934
   Mr. Mattingly            4,800                     0                    0
   Mr. Welch                4,800                     0                    0
   Mr. Zeger                4,800                10,285               63,826

Option Grants

            The following table sets forth information on options granted to the Named Executive Officers in 1999.

                       Option Grants In Last Fiscal Year

                                                                           Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                         Number of Securities    % of Total Options      Exercise Price    Expiration Date   Grant Date Present
                              Underlying Options    Granted to Employees         ($/Sh)                                Value(3)
                                Granted (#)(1)        in Fiscal Year(2)
-------------                --------------------   --------------------    ---------------   ----------------   -------------------
Mrs. Alewine                           63,000                  8.42%            $29.1250           02/19/09            $1,013,040
Mr. Flower                             30,500                  4.08%            $29.1250           02/19/09               490,440
Mr. Mattingly                          22,500                  3.01%            $29.1250           02/19/09               361,800
Mr. Welch                              12,000                  1.60%            $29.1250           02/19/09               192,960
Mr. Zeger                              30,500                  4.08%            $29.1250           02/19/09               490,440

-------------------------------
1 The options shown were granted on February 19, 1999 to acquire the Corporation's Common Stock. All options granted in 1999 vest as follows: 25% on the first anniversary of the date of grant; another 25% on the second anniversary of the date of grant; and the remaining 50% on the third anniversary of the date of grant.

2 The total number of COMSAT options granted to key employees in 1999 was 748,378.

3 The Corporation used the Black-Scholes option pricing model to determine grant date present values using the following assumptions: a dividend yield of 0.61%; stock price volatility of 0.5613; a six-year option term; a risk-free rate of return of 5.18%; and the vesting schedule described in footnote 1 above. The use of this model is in accordance with SEC rules; however, the actual value of an option realized will be measured by the difference between the stock price and the exercise price on the date the option is exercised.

Option Exercises and Fiscal Year-End Values

The following table sets forth information on (1) options exercised by the Named Executive Officers in 1999, and (2) the number and value of their unexercised options as of December 31, 1999.

         Aggregated Option Exercises In 1999 And 12/31/99 Option Values

                                                              Number of Securities Underlying       Value of Unexercised In-The
                                                              Unexercised Options at 12/31/99(1)    Money Options at 12/31/99
                                                              --------------------------------------------------------------------
Name                             Shares       Value Realized  Exercisable (#)  Unexercisable (#)    Exercisable      Unexercisable
                               Underlying
                                 Options
                              Exercised (#)
---------------------         -------------   --------------  ---------------  ----------------    ------------      -------------
Mrs. Alewine                      132,706      $2,981,142         234,741             85,500          $423,840                 $0
Mr. Flower                              0              $0          99,266             74,054          $393,470                 $0
Mr. Mattingly                           0              $0          33,524             49,902          $ 76,451                 $0
Mr. Welch                               0              $0           3,750             23,250          $      0                 $0
Mr. Zeger                               0              $0         149,052             74,054          $259,830                 $0

---------------------
1 Options granted prior to June 27, 1997 were adjusted to give effect to the Ascent spin-off to COMSAT shareholders. All outstanding options held on that date were adjusted by multiplying the number of options held by an adjustment ratio of 1.2402.

Pension Plans

          The following table shows the estimated annual benefits payable upon retirement under the Corporation's Retirement Plan to persons in the salary and years-of-service classifications specified. The Internal Revenue Code limits the annual benefits payable under the Retirement Plan. Under this limitation, the maximum annual benefit for 1999 is $130,000.

Estimated Annual Benefits - COMSAT Corporation Retirement Plan

-------------------------------------------------------------------------------
                                              Years of Service
-------------------------------------------------------------------------------
 Average Annual Salary ($)        15        20        25        30        35
-------------------------
100,000                        $24,768  $ 33,633  $ 42,738  $ 51,362  $ 60,227
150,000                         38,543    52,408    66,272    80,137    94,002
200,000                         48,552    67,417    86,282   105,147   124,011
250,000                         55,340    79,205   103,070   126,934   130,000
300,000                         60,340    89,205   118,070   130,000   130,000
350,000                         65,340    99,205   130,000   130,000   130,000
400,000                         70,340   109,205   130,000   130,000   130,000
450,000                         75,340   119,205   130,000   130,000   130,000
500,000                         80,340   129,205   130,000   130,000   130,000
550,000                         85,340   130,000   130,000   130,000   130,000
600,000                         90,340   130,000   130,000   130,000   130,000
650,000                         85,034   130,000   130,000   130,000   130,000
700,000                         89,034   130,000   130,000   130,000   130,000

          The compensation covered by the Retirement Plan includes only base salary. Benefits are determined on a straight life annuity basis under a formula based on length of service and average annual base salary for the highest five consecutive years during the final 10 years of employment. Prior to 1989, benefits were offset by a portion of each participant's estimated Social Security benefits. Beginning in 1989, each participant accrues a benefit at a specified percentage of salary up to the Social Security wage base, and at a higher percentage of salary above the Social Security wage base. The years of credited service for the Named Executive Officers as of December 31, 1999 are as follows:

        Mrs. Alewine     13
        Mr. Flower       30
        Mr. Mattingly     5
        Mr. Welch         1
        Mr. Zeger        24

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

          The annual benefits payable upon retirement at age 65 based upon the 48 consecutive months of highest compensation as of December 31, 1999 for each of the Named Executive Officers under the plan are:

        Mrs. Alewine     $519,164
        Mr. Flower       $ 98,586
        Mr. Mattingly         N/A
        Mr. Welch             N/A
        Mr. Zeger        $135,662

          Mrs. Alewine, Mr. Flower and Mr. Zeger are each 100% vested in the plan. Mr. Mattingly and Mr. Welch do not participate in the plan.

Change in Control Severance Plan

          On September 18, 1998, COMSAT adopted the Amended and Restated Change in Control Severance Plan. The plan amends and restates the Change in Control Severance Plan adopted by COMSAT on June 20, 1997. The plan generally provides severance payments and benefits to specified key employees, including certain executive officers, of COMSAT who incur a termination of employment under certain circumstances following a change in control of COMSAT. The plan covers Mr. Mattingly and Mr. Welch but does not cover Mrs. Alewine, Mr. Flower or Mr. Zeger, who each have severance arrangements under their employment agreements. Participants under the plan are classified as either Group I Participants, Group II Participants or Group III Participants. For purposes of the plan, the definition of change in control is substantively identical to the definition of such term described under the caption "Agreements with Current Executive Officers."

          Under the plan, if a change in control of COMSAT occurs and a participant's employment is terminated during the period beginning on the date of the change in control and ending on the date which is eighteen months after the date of such change in control by COMSAT other than for cause or disability, or by the participant for good reason, then, instead of any other severance payments or severance benefits payable to the participant by COMSAT, the participant will be entitled to receive the following during the benefits continuation period, as defined below:

 . base salary;

 . targeted annual bonus under COMSAT's Annual Incentive Plan; and

 . the same group health and welfare benefits to which the participant would have been entitled had he or she remained continuously employed by COMSAT during the benefits continuation period.

          For purposes of the plan, benefits continuation period means with respect to each Group I, Group II and Group III Participant, respectively, the 24 month, 18 month and 15 month periods immediately following the participant's date of termination of employment. Mr. Mattingly and Mr. Welch are Group I Participants. If, however, the amount of the payment that the participant is entitled to receive upon a termination of employment under the Retention Bonus Plan, as described below, is greater than the aggregate amount that the participant is entitled to receive under the amended severance plan, exclusive of health and welfare benefits, then the participant will forfeit all rights to receive these payments under the amended severance plan.

          The amended severance plan also provides that, in the event of a participant's termination of employment under the circumstances described above, such participant would be entitled to receive a gross-up payment if any payment or benefit to such participant would constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

Retention Bonus Plan

          On September 18, 1998, COMSAT adopted the Retention Bonus Plan. The Retention Bonus Plan generally provides retention bonuses to key employees who remain employed by COMSAT, or whose employment is terminated under specific circumstances, through specified dates following the signing of the merger agreement. The Retention Bonus Plan covers approximately 108 participants, who are classified as either Group I Participants or Group II Participants. The plan covers Mr. Mattingly, who is a Group I Participant, but does not cover Mrs. Alewine, Mr. Flower or Mr. Zeger, who each have similar bonus arrangements under their employment agreements, or Mr. Welch.

          Under the Retention Bonus Plan, each Group I Participant will be entitled to receive the following retention bonuses, subject to such person's continued employment through a specified date:

 .  a bonus on the earliest of:

 .  (a) the completion of the merger,

 .  (b) the termination date of the merger pursuant to the merger agreement, or

 .  (c) September 18, 2000,

equal to 50% of the sum of the participant's highest base salary plus his or her highest targeted annual bonus under COMSAT's Annual Incentive Plan; and

 . a bonus on the 18-month anniversary of the closing of the merger equal to 100% of the sum of the participant's highest base salary plus his or her highest targeted annual bonus under COMSAT's Annual Incentive Plan.

          If, on or before the date on which a bonus would be paid, a Group I Participant's employment is terminated without cause or by reason of his or her death or disability, or, if a Group I Participant elects to terminate his or her employment for good reason, such Group I Participant will be entitled to receive a payment upon termination, instead of any bonuses which have not yet become payable to the participant under the Retention Bonus Plan, in an amount equal to the bonus to which he or she would have been entitled had he or she remained employed by COMSAT through the date on which the next bonus will be paid. If, however, the aggregate amount of any severance payments to which the participant is entitled under any severance plan of COMSAT is greater than or equal to the amount of the bonus payable upon such a termination under the Retention Bonus Plan, then the participant will forfeit all rights to receive such payment and any other bonus payments that have not yet become payable to the participant under the Retention Bonus Plan. In the event that the participant receives a payment upon termination of employment under the Retention Bonus Plan, such participant will not be entitled to any severance payment under any severance plan of COMSAT to the extent that such severance payment is based on the participant's salary and/or bonus.

          Group II Participants are entitled to receive bonuses under the Retention Bonus Plan at the same times and, in general, on the same terms as the Group I Participants, except that the bonuses are based on a lower percentage of their base salary and targeted annual bonus.

Agreements With Current Executive Officers

          COMSAT has entered into an employment agreement with Mrs. Alewine dated as of July 19, 1996, and amended as of May 16, 1997 and July 18, 1997, and has entered into employment agreements with Mr. Flower and Mr. Zeger dated as of April 18, 1997, and amended as of July 18, 1997. On September 18, 1998, COMSAT amended the employment agreements in connection with the merger.

The agreements include the following terms:

 . for Mrs. Alewine, successive three-year terms from each successive day after July 19, 1996 until July 19, 2003; for Mr. Flower, a three-year term; and for Mr. Zeger, a five-year term. The amendments extended the term of Mr. Flower's employment agreement for two years until April 17, 2002;

 . for Mrs. Alewine, base salary of $450,000 for the first year, with an increase to $500,000 in the second year; for Mr. Flower, base salary of $210,000 per year; for

  Mr. Zeger, base salary of $230,000 per year; for each executive, further increases in base salary are subject to the discretion of COMSAT's Board of Directors;

 . eligibility for an annual bonus based on performance measures determined by the Board of Directors' Compensation Committee with a target bonus equal to 70% of Mrs. Alewine's base salary, 50% of Mr. Flower's base salary, and 50% of Mr. Zeger's base salary;

 . for termination without cause, or if the executive elects to terminate his or her employment for good reason, the executive will be entitled to receive the following for a period of time as specified below:

(1) his or her then current base salary;

(2) an annual bonus equal to 70% of Mrs. Alewine's then current base salary, 50% of Mr. Flower's then current base salary, and 50% of Mr. Zeger's then current base salary; and

(3) all other benefits provided for pursuant to the agreement, which will be deemed fully and immediately vested if subject to vesting.

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

 . if Mrs. Alewine's employment is not renewed after July 19, 2003, or is terminated before then either by Mrs. Alewine for good reason or by COMSAT without cause, Mrs. Alewine will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board of Directors' discretion to waive such reduction;

 . if Mr. Flower's employment is not renewed after April 17, 2002, Mr. Flower will be entitled to receive:

(1) the benefits described above for one year thereafter, and

(2) retirement benefits under the Insurance and Retirement Plan for Executives beginning on May 1, 2002 at the actuarially reduced rate for early retirement, subject to the Board of Directors' discretion to waive such reduction;

 . if Mr. Zeger's employment is not renewed after April 17, 2002, or is terminated before then either by Mr. Zeger for good reason or by COMSAT without cause,

  Mr. Zeger will be entitled to begin receiving retirement benefits at age 55 under the Insurance and Retirement Plan for Executives at the actuarially reduced rate for early retirement, subject to the Board of Directors' discretion to waive such reduction; and

 . in the event that either Mr. Flower or Mr. Zeger dies after his employment terminates but before his retirement benefits begin, under the Insurance and Retirement Plan for Executives, his spouse will receive the death benefits provided in the plan for participants who die while employed by COMSAT.

          Pursuant to her employment agreement, Mrs. Alewine was granted, on October 17, 1996, an option to purchase 186,030 shares of COMSAT's common stock at a price equal to the market value of the stock on the grant date, which vests 25% after one year, another 25% after the second year and the remaining 50% after the third year; on October 17, 1996, 6,201 restricted stock units which vest after three years; and on February 20, 1997, 24,804 restricted stock awards which are subject to the same terms as restricted stock awards made to other executives of COMSAT on that date.

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

 . any change in the composition of the Board of Directors of COMSAT such that the incumbent directors elected as of May 17, 1996 cease to constitute a majority of the Board of Directors; however, any individual whose nomination or election is approved by a vote of three-fourths of the then incumbent directors will be treated as an incumbent director;

 . approval by the shareholders of a merger, share exchange, swap, consolidation, recapitalization or other business combination which, if consummated, would result in COMSAT's shareholders holding less than 60% of the combined voting power of COMSAT, the surviving entity or its parent;

 . approval by the shareholders of the liquidation or dissolution of COMSAT, or sale by COMSAT of all or substantially all of COMSAT's assets, other than to an entity 80% of the combined voting power of which would be beneficially owned by COMSAT's then existing shareholders; or

 . any event which would have to be reported as a change of control under the regulations governing the solicitation of proxies by the SEC.

          However, if, prior to the occurrence of any of the above events, the Board of Directors adopts a resolution specifically providing that the event will not be deemed to constitute a change in control for purposes of the employment agreements, then such event will not constitute a change in control.

          The amendments provide that, with respect to the merger, a change in control of COMSAT for purposes of the employment agreements will be triggered by the closing of the merger, but not by the signing of the merger agreement, the approval by the Board of Directors or COMSAT's shareholders of the merger or the merger agreement, the commencement or the closing of the tender offer, or the acquisition by Lockheed Martin or Regulus of COMSAT Government Systems.

          The amendments also amended the employment agreements to provide that each of the executives will be entitled to receive the following retention bonuses, subject to his or her continued employment through the applicable dates for such bonuses:

 . a bonus on the earliest of:

(a) the completion of the merger,

(b) the termination date of the merger pursuant to the merger agreement, or

(c) September 18, 2000,

equal to 150% of the sum of the executive's highest base salary plus the executive's highest targeted annual bonus, assuming all performance targets are met to the maximum extent, under COMSAT's Annual Incentive Plan; and

 . a bonus on the eighteen month anniversary of the closing date of the merger in an amount equal to 100% of the sum of the executive's highest base salary plus the executive's highest targeted annual bonus, assuming all performance targets are met to the maximum extent, under COMSAT's Annual Incentive Plan.

          In the following situations, the executive will be entitled to receive, instead of the retention bonuses described above, a payment in an amount equal to the retention bonus to which the executive would have been entitled had the executive remained employed by COMSAT through the applicable date:

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

          If the executive and Lockheed Martin are unable to reach an agreement regarding the terms and conditions of the executive's employment within 30 days following the closing of the merger and the executive's employment is terminated within such 30-day period, the executive will:

 . forfeit all rights to receive the bonus which otherwise would have been payable to the executive on the eighteen month anniversary of the closing date of the merger; or

 . forfeit all rights to the payment of a post-closing severance payment which would have been payable to the executive in the event of a termination of the executive's employment between the closing date of the merger and the eighteen month anniversary of the closing date of the merger.

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

          Pursuant to the amendments, each of the employment agreements was also amended to provide that, if a change in control of COMSAT occurs and the executive's employment is terminated during the period beginning on the date of the change in control and ending on the last day of the executive's employment term by COMSAT other than for cause or disability, or by the executive for good reason, then, instead of any other severance payments or severance benefits payable to the executive under the employment agreements, the executive will be entitled to receive the following until the expiration of the executive's employment term:

 . base salary;

 . targeted annual bonus under COMSAT's Annual Incentive Plan; and

 . continued group health and welfare plan benefits for the executive and the executive's dependents, subject to reduction under certain circumstances described in the amendments.

          The executives also will be entitled to receive benefits under COMSAT's Insurance and Retirement Plan for Executives commencing as early as age 55 without any actuarial reduction for early commencement of benefits.

          In addition, the amendments modified the employment agreements to provide that if a change in control of COMSAT occurs and

(a) if the executive and Lockheed Martin have negotiated in good faith but have been unable to reach an agreement regarding the terms and conditions of the executive's employment within 30 days following the closing of the merger and the executive's employment is terminated within the 30-day period, or

(b) if the executive continues to be employed until the expiration of the executive's employment term,

then the executive will be entitled to receive the benefits under the Insurance and Retirement Plan for Executives noted above.

          Each of the executives also would be entitled to receive a gross-up payment if any payment or benefit to the executive would constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

          The share amounts discussed in this section have been adjusted to give effect to the Ascent spin-off to COMSAT shareholders on June 27, 1997 by multiplying the number of shares or units held on that date by an adjustment ratio of 1.2402.

                         CHANGE IN CONTROL ARRANGEMENTS

          Certain of COMSAT's benefit and compensation programs have provisions that are intended to assure the continuity and stability of management and the Board of Directors necessary to protect shareholders' interests, and to protect the rights of the participants under those programs, in the event of a change in control of COMSAT. A change in control for this purpose is defined in the same manner as described above under the caption "Directors Compensation--Non-Employee Directors Stock Plan." The following actions will take place upon the occurrence of a change in control:

 . the vesting of all stock options, restricted stock awards, restricted stock units and phantom stock units will be accelerated under COMSAT's 1990 and 1995 Key Employee Stock Plans, Non-Employee Directors Stock Plan and Annual Incentive Plan;

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

          Pursuant to such authority, the Board of Directors has adopted resolutions determining that, for purposes of the Insurance and Retirement Plan for Executives, the Deferred Compensation Plan, the Split Dollar Life Insurance Plan for Directors, the Split Dollar Life Insurance Plan for Key Employees and the Annual Incentive Plan, the merger and the transactions contemplated by the merger agreement will not constitute a change in control of COMSAT. For purposes of the 1990 Key Employee Stock Plan, the 1995 Key Employee Stock Plan, the Non-Employee Directors Stock Plan and the Amended and Restated Change in Control Severance Plan, only the closing of the merger, and not any of the other transactions contemplated by the merger agreement, will constitute a change in control of COMSAT.


COMMITTEE ON COMPENSATION AND MANAGEMENT DEVELOPMENT REPORT ON EXECUTIVE COMPENSATION

          Committee Responsibilities. The Committee on Compensation and Management Development, which is composed of independent outside directors, is responsible for establishing and administering the Corporation's executive compensation philosophy. Set forth below is the Committee's report on the 1999 compensation of the executive officers of the Corporation, including Mrs. Alewine, the Chief Executive Officer, and the other executive officers named in the Summary Compensation Table (the Named Executive Officers).

          Statement of Philosophy. The Corporation's executive compensation philosophy is designed to attract, motivate and retain talented executives critical to the long-term success of the Corporation. One of the objectives of this philosophy is to align executive compensation more closely with the interests of shareholders through performance incentives.

          Components of Compensation. The main components of the Corporation's executive compensation philosophy are annual compensation consisting of salary plus bonuses awarded under the Corporation's Annual Incentive Plan, and long-term compensation consisting of stock-based incentives. The Committee reviews and recommends to the Board the annual compensation of all executive officers, and reviews and approves executive officers' long-term compensation.

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

          Annual Compensation. Mrs. Alewine has an employment agreement as Chief Executive Officer dated July 19, 1996, which is summarized below under the caption "Agreements with Executive Officers." The agreement determines her base salary for each of the first two years and provides that thereafter her base salary is to be reviewed annually for increases to be approved at the discretion of the Board. In July 1999, the Committee recommended to the Board that Mrs. Alewine's base salary be increased to $650,000 based on market data for a comparable chief executive officer position and her performance in the last year. The Board approved the Committee's recommendation. Mrs. Alewine's employment agreement specifies an annual bonus target of 70% of her base salary. In addition, the agreement provides for the Committee to determine the performance measures and other factors used to determine her bonus in consultation with Mrs. Alewine. These factors included the Corporation's financial results, Mrs. Alewine's success in meeting personal objectives for 1999 that she presented to the Committee and the Corporation's achievement of strategic objectives. These strategic objectives included the completion of the Lockheed Martin tender offer, objectives stated in the 1999 Strategic Business Plan and focus on profit increase, cost control and increased shareholder value. The Committee considered all of these factors in arriving at a bonus recommendation for Mrs. Alewine. The Committee recommended, and the Board approved, payment of a 1999 cash bonus award of $455,000 for Mrs. Alewine.

          Base salary ranges have been established for the other executive officers based on the average of the market for comparable positions in the revenue group of competitive companies. Individual salaries within each range are based on recommendations to the Committee by the Chief Executive Officer taking into account such factors as total professional experience, performance, and experience in the current assignment. The bonus opportunities for other executive officers for 1999 were based on a range of award percentages of base salary for each position determined by the Committee. A portion of each bonus award was tied to corporate performance criteria based on the achievement of financial measures as compared to planned performance, and individual performance criteria based on the Committee's evaluation of each individual executive officer's achievement of established performance goals for the year. The Committee recommended a bonus award for each executive officer based on a bonus range and the performance measures noted above. The Board had final approval authority for these awards.

          Long-Term Compensation. Long-term compensation is an integral element of the Corporation's executive compensation philosophy because the Committee believes that stock ownership by senior management and stock-based performance-compensation arrangements may enhance shareholder value. The Corporation's long-term compensation strategy includes a blend of stock compensation. For 1999, awards by the Committee consisted of non-qualified stock options and restricted stock awards (RSA's). These awards were consistent with ranges in the revenue group of competitive companies approved by the Committee. The stock option ranges position the Corporation at the median of the market for these companies while the performance-based restricted stock awards allow for total long-term compensation to reach at or above the 75th percentile for this market if the business achieves prescribed performance standards over the long-term. At the Committee's request, an independent executive compensation consultant conducted a review of total compensation for Mrs. Alewine and the other Named Executive Officers that included stock award recommendations. The Committee endorsed the consultant's methodology for developing recommendations for 1999 stock grants whereby base salary, bonus and long-term compensation (stock option and RSA's) would be measured against market data on total compensation for comparable positions.

          A portion of executive compensation is represented by stock options granted at fair market value which the Committee believes provide a tie to shareholder interests. In 1999, Mrs. Alewine received a grant of 63,000 stock options in accordance with the methodology approved by the Committee.

          Stock options were granted to the other Named Executive Officers in February 1999 as reflected in the table above setting forth 1999 option grants. These stock option awards were determined on the basis of two factors. First, the Committee established target award guidelines for each executive officer based on a competitive analysis of total compensation for each executive officer. Second, the Committee approved the actual awards for each executive officer based on these guidelines and performance recommendations made by Mrs. Alewine based on her evaluation of each officer's performance for 1998.

          RSAs are restricted shares of COMSAT stock which are granted to executive officers and selected key employees as a performance incentive and a retention device based on the vesting schedule established by the Committee for each grant. The vesting of RSAs is subject to both the achievement of objective performance-based criteria which have been approved by the Committee and a length of service requirement. The percent of the award earned is based on the achievement of the performance objectives over the performance period established by the Committee. The RSA's earned then become subject to vesting over an additional 1, 2 and 3 years at the rate of 20%, 40% and 40%, respectively. Mrs. Alewine received 7,000 RSA's in February 1999. The other Named Executive Officers also received RSA's in February 1999 as shown in the Summary Compensation Table, the number of which in each case was consistent with the guidelines approved by the Committee.

          The performance-based criteria applicable to RSA's are intended to ensure the Federal tax deductibility under Section 162(m) of the Internal Revenue Code of compensation paid to the Corporation's executive officers pursuant to RSA's. The

Corporation intends to preserve the tax deductibility under Section 162(m) of all compensation paid to its executive officers.

Committee on Compensation and Management Development

Neal B. Freeman, Chairman
Caleb B. Hurtt
Peter S. Knight
Robert G. Schwartz
Kathryn C. Turner


PERFORMANCE GRAPH

          The following graph compares the cumulative total shareholder return for the Corporation's Common Stock with the cumulative total return of the S&P 500 Stock Index and a Peer Group Index constructed by the Corporation for the five fiscal years beginning on January 1, 1995 and ending on December 31, 1999. The Peer Group consists of three long-distance telecommunications companies (AT&T, MCI WorldCom and Sprint), and the following satellite industry companies (the years for which the returns of such companies have been included in the five-year period are noted in parentheses): American Mobile Satellite Corporation (all years), Asia Satellite Telecom (1996-99), British Sky Broadcasting Group (1995-99), Echostar Communications Corporation (1996-99), Globalstar Telecommunications Ltd. (1996-99), Iridium World Communications (1996-99), Loral Space and Communications Ltd. (1997-99), PanAmSat Corporation (1996-99), PT Pasifik Satelit Nusantara (1996-99) and U.S. Satellite Broadcasting Co. (1996-99). Returns for MCI WorldCom use WorldCom, Inc. data for all years and include MCI Corporation data for 1998-99.

            Comparison of Five-Year Cumulative Total Return Among
            COMSAT, S & P 500 Index, & Peer Group Index
            (Assumes $100 Invested on December 31, 1994 & Dividends Reinvested)


                           ANNUAL RETURN PERCENTAGE
                           Years Ending

Company Name/Index      Dec 95      Dec 96      Dec 97      Dec 98     Dec 99
-----------------------------------------------------------------------------
COMSAT CORP -SER 1       3.99        36.41       16.83       49.44     -44.39
S&P 500 INDEX           37.58        22.96       33.36       28.58      21.04
PEER GROUP              38.19         6.59       36.58       44.81      22.47




                                INDEXED RETURNS

                                Years Ending
                        Base
                        Period
Company Name/Index      Dec 94    Dec 95    Dec 96    Dec 97    Dec 98   DEC 99
-------------------------------------------------------------------------------
COMSAT CORP -SER 1       100      103.99    141.86    165.74    247.68   137.74
S&P 500 INDEX            100      137.58    169.17    225.60    290.08   351.12
PEER GROUP               100      138.19    147.29    201.16    291.31   356.75




Peer Group Companies
-------------------------------------------------------------------------------
AMERICAN MOBILE SATELLITE CP (95-99)      SPRINT FON GROUP (ALL YEARS)
ASIA SATELLITE TELECOM -ADR (96-99)       US SATELLITE BROADCST -CLA (96-98
                                          ACAUIRED MAY "99)
AT&T CORP (ALL YEARS)
BRITISH SKY BRDCSTG GP -ADR (95-99)
ECHOSTAR COMMUN CORP -CL A (96-99)
GLOBAL STAR TELECOMM LTD (96-99)
IRIDIUM WORLD COMMUN -CL A (96-99)
LORAL SPACE & COMMUNICATIONS (95-97)
MCI WORLDCOM INC (96-97)
PANAMSAT CORP (96-97)
PT PASIFIK SATELIT NUS -ADR (96-99)

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Beneficial Owners

          We have reviewed the Schedules 13G or 13D filed with the Securities and Exchange Commission (SEC) as of March 1, 2000, the most recent practicable date for such information. Based on that information and other information available to COMSAT, we believe that the following table includes a complete list of the persons that beneficially owned more than 5% of COMSAT's common stock on that date.

Name and Address of Beneficial Owner    Amount and Nature of  Percent of Class
--------------------------------------  --------------------  -----------------
                                        Beneficial Ownership
                                        --------------------

Lockheed Martin Corporation                       25,958,282             48.76%
COMSAT Government Systems, LLC(1)

----------------
1 COMSAT Government Systems, LLC and Lockheed Martin Corporation jointly filed a Schedule 13-D on September 20, 1999 reporting that COMSAT Government Systems, LLC had acquired a total of 25,958,282 shares of COMSAT common stock. COMSAT Government Systems, LLC, a Delaware limited liability company that was formerly known as Regulus, LLC, is a wholly-owned subsidiary of Lockheed Martin Corporation, a Maryland corporation. Both are located at 6801 Rockledge Drive, Bethesda, Maryland 20817.

Management

          The following table sets forth information as of March 1, 2000, the most recent practicable date for such information, regarding the beneficial ownership of COMSAT's common stock by all directors, by each of the Named Executive Officers, and by all directors and executive officers as a group. Under the rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared voting or investment power, and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

Name(1)                                    Amount and Nature of
-------                                   -----------------------
                                          Beneficial Ownership(2)
                                          -----------------------
-----------------------------------------------------------------
Betty C. Alewine                                       357,107(3)
Marcus C. Bennett                                           7,441
Lucy Wilson Benson                                         42,285
Edwin I. Colodny                                           51,571
Allen E. Flower                                        161,078(4)
Neal B. Freeman                                            36,809
Caleb B. Hurtt                                             13,402
Peter W. Likins                                         39,724(5)
John H. Mattingly                                       73,134(6)
Larry G. Schafran                                        9,697(7)
Robert G. Schwartz                                         44,999
John V. Sponyoe                                                 0
Kathryn C. Turner                                           8,344
James J. Welch                                          14,514(8)
Guy P. Wyser-Pratte                                    811,613(9)
Warren Y. Zeger                                       212,994(10)
All directors and executive officers as             1,979,907(11)
a group 19 persons

1 Unless otherwise indicated, each person has sole voting and investment power over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the Corporation's Common Stock.

2 Each number in this column has been rounded to the nearest whole share. The following non-employee directors elected to defer receipt of their 1,000 share annual retainer for 1999 and instead received phantom stock units which are not included in their beneficial ownership of COMSAT Common Stock: Mr. Bennett, Mrs. Benson, Mr. Hurtt, Mr. Schafran and Mrs. Turner. Beneficial ownership of COMSAT common stock includes shares that may be acquired within 60 days after March 1, 2000 through the exercise of options as follows: Mrs. Alewine, 257,991 shares; Mr. Bennett, 7,441 shares; Mrs. Benson, 39,686 shares; Mr. Colodny, 48,369 shares; Mr. Flower, 137,945 shares; Mr. Freeman, 34,726 shares; Mr. Hurtt, 12,402 shares; Dr. Likins, 35,966 shares; Mr. Mattingly, 56,551 shares; Mr. Schafran, 7,441; Mr. Schwartz, 39,686 shares; Mrs. Turner, 7,441 shares; Mr. Welch, 6,750 shares; Mr. Wyser-Pratte, 7,441 shares; Mr. Zeger, 187,731 shares; and all directors and executive officers as a group, 954,589 shares. The number of option shares and shares awarded under COMSAT benefit plans which are restricted against transfer that are included as beneficially owned have been adjusted to give effect to the Ascent spin-off to COMSAT shareholders on June 27, 1997. All outstanding options and restricted shares held on that date were adjusted by multiplying the number of options or shares held by an adjustment ratio of 1.2402.

3 Includes 31,472 shares which are restricted against transfer and 862 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000.

4 Includes 14,980 shares which are restricted against transfer and 742 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000.

5 Includes 1,286 shares over which Dr. Likins shares voting power and investment power with Mrs. Likins.

6 Includes 11,992 shares which are restricted against transfer and 652 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000. Includes 226 shares held by Mr. Mattingly's mother for which Mr. Mattingly disclaims beneficial ownership.

-------------------------------------------------------------------------------

7 Includes 2,256 shares held by Mrs. Schafran of which Mr. Schafran disclaims beneficial ownership.

8 Includes 6,500 shares which are restricted against transfer and 353 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000.

9 Includes 778,005 shares owned by investment partnerships and other managed accounts for which Wyser-Pratte Management Co., Inc. and its affiliates are the general partner or investment manager. Mr. Wyser-Pratte beneficially owned 1.52% of the Corporation's outstanding Common Stock as of March 1, 2000.

10 Includes 14,236 shares which are restricted against transfer and 818 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000.

11 Includes 2,482 shares with respect to which beneficial ownership is disclaimed. Also includes an aggregate of 95,928 shares which are restricted against transfer and 4,400 shares which are held in the Corporation's Savings and Profit-Sharing Plan as of March 1, 2000. All directors and executive officers as a group beneficially owned 3.72% of the Corporation's outstanding Common Stock as of March 1, 2000.

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

Item 13:  Certain Relationships and Related Transactions

          During 1999, COMSAT had several business transactions, in the ordinary course of its business on commercial terms, with Lockheed Martin from which COMSAT derived revenues of $8.6 million. Of that amount, $8.1 million was derived from the sale of satellite space segment capacity. The remaining $500,000 in revenues was for system engineering consulting services under a subcontract related to the Astrolink satellite project. Lockheed Martin owns approximately 49% of COMSAT's outstanding common stock. Marcus C. Bennett, Caleb B. Hurtt and John V. Sponyoe currently serve on the COMSAT Board of Directors as the designated representatives of Lockheed Martin. Lockheed Martin is entitled to designate three directors under the terms of a shareholders agreement dated as of September 18, 1998. Messrs. Bennett and Hurtt also currently serve on the Board of Directors of Lockheed Martin. Mr. Sponyoe is the Chief Executive Officer of Lockheed Martin Global Telecommunications.

          In addition, Kathryn C. Turner, a director of COMSAT and a member of the Compensation Committee of COMSAT's Board of Directors, is the Chairperson, Chief

Executive Officer and sole shareholder of Standard Technology, Inc., a technology, engineering and systems integration firm. Standard Technology has provided services to Lockheed Martin under various contracts, which resulted from arm's-length negotiations, in connection with a Department of Defense mentor-protege program to encourage large defense contractors to subcontract with minority-owned businesses. Lockheed Martin paid Standard Technology $2,168,250 in 1999 under those contracts. Pursuant to the mentor-protege program, Lockheed Martin agreed to award Standard Technology with a targeted amount of $1 million of contracts per year through 2001. Pursuant to the mentor-protege program, Lockheed Martin also participates on an ad hoc advisory board which provides guidance on business matters and has provided financial assistance to Standard Technology. Lockheed Martin has made an unsecured loan to Standard Technology, which is repayable over a fifteen year period commencing upon the earlier of 2007 or the year after Standard Technology achieves annual revenues in excess of $25 million. As of December 31, 1999, the outstanding balance of the loan was $2,632,166, which includes previously capitalized interest. Interest does not currently accrue on the loan but will accrue at 8% per annum on the unpaid principal amount once repayment is required. In addition, Lockheed Martin has guaranteed up to $2 million of Standard Technology's borrowings under a line of credit with a commercial bank, which also is secured by Standard Technology's accounts receivable and a personal guarantee by Ms. Turner.

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report

1.   Consolidated Financial Statements and Supplementary Data of Registrant
     a.  Independent Auditors' Report
     b.  Consolidated Financial Statements of COMSAT Corporation and
Subsidiaries
          (i) Consolidated Income Statements for the Years Ended December 31, 1999, 1998 and 1997
          (ii)  Consolidated Balance Sheets as of December 31, 1999 and 1998
          (iii) Consolidated Cash Flow Statements for the Years Ended December 31, 1999, 1998 and 1997
          (iv) Statements of Changes in Consolidated Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
          (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997

2. Financial Statement Schedule Relating to the Consolidated Financial Statements of COMSAT Corporation for Each of the Three Years in the Period Ended December 31, 1999

     (a) Schedule II - Valuation and Qualifying Accounts

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

3.1 Articles of Incorporation of Registrant, composite copy, as amended through June 1, 1993 (Incorporated by reference from Exhibit No. 4(a) to Registrant's Registration Statement on Form S-3 (No. 33-51661) filed on December 22, 1993)

3.2 By-laws of Registrant, as amended through April 21, 1997 (Incorporated by reference from Exhibit No. 3.2 to Registrant's Current Report on Form 8-K filed on April 21, 1997)

3.3 Regulations adopted by Registrant's Board of Directors pursuant to Section 5.02(c)f Registrant's Articles of Incorporation (Incorporated by reference from Exhibit No. 3(c) to Registrant's Report on Form 10-K for the fiscal year ended 1992)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

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

10.12 Amended and Restated Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(a) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.13 Amended and Restated Lease Agreement, dated November 14, 1990, of Limited Partnership of Rock Spring II Limited Partnership (Incorporated by reference from Exhibit No. 10(b) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.14 Amended and Restated Ground Lease Indenture, dated November 14, 1990, between Anne D. Camalier (Landlord) and Rock Spring II Limited Partnership (Tenant) (Incorporated by reference from Exhibit No. 10(c) to Registrant's Current Report on Form 8-K filed on February 24, 1992)

10.15 Finance Facility Contract (and Supplemental Agreements thereto), dated December 20, 1991, among the International Maritime Satellite Organization (Inmarsat), Abbey National plc, General Electric Technical Services Company, Inc., European Investment Bank, Kreditanstalt Fuer Wiederaufbau, Instituto Mobiliare Italiano S.p.A., Credit National, Societe Nationale de Credit a L'Industrie, Finansieringsinstituttet for Industri OG Haandvaerk A/S, De Nationale Investeringsbank NV, and Osterreichische Investitionkredit Aktiengesellschaft relating to the financing of three Inmarsat spacecraft (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991)

10.16* Registrant's Directors and Executives Deferred Compensation Plan, as amended by the Board of Directors on July 15, 1993 (Incorporated by reference from Exhibit No. 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.17 Fiscal Agency Agreement, dated as of August 6, 1992, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (dd) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.18 Fiscal Agency Agreement, dated as of January 19, 1993, between International Telecommunications Satellite Organization and Morgan Guaranty Trust Company of New York (Incorporated by reference from Exhibit No. 10 (ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.19 Agreement dated July 1, 1993, between Registrant and AT&T Easylink Services relating to exchange of telex traffic (Incorporated by reference from Exhibit No. 10(bb) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.20 Agreement dated July 27, 1993, between the Registrant and American Telephone & Telegraph Company relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(cc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.21 Amendment to Exhibit 10.20 dated as of December 1, 1995 (Incorporated by reference from Exhibit No. 10.34 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.22 Amendment to Exhibit 10.20 dated as of January 8, 1997 (Incorporated by reference from Exhibit No. 10.32 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.23 Agreement dated November 6, 1998, between Registrant and MCI International, Inc. relating to exchange of traffic (Incorporated by reference from Exhibit No. 10.23 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

10.24 Agreement dated November 30, 1993, between the Registrant and Sprint Communications Company L.P. relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ee) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.25 Amendment to Exhibit 10.24 dated April 7, 1995 (Incorporated by reference from Exhibit No. 10(a)(i) to Registrant's Report on Form 10-Q/A Amendment No. 2 dated June 29, 1995 for the quarter ended March 31, 1995)

10.26 Agreement dated December 10, 1993, between Registrant and Sprint International relating to the exchange of traffic (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.27 Credit Agreement dated as of December 17, 1993 among Registrant, NationsBank of North Carolina, N.A., Bank of America National Trust and Savings Association, The First National Bank of Chicago, The Chase Manhattan Bank, N.A., The Sumitomo Bank, Limited, New York Branch, Swiss Bank Corporation, New York Branch, as lenders, and NationsBank of North Carolina, N.A., as agent (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.28 Amendment No. 1 to Exhibit 10.27 dated as of December 17, 1994 (Incorporated by reference from Exhibit No. 10(cc)(i) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

10.29 Agreement dated January 24, 1994, between MCI International, Inc. and Registrant relating to utilization of space segment (Incorporated by reference from Exhibit No. 10(ii) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.30 Amendment to Exhibit 10.29 dated as of July 1, 1995 (Incorporated by reference from Exhibit No. 10.42 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995)

10.31 Amendment to Exhibit 10.29 dated as of September 17, 1996 (Incorporated by reference from Exhibit No. 10.41 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.32 Agreement dated June 1, 1996, between Registrant and AT&T relating to exchange of traffic (Incorporated by reference from Exhibit 10.32 to Registrant's Report on Form 10-K for the fiscal year ended December 31,
       1998)

10.33 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Bankers Trust Company, Fiscal Agent and Principal Paying Agent, dated as of March 22, 1994 (Incorporated by reference from Exhibit No. 10(kk) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.34 Distribution Agreement dated July 11, 1994 between Registrant and CS First Boston Corporation, Salomon Brothers Inc and Nationsbanc Capital Markets, Inc., as Distributors, of Registrant's Medium-Term Notes, Series A (Incorporated by reference from Exhibit No. 10(ff) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

10.35 Fiscal Agency Agreement between International Telecommunications Satellite Organization, Issuer, and Morgan Guaranty Trust Company, Fiscal Agent and Principal Paying Agent, dated as of October 14, 1994 (Incorporated by reference from Exhibit No. 10(gg) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

10.36* Registrant's Annual Incentive Plan (Incorporated by reference from
       Exhibit No. 10(hh) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

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

10.45 Registration Rights Agreement, dated as of September 18, 1998, between COMSAT Corporation and Lockheed Martin Corporation (Incorporated by reference to Exhibit 4 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.46 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Betty C. Alewine, dated as of September 18, 1998 (Incorporated by reference to Exhibit 10 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.47 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Allen E. Flower, dated as of September 18, 1998 (Incorporated by reference to Exhibit 12 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.48 Amendment to Amended and Restated Employment Agreement, between COMSAT Corporation and Warren Y. Zeger, dated as of September 18, 1998 (Incorporated by reference to Exhibit 14 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.49 Stock Purchase and Sale Agreement, dated as of March 16, 1998 among COMSAT Corporation, TBG Industries, Inc. and Prodelin Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998)

10.50 Master Lease Agreement by and between LCOR Clarksburg L.L.C., as Landlord, and COMSAT Corporation, as Tenant, dated as of September 12, 1997 (Incorporated by reference from Exhibit 10.50 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

10.51 Facilities Lease Agreement by and between LCOR Clarksburg L.L.C., as Landlord, and COMSAT Corporation, as Tenant, dated as of September 12, 1997 (Incorporated by reference from Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

10.52 Agreement among COMSAT Corporation, COMSAT Argentina, S.A. and ICO Global Communications (Holdings) Limited, ICO Global Communications Holdings B.V. and ICO Global Communications Services Inc., dated as of September 30, 1998 (Incorporated by reference from Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended December 31,
       1998)

10.53* COMSAT Corporation Retention Bonus Plan, effective as of September 18,
       1998 (Incorporated by reference to Exhibit 15 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.54* COMSAT Corporation Amended and Restated Change of Control Severance
       Plan, effective as of September 18, 1998 (Incorporated by reference to Exhibit 16 to the Registrant's Solicitation/Recommendation Statement on
       Schedule 14D-9 filed on September 25, 1998)

10.55* Amendment to COMSAT Corporation 1995 Key Employee Stock Plan, dated as of
       September 18, 1998 (Incorporated by reference to Exhibit 17 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.56* Amendment to COMSAT Corporation 1990 Key Employee Stock Plan, dated as of
       September 18, 1998 (Incorporated by reference to Exhibit 18 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.57* Amendment to COMSAT Corporation Non-Employee Directors Stock Plan, dated as of September 18, 1998 (Incorporated by reference to Exhibit 19 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.58* Amendment to COMSAT Corporation Directors and Executives Deferred
       Compensation Plan, dated as of September 18, 1998 (Incorporated by reference to Exhibit 20 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

10.59 Land Earth Station Operator Agreement among COMSAT Corporation, Inmarsat Holdings LTD and Inmarsat LTD dated as of February 10, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999).

10.60 Shareholders Agreement between INMARSAT ONE LTD, subsequently renamed Inmarsat Holdings LTD, and COMSAT Corporation dated as of February 9, 1999 (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999).

10.61 Fifth Amendment to Agreement (see Exhibit 10.20), dated as of October 1, 1999, between the Registrant and AT&T Corp. relating to utilization of space segment.

10.62 Consulting Agreement, between the Registrant and Lawrence S. Eagleburger, dated as of October 14, 1999.

Exhibit No. 21 - Subsidiaries of the Registrant as of December 31, 1999

Exhibit No. 23 - Consents of experts and counsel

       Consent of Independent Auditors dated March 28, 2000.

Exhibit No. 24 - Power of Attorney

Exhibit No. 27 - Financial Data Schedule


       (b)  Reports on Form 8-K

       None.

*Compensatory plan or arrangement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMSAT CORPORATION
                                       (Registrant)

Date:  March 30, 2000                  By /s/ Alan G. Korobov
                                       -----------------------------
                                       (Alan G. Korobov, Controller)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by each of the following persons on behalf of the Registrant and in the capacity indicated as of March 30, 2000.

                     (1)  Principal executive officer

                     By   /s/ Betty C. Alewine*
                        --------------------------------------
                        (Betty C. Alewine, President and Chief
                        Executive Officer and Director)


                     (2)  Principal financial officer

                     By   /s/ Allen E. Flower*
                        --------------------------------------
                        (Allen E. Flower, Vice President and
                        Chief Financial Officer)


                     (3)  Principal accounting officer

                     By   /s/ Alan G. Korobov
                        --------------------------------------
                        (Alan G. Korobov, Controller)

                     (4)  Board of Directors

                     By   /s/ Edwin I. Colodny*
                        --------------------------------------
                        (Edwin I. Colodny, Chairman and
                        Director)


                     By   /s/ Marcus C. Bennett*
                        --------------------------------------
                        (Marcus C. Bennett, Director)


                     By   /s/ Lucy Wilson Benson*
                        --------------------------------------
                        (Lucy Wilson Benson, Director)


                     By   /s/ Neal B. Freeman*
                        --------------------------------------
                        (Neal B. Freeman, Director)


                     By   /s/ Caleb B. Hurtt*
                        --------------------------------------
                        (Caleb B. Hurtt, Director)


                     By   /s/ Peter W. Likins*
                        --------------------------------------
                        (Peter W. Likins, Director)


                     By   /s/ Larry G. Schafran*
                        --------------------------------------
                        (Larry G. Schafran, Director)


                     By   /s/ John V. Sponyoe*
                        --------------------------------------
                        (John V. Sponyoe, Director)

                     By   /s/ Robert G. Schwartz*
                        --------------------------------------
                        (Robert G. Schwartz, Director)


                     By   /s/ Kathryn C. Turner*
                        --------------------------------------
                        (Kathryn C. Turner, Director)


                     By   /s/ Guy P. Wyser-Pratte*
                        --------------------------------------
                        (Guy P. Wyser-Pratte, Director)



*By   /s/ Alan G. Korobov
      --------------------------------------
      Alan G. Korobov
       Attorney-in-fact

                      COMSAT CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997


                                            Balance at
                                             Beginning   Charged to                  Balance at
In thousands                                  of Year     Expenses   Deductions(a)  End of Year
------------------------------------------------------------------------------------------------
1997:
Allowance for loss on accounts receivable       $11,159      $6,306      $2,730          $14,735
Allowance for loss on investments               $ 1,105      $1,008           -          $ 2,113

1998:
Allowance for loss on accounts receivable       $14,735      $4,749      $2,361          $17,123
Allowance for loss on investments               $ 2,113      $1,950           -          $ 4,063

1999:
Allowance for loss on accounts receivable       $17,123      $5,472      $7,209          $15,386
Allowance for loss on investments               $ 4,063           -      $1,950          $ 2,113

(a) Uncollectible amounts written off, recoveries of amounts previously reserved, and other adjustments.

                   INDEX OF EXHIBITS FILED WITH THIS REPORT



Exhibit No.      Description
-----------      -----------


10.61 Fifth Amendment to Agreement (see Exhibit 10.20), dated as of October 1, 1999, between the Registrant and AT&T Corp. relating to utilization of space segment.

10.62 Consulting Agreement, between the Registrant and Lawrence S. Eagleburger, dated as of October 14, 1999.

21       Subsidiaries of the Registrant as of December 31, 1999

23       Consent of Independent Auditors dated March 28, 2000

24       Power of Attorney

27       Financial Data Schedule