Form 10-Q
period 2000-03-31
COMSAT CORP
filed 2000-05-09
CIK 22698

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2000
                          Commission File Number 1-4929




                               COMSAT CORPORATION
                             6560 Rock Spring Drive
                               Bethesda, MD 20817
                                 (301) 214-3000



                District of Columbia             52-0781863
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)     Identification No.)





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

53,278,465 shares of the Registrant's common stock were outstanding as of March 31, 2000.

PART I.     Financial Information

Item 1.       Interim Financial Statements for the Corporation (Unaudited)

                       COMSAT CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Income Statements

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                     ---------------------------
In thousands, except per share amounts                                                      2000           1999
----------------------------------------------------------------------------------------------------------------

Revenues                                                                             $   171,436    $   144,541
                                                                                     ------------   ------------
Operating expenses:
     Cost of services                                                                     91,040         80,502
     Depreciation and amortization                                                        38,749         42,506
     Research and development                                                              2,316          1,720
     General and administrative                                                            6,017          5,201
     Merger costs                                                                          1,291          1,836
                                                                                     ------------   ------------
     Total operating expenses                                                            139,413        131,765
                                                                                     ------------   ------------
Operating income                                                                          32,023         12,776
Other income (expense), net                                                               10,320         17,097
Interest costs, net of amounts capitalized                                                (8,606)        (9,777)
                                                                                     ------------   ------------
Income before income taxes                                                                33,737         20,096
Income tax expense                                                                       (12,745)        (8,070)
                                                                                     ------------   ------------
Net income                                                                           $    20,992    $    12,026
                                                                                     ============   ============

Earnings per common share:
     Basic                                                                           $      0.40    $      0.23
     Assuming dilution                                                                      0.39           0.22



The accompanying notes are an integral part of these financial statements.

COMSAT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets


In thousands                                                                          March 31,   December 31,
                                                                                           2000           1999
----------------------------------------------------------------------------------------------------------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                                       $    44,694    $    78,632
     Receivables                                                                         167,374        149,973
     Other                                                                                49,438         62,017
                                                                                     ------------   ------------
          Total current assets                                                           261,506        290,622
                                                                                     ------------   ------------

Property and equipment (net of accumulated depreciation
    of $1,268,855 in 2000 and $1,209,924 in 1999)                                        936,815        912,475
Investments                                                                              359,845        327,684
Other assets                                                                             125,685        120,943
                                                                                     ------------   ------------
          Total assets                                                               $ 1,683,851    $ 1,651,724
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt                                            $       810    $       786
     Accounts payable and accrued liabilities                                            109,304        114,081
     Due to related parties                                                               27,961         27,893
     Other                                                                                14,686          6,928
                                                                                     ------------   ------------
     Total current liabilities                                                           152,761        149,688
                                                                                     ------------   ------------

Long-term debt                                                                           414,716        408,979
Deferred income taxes and investment tax credits                                         117,487        110,214
Accrued post-retirement benefit costs                                                     49,058         49,075
Other long-term liabilities                                                              128,112        136,063
Preferred securities issued by subsidiary                                                200,000        200,000

Stockholders' equity:
     Common stock                                                                        451,010        448,072
     Retained earnings                                                                   248,015        229,681
     Treasury stock                                                                       (9,211)        (8,991)
     Unearned compensation                                                                (3,798)        (2,804)
     Accumulated other comprehensive loss                                                (64,299)       (68,253)
                                                                                     ------------   ------------
          Total stockholders' equity                                                     621,717        597,705
                                                                                     ------------   ------------
          Total liabilities and stockholders' equity                                 $ 1,683,851    $ 1,651,724
                                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Cash Flow Statements

                                                                                       Three Months Ended March 31,
                                                                                       ------------------------------
In thousands                                                                                2000            1999
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                                      $   $20,992    $    12,026
     Adjustments to reconcile net income to net cash provided by continuing operations:
          Depreciation and amortization                                                   38,749         42,506
          Equity in net earnings of affiliates                                            (4,915)        (5,963)
          Gain on sale of investments                                                     (5,736)       (13,075)
     Changes in operating assets and liabilities                                          (5,252)         8,446
     Other                                                                                (2,438)         1,900
                                                                                     ------------   ------------
     Net cash provided by continuing operations                                           41,400         45,840
     Net cash used by discontinued operations                                             (2,421)        (5,323)
                                                                                     ------------   ------------
     Net cash provided by operating activities                                            38,979         40,517
                                                                                     ------------   ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (42,131)       (28,038)
     Investments in unconsolidated businesses                                             (1,250)             -
     Proceeds from sale of investments                                                     8,243         15,100
     Increase in INTELSAT ownership                                                      (37,121)       (38,064)
     Distribution from Inmarsat                                                                -         31,248
     Other                                                                                 2,241            330
                                                                                     ------------   ------------
     Net cash used in investing activities                                               (70,018)       (19,424)
                                                                                     ------------   ------------

Cash flows from financing activities:
     Common stock issued                                                                     997          1,673
     Cash dividends paid                                                                  (2,658)        (2,631)
     Repayment of long-term debt                                                            (192)        (7,238)
     Payment of satellite performance incentives                                          (1,046)        (1,096)
                                                                                     ------------   ------------
     Net cash used by financing activities                                                (2,899)        (9,292)
                                                                                     -------------- ------------

Net increase (decrease) in cash and cash equivalents                                     (33,938)        11,801
Cash and cash equivalents, beginning of period                                            78,632         30,795
                                                                                     ------------   ------------
Cash and cash equivalents, end of period                                             $    44,694    $    42,596
                                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                       COMSAT CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Financial Statement Presentation

         COMSAT prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the SEC. These financial statements should be read together with the financial statements and notes in COMSAT's 1999 Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which, in our opinion, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

         Electromechanical Systems, Inc. was excluded from the COMSAT RSI, Inc. sale in 1998 and retained by COMSAT pending its possible sale. Effective January 1, 2000, Electromechanical Systems is now reported in continuing operations. Prior to 2000, Electromechanical Systems was reported in discontinued operations. The assets, revenues and income of Electromechanical Systems have not been material to COMSAT's consolidated financial position or operating results.

2.       Agreement and Plan of Merger with Lockheed Martin Corporation

         COMSAT and Lockheed Martin Corporation entered into an Agreement and Plan of Merger on September 18, 1998. Under the terms of the merger agreement, Lockheed Martin will acquire all of the outstanding common stock of COMSAT in a two-step transaction. On September 18, 1999, Lockheed Martin completed the first step of the transaction, a tender offer to purchase 49% of COMSAT's outstanding common stock at a price of $45.50 per share. The second step of the transaction, the merger of COMSAT with a Lockheed Martin subsidiary in which COMSAT's remaining stock will be converted into Lockheed Martin common stock on a one-for-one basis, remains subject to satisfaction of several conditions, including regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" of this Form 10-Q and Note 2 to the financial statements in our 1999 Form 10-K for additional information regarding the merger. Prior to completing the tender offer, COMSAT sold COMSAT Government Systems, Inc., an authorized carrier subsidiary, to Lockheed Martin at book value.

3.       INTELSAT Share Change

         During the first quarter of 2000, we paid $37.1 million to increase our total ownership share of INTELSAT to 22.5% from 20.4% at December 31, 1999.

4.       Change in Depreciable Lives of Satellites

         Effective July 1, 1999, COMSAT extended the depreciable lives of certain INTELSAT satellites by two to three years to reflect the current estimated useful lives of those satellites. This change had the effect of decreasing depreciation expense by $5.1 million in the first quarter of 2000.

5.       Regulatory Environment and Litigation

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

         In March 2000, Congress passed and the President signed the ORBIT Act. The ORBIT Act amends the Satellite Act and repeals upon enactment the special restrictions on the ownership of COMSAT common stock and FCC regulation of COMSAT's capital structure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" of this Form 10-Q for additional information regarding the merger.

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

         In January 1999, the U.S. Department of Justice announced that it had joined a lawsuit filed by former employees of Electromechanical Systems, Inc., a wholly-owned subsidiary of the corporation, under the qui tam provisions of the Civil False Claims Act. The corporation acquired Electromechanical Systems in 1994 as part of the corporation's acquisition of Radiation Systems, Inc. The lawsuit names Electromechanical Systems, the corporation and several current and former Electromechanical Systems employees and seeks potential damages estimated at up to $40,000,000. The Department of Justice has been granted a stay of the lawsuit pending the outcome of a separate criminal investigation into the same allegations that is currently being conducted by the U.S. Attorney's office in Tampa, Florida. The corporation intends to vigorously defend this matter but cannot predict the ultimate outcome or estimate the amount of liability, if any, that could result from any civil or criminal sanctions the government may seek. There can be no assurances, however, that any such liability would not be material.

6.       Earnings Per Share

         The following reconciliation illustrates the calculation of our basic and diluted earnings per share amounts for the three month periods ended March 31, 2000 and 1999:


                                                                  Three Months Ended
                                                                      March 31,
                                                                 ---------------------
         In millions, except per share amounts                        2000       1999
         -----------------------------------------------------------------------------

         Net income                                              $    21.0   $   12.0
                                                                 ==========  =========

         Basic:
         Weighted average shares outstanding                          53.1       52.5
                                                                 ==========  =========
             Per share                                           $     0.40  $    0.23
                                                                 ==========  =========

         Assuming dilution:
         Weighted average shares outstanding                          53.1       52.5
         Stock options                                                 0.1        1.1
         Restricted stock awards and units                               -        0.1
                                                                 ----------  ---------
         Total                                                        53.2       53.7
                                                                 ==========  =========
             Per share                                           $     0.39       0.22
                                                                 ==========  =========


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

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
         In millions                                                   2000       1999
         -------------------------------------------------------------------------------

         Net income                                              $    21.0    $  12.0
         Other comprehensive income (loss):
         Unrealized gain (loss) on securities                         (2.2)     (10.5)
         Foreign currency translation                                  6.1      (50.4)
                                                                 ----------  ----------
         Total comprehensive income (loss)                       $    24.9   $  (48.9)
                                                                 ==========  ==========

         The unrealized loss on securities represents an adjustment to reclassify $2.2 million of unrealized gains to net income in the first quarter of 2000. Foreign currency translation principally relates to the appreciation (devaluation) of the Brazilian currency (the Real).

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

         COMSAT retained a long-term construction contract for a radio astronomy telescope in Green Bank, West Virginia. We also retained a claim against the prime contractor to recover $29.0 million in costs incurred in performing the Green Bank contract, which are in excess of the original contract value. The prime contractor has filed a counterclaim seeking $13.1 million in damages for delay. The claim and counterclaim are currently in arbitration. There can be no assurance that we will be successful in collecting all or any portion of this claim, or that we will prevail in defense of the counterclaim.

         The loss upon disposition of discontinued operations is based upon our best estimates of the estimated costs to complete the Green Bank contract, the amount to be realized from the $29.0 million Green Bank contract arbitration claim, potential indemnification claims and other costs related to the discontinued operations. These estimates could change as additional costs are incurred to complete the Green Bank contract, upon resolution of the arbitration and upon resolution of other matters related to the COMSAT RSI discontinued operations.

         The net assets of COMSAT RSI remaining were $11.6 million at March 31, 2000 and $10.5 million at December 31, 1999. The net assets consist primarily of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for the estimated loss on disposal.

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

10.      Segment Information

         Selected information regarding our operating segments, World Systems
         (CWS), Mobile Communications (CMC), International (CI) and Laboratories
         (Labs) follows:


Three Months Ended
(in millions)                    CWS       CMC       CI       Labs       Other       Total
--------------------------------------------------------------------------------------------------

March 31, 2000:
Revenues:
   External customers          $  98.5   $  29.0   $  28.2   $  11.0   $   4.7    $  171.4
   Intersegment                    0.6       0.8       0.1       0.9      (2.4)          -
                               --------  --------  --------  --------  --------   ---------
   Total                       $  99.1   $  29.8   $  28.3   $  11.9   $   2.3    $  171.4
                               ========  ========  ========  ========  ========   =========

Segment income (loss)          $  50.4   $   6.9   $  (6.7)  $  (1.0)  $ (15.9)   $   33.7
                               ========  ========  ========  ========  ========   =========

March 31, 1999:
Revenues:
External customers             $  78.4   $  29.6   $  27.7   $   8.8   $     -    $  144.5
Intersegment                       0.5       0.1         -       1.1      (1.7)          -
                               --------  --------  --------  --------  --------   ---------
Total                          $  78.9   $  29.7   $  27.7   $   9.9   $  (1.7)   $  144.5
                               ========  ========  ========  ========  ========   =========

Segment income (loss)          $  29.3   $   4.8   $   8.8   $  (1.5)  $ (21.3)   $   20.1
                               ========  ========  ========  ========  ========   =========

We evaluate the performance of our operating segments based on income (loss) before income taxes and interest costs. The "Other" column includes Electromechanical Systems, the elimination of intersegment revenues, corporate related items and interest costs, net of amounts capitalized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 2000



                             ANALYSIS OF OPERATIONS

Consolidated Operations

Revenues

         Consolidated revenues for the first quarter of 2000 were $171.4 million, which was $26.9 million or 19% better than the first quarter of 1999. This was primarily due to increased revenues in World Systems. In addition, revenue improvements were recorded in all other segments as compared to the same period of 1999.

Operating Income

         Operating income for the three months ended March 31, 2000 was $32.0 million, or $19.2 million higher than the same period of last year. This was principally due to increased operating income in World Systems. Operating income also improved in Mobile Communications and the Laboratories. The operating loss in International was higher in the first quarter of 2000, as compared to the same period of 1999. In addition, the first quarter 2000 results included $1.3 million in expenses related to the proposed merger with Lockheed Martin Corporation as compared to $1.8 million during the first quarter of 1999.

Other Income (Expense), Net

         Other income (expense), net for the first quarter of 2000 was income of $10.3 million, which compares to income of $17.1 million for the same period of 1999. The first three months of 2000 included gains of $5.7 million from the sale of investments. The comparative quarter of 1999 included a $13.1 million gain from the sale of an investment.

Interest Costs, Net of Amounts Capitalized

         Interest costs, net of amounts capitalized, for the first three months of 2000 were $8.6 million, which was $1.2 million below the first quarter of 1999. This change was primarily due to an increase in the amount of interest we capitalized related to the construction of INTELSAT satellites.

Income Before Income Taxes

         Income before income taxes for the first quarter of 2000 was $33.7 million, which was $13.6 million higher than the same period of 1999. This increase was primarily the result of a $21.1 million improvement in World Systems income before taxes. In addition, increases in income before taxes in Mobile Communications and Laboratories were partially offset by increased losses in International. Gains on the sale of investments were $5.7 million during the first quarter of 2000, compared to $13.1 million in the first quarter of 1999.

Income Tax Expense

         Income tax expense for the first quarter of 2000 was $12.7 million, compared to expense of $8.1 million in the first quarter of l999 and was higher due to increased income.

Net Income

         Net income for the three months ended March 31, 2000 was $21.0 million, or $9.0 million higher than the same period last year. The earnings per share on a fully diluted basis for the first quarter of 2000 was $0.39, as compared to $0.22 for the first quarter of 1999.

Segment Operating Results

         We report our operating results in four segments: World Systems, Mobile Communications, International and the Laboratories. We evaluate the performance of our operating segments based on segment income (loss) before taxes and interest costs. Prior to January 1, 2000, Electromechanical Systems, Inc. was included in discontinued operations. Beginning in 2000, Electromechanical Systems is being reported in continuing operations in the "other" categories listed below.



Results by Segment:

                                              Quarter Ended March 31,
                                           --------------------------------
In millions                                      2000                 1999
---------------------------------------------------------------------------
REVENUES
--------
World Systems                                $  99.1              $  78.9
Mobile Communications                           29.8                 29.7
International                                   28.3                 27.7
Laboratories                                    11.9                  9.9
Eliminations and other                           2.3                 (1.7)
                                             -----------------------------
         Total                               $ 171.4                144.5
                                             =============================

SEGMENT INCOME (LOSS)
---------------------
World Systems                                $  50.4              $  29.3
Mobile Communications                            6.9                  4.8
International                                   (6.7)                 8.8
Laboratories                                    (1.0)                (1.5)
                                             -----------------------------
         Total segment income                   49.6                 41.4

General and administrative expenses             (6.0)                (5.2)
Merger costs                                    (1.3)                (1.8)
Interest costs, net of amounts capitalized      (8.6)                (9.8)
Other income (expense), net                        -                 (4.5)
                                             ------------------------------
         Total                               $  33.7              $  20.1
                                             ==============================


World Systems

         World Systems revenues in the first three months of 2000 were $99.1 million, which was $20.2 million or 26% higher than the same period last year. World Systems first quarter 2000 segment income was $50.4 million, as compared to $29.3 million for the same period of 1999. These results include $9.2 million in segment income realized from the settlement of a commercial lawsuit. Of this amount, $5.7 million was included in revenues. The remainder of the improvement in revenues was principally due to increased demand for Internet services and other high-speed data traffic and our increased ownership in INTELSAT. The improvement in segment income was primarily the result of the settlement of the lawsuit, the change in the depreciable lives of satellites in the second half of 1999 and increased ownership in INTELSAT. In March 2000, we paid $37.1 million to increase our total ownership share of INTELSAT from 20.4% to 22.5%.

Mobile Communications

         Mobile Communications first quarter 2000 revenues were $29.8 million, which was $100,000 above the same period last year. This was primarily the result of increased revenue from the U.S. Navy lease contract, offset by lower analog telephone traffic. Mobile Communications segment income in the first quarter was $6.9 million, or $2.1 million above the first three months of 1999. The increase in segment income was due to a $2.0 million decrease in operating expenses and a $2.4 million gain from the sale of a portion of Mobile Communications stock in ICO Global Communications (Holdings) Limited. COMSAT wrote off its investment in ICO after ICO filed for bankruptcy in the third quarter of 1999. Partially offsetting these improvements were the following items related to our investment in Inmarsat. As a result of the privatization of Inmarsat in April 1999, Mobile Communications share of Inmarsat's results now include income taxes that were not reported in Mobile Communications results in the first quarter of 1999. The income taxes decreased Mobile Communications first quarter 2000 segment income by $1.5 million. In addition, Mobile Communications 1999 results included $1.5 million from its share of a gain realized by Inmarsat in March 1999.

International

         International's first quarter 2000 revenues were $28.3 million, or 2% above the $27.7 million reported in the comparative period of last year. This improvement was due to revenue increases in Argentina and Turkey, offset in part by declines in Mexico and Colombia. International's segment loss in the first quarter of 2000 was $6.7 million, which compares to segment income of $8.8 million in the first quarter of 1999. During the first quarter of 1999, International sold a portion of its investment in Viatel, Inc. and recognized a $13.1 million gain. Exclusive of this gain, International's loss in the first quarter of 2000 was $2.4 million higher than the same period of 1999. This increase in International's segment loss was primarily due to higher operating costs in Brazil and lower revenues in Mexico and Colombia.

Laboratories

         The Laboratories revenues in the first quarter of 2000 were $11.9 million, which was $2.0 million or 20% higher than the same period last year. The segment loss for the Laboratories for the first quarter was $1.0 million, or $500,000 less than the loss for the first quarter of 1999. The improvement in both revenues and segment loss was due primarily to growth in the Laboratories' systems and technology business.


                                     OUTLOOK

         Many of the statements that follow are forward looking and relate to anticipated future events and operating results. You should consider the factors described under "Forward-Looking Statements--Safe Harbor Provisions" in evaluating the forward-looking statements in this report.

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

         The Open-Market Reorganization for the Betterment of International Telecommunications Act (commonly referred to as the "ORBIT Act"), which was passed by Congress and signed by the President in March 2000, removes the ownership limitation on COMSAT's common stock contained in the Communications Satellite Act of 1962 and will permit the merger to be completed following receipt of required regulatory approvals and satisfaction of closing conditions. Other provisions of the ORBIT Act are described under "Legislative and Regulatory Developments." COMSAT expects that the required regulatory approvals will be received and other closing conditions will be satisfied so that the merger can be concluded this summer.

         Completion of the merger remains subject to satisfaction of the conditions set forth in the merger agreement. The principal remaining conditions are:


   o Receipt of transfer of control authorization from the FCC and remaining consents from other governmental authorities; and

   o There is no event that has had or would reasonably be expected to have a significant adverse effect on COMSAT.

         Before the merger can be completed, Lockheed Martin must obtain FCC approval for the transfer of control, of COMSAT. On April 22, 2000, the waiting period under the Hart-Scott-Rodino Antritrust Improvements Act expired with respect to the notice previously filed by Lockheed Martin to report its proposed secondary acquisition, via the merger, of certain minority interests that COMSAT currently holds (e.g., Inmarsat and New Skies). In addition, Lockheed Martin and COMSAT have filed notices pursuant to antitrust laws with the applicable competitive authorities in several foreign jurisdictions. We expect that the FCC and foreign antitrust authorities will grant the final required approvals and consents. Their response time could affect the estimated time frame for closing the merger. We do not believe that passage of the ORBIT Act has had a significant adverse effect on COMSAT. There can be no assurance that a subsequent event will not occur which could reasonably be expected to have a significant adverse effect on COMSAT. If the merger is not completed by September 18, 2000, either Lockheed Martin or COMSAT may terminate the merger agreement.

         For the merger to qualify as a tax-free reorganization, in addition to certain other conditions, the value of the Lockheed Martin common stock exchanged for COMSAT common stock in the merger must be at least 40% of the total consideration received by COMSAT shareholders in the tender offer and merger combined, assuming that the tender offer and merger are treated as a single integrated transaction for U.S. federal income tax purposes. COMSAT shareholders received $45.50 per share in cash for shares tendered in the tender offer. Whether the merger will qualify as a tax-free reorganization will depend upon Lockheed Martin's stock price immediately prior to the merger, as well as the number of COMSAT shares outstanding at the time of the merger and the number of fractional share interests paid in cash. Based on the number of COMSAT shares outstanding as of March 31, 2000, if the trading price of Lockheed Martin common stock is less than approximately $28.83 per share immediately prior to consummation of the merger and assuming other conditions are met, the consideration to be received by COMSAT shareholders in the merger will be taxable for U.S. federal income tax purposes to the extent of any applicable gain or loss. If the merger had been consummated as of May 8, 2000, based on the price for Lockheed Martin common stock as of that date and assuming integration of the tender offer and merger, the merger would not have qualified as a tax-free reorganization, and COMSAT shareholders would have recognized gain or loss on the exchange of shares in the merger. The tax consequences of the merger to shareholders will depend on their own situation. Therefore, shareholders should consult their tax advisors for a full understanding of these tax consequences.

Restructuring of INTELSAT

         INTELSAT is continuing its efforts to transform itself from a treaty-based, intergovernmental organization to a private, commercial company. In October 1999, INTELSAT's Assembly of Parties (a meeting of the member governments of INTELSAT) unanimously approved a plan targeting the privatization of INTELSAT as early as April 1, 2001. Following privatization, INTELSAT would operate as a private corporation without intergovernmental privileges and immunities. While the new privatized company initially would not be publicly traded, it is contemplated that an initial public offering would take place in 2002, subject to market conditions and the actual date operations are transferred to the restructured INTELSAT. COMSAT is committed to privatizing INTELSAT in a pro-competitive manner at the earliest possible time. As a minority shareholder and the U.S. Signatory to INTELSAT, however, we lack the ability to independently effect a restructuring of INTELSAT. The success and timing of our efforts will depend on our ability to achieve a consensus among other Signatories and participating member governments.

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

         The ORBIT Act also establishes an April 1, 2001 deadline for the privatization of INTELSAT, as well as criteria for determining whether the privatizations of INTELSAT, Inmarsat and New Skies will be deemed "pro-competitive." These criteria include the requirement that each entity conduct an initial public offering by a date certain, that such public offerings substantially dilute existing ownership of the satellite systems and that each entity's board have a majority of independent directors. The FCC may extend the deadlines for completion of the public offering in consideration of market conditions and relevant business factors related to the timing of the offering, but the extensions may not permit the offering to occur after a specified date. The dates prescribed by the ORBIT Act for the initial public offerings to occur and the last extension dates are:

   o For INTELSAT--October 1, 2001 (unless extended by the FCC but not later than December 31, 2002);

   o For Inmarsat--October 1, 2000 (unless extended by the FCC but not later than December 31, 2001); and

   o For New Skies--July 1, 2000 (unless extended by the FCC but not later than July 31, 2001).

         The ORBIT Act provides that, if these and other criteria are not met, the FCC may not license U.S. users (or may limit such licenses) to access the satellite capacity of the privatized entities for so-called "non-core" services. Non-core services include, for INTELSAT and New Skies, everything but capacity for public-switched voice communications and occasional use television, and for Inmarsat, all commercial services. COMSAT believes that the privatization criteria are achievable within the statutory deadlines and, therefore, does not believe that severe sanctions (other than possible user license conditions) are likely to be imposed. The ORBIT Act also includes an exception for national security, law enforcement and public safety applications, and various other qualifications.

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

         In addition, the ORBIT Act removes COMSAT's immunity from suit in its capacity as an INTELSAT Signatory. A limited exception is provided for actions taken to carry written out instructions of the U.S. Government.

         Prior to enactment of the legislation, on September 15, 1999, the FCC adopted a new policy of direct access to INTELSAT in the United States. Specifically, the FCC authorized "Level 3" direct access. The FCC rejected requests to allow entities other than COMSAT to invest in INTELSAT proportionate to their usage, finding that the FCC lacked the authority under the Satellite Act to permit "Level 4" direct access. In addition, the FCC authorized COMSAT to file a tariff to charge all direct access users a surcharge to recover costs incurred by COMSAT as Signatory to INTELSAT. COMSAT's new direct access tariff became effective on December 6, 1999. Under the tariff, direct access users in 2000 must pay COMSAT 5.58% of the rate the direct access users pay to INTELSAT for capacity ordered directly. The level of this surcharge will be reviewed in late 2000, and the surcharge will be eliminated upon privatization of INTELSAT.

         In the direct access proceeding, the FCC also rejected claims that COMSAT's long-term carrier contracts should be subject to government abrogation under the "fresh look" doctrine, thus preserving COMSAT's backlog of contracted capacity commitments. Moreover, the FCC declined at that time to pursue claims for "portability" of COMSAT's capacity to users.

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

Year 2000 Issue (Year 2000 Readiness Disclosure)

         Since January 1, 2000, we have not experienced any material year 2000 issue problems. The year 2000 issue stemmed from existing computer programs that were written using two digits rather than four digits to define the applicable year (e.g., "99" for 1999). It was expected that some computer programs with date-sensitive software might not operate properly when the last two digits become "00," as occurred on January 1, 2000. We are continuing to monitor all functions for year 2000 compliance.

Forward-Looking Statements--Safe Harbor Provisions

        This report contains "forward-looking statements" within the meaning of the federal securities laws. Those statements are not based on historical fact and may not prove to be accurate. Words such as "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "scheduled" and similar expressions are intended to identify forward-looking statements.

        Statements that look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions. All forward-looking statements involve risks and uncertainties. Forward-looking statements and COMSAT's future operating results may be affected by various factors. These factors include, among others:

   o     the timing and outcome of regulatory and other governmental proceedings

   o implementation of the ORBIT Act, including INTELSAT's reaction to its enactment

   o     the proposed merger of COMSAT with Lockheed Martin

   o     developments concerning the privatization of INTELSAT

   o marketconditions and other factors affecting the ability of INTELSAT, Inmarsat and New Skies to complete their planned initial public offerings

   o international business conditions (e.g., foreign currency devaluation and economic instability in foreign Markets)

   o     increased competition for satellite and networking services

   o the recent ability of users to access the INTELSAT satellite system directly without contracting through COMSAT

   o the responsiveness of customers to COMSAT's existing and new service offerings

   o     the outcome of contingencies, including litigation and other matters

   o     economic, political and technological risks and uncertainties, and

   o subsequent developments and changes in business conditions not currently known or anticipated.

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

         For additional discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to our Annual Report on Form 10-K for 1999, as well as the matters identified throughout this report.


                         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of cash during the first quarter of 2000 was cash from operations. COMSAT's working capital at March 31, 2000 was $108.7 million, which was $32.2 million lower than at the end of 1999. This decrease in working capital was the result of COMSAT using $37.1 million of cash to purchase an additional 2.1% of INTELSAT ownership share in March 2000.

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

         Our commercial paper program had no borrowings outstanding at March 31, 2000. A $140 million credit agreement, expiring at December 15, 2000, backs up our commercial paper program. We had $36 million remaining under a $100 million medium-term note program at March 31, 2000. The medium-term note program is part of a $200 million debt securities shelf registration program initiated in 1994.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         We do not hold or issue derivative financial instruments. We finance our operations and manage our interest rates through a combination of fixed-rate long-term debt and Monthly Income Preferred Securities (MIPS) issued by a subsidiary. The MIPS pay a fixed dividend. Borrowing under our short-term commercial paper program could expose our operating results to changes in short-term rates. No commercial paper was outstanding during the three months ended March 31, 2000.

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

                           PART II. Other Information

Item 1.           Legal Proceedings
                  -----------------
                  See note 5 of this Form 10-Q, note 11 to financial statements contained in our 1999 Form 10-K and Item 3 of our 1999 Form 10-K, which are incorporated herein by reference.

                  COMSAT World Systems results for the first quarter of 2000 include $9.2 million in segment income realized from the settlement of a commercial lawsuit.

                  In June 1999, after a competitive procurement, the U.S. Navy awarded a contract to COMSAT Mobile Communications for leased-channel high-speed data satellite communications services. A competing bidder, Stratos Mobile Networks (a subsidiary of Stratos Global), sued in the U.S. Court of Federal Claims to challenge the award. The court denied preliminary injunctive relief, and COMSAT began performing the contract. In September 1999, however, the court concluded that Stratos had been deprived of a fair opportunity to bid, because of a latent ambiguity in the solicitation criteria. The court ordered a recompetition of the contract to be held by January 2000, with the winner to begin performing the contract in January 2001. Both COMSAT and the Navy appealed, and in April 2000 the U.S. Court of Appeals for the Federal Circuit reversed and vacated the decision of the lower court.

Item 2.           Change in Securities
                  ---------------------
                  None

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ----------------------------------------------------
                  None

Item 5.           Other Information
                  -----------------
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      Exhibits
                           --------

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                           --------------------

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMSAT Corporation
                               ------------------




                              By: /s/ Alan Korobov
                              --------------------
                                  Alan Korobov
                                   Controller


Date:    May 9, 2000