Form 10-K/A
period 1999-12-31
COMSAT CORP
filed 2000-06-23
CIK 22698

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

  The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto.

  This Amendment No. 1 to the registrant's Annual Report on Form 10-K/A is being filed in accordance with Item 14(d)(1) to include the separate financial statements of a fifty percent or less owned person in accordance with Rule 3.09 of Regulation S-X.

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

Exhibit No. 23 - Consents of experts and counsel

       Consent of Independent Auditors dated March 28, 2000.

Exhibit No. 24 - Power of Attorney

Exhibit No. 27 - Financial Data Schedule


(b)  Reports on Form 8-K

       None.

(d)(1) INMARSAT HOLDINGS LTD, Annual Report and Financial Statements 1999


*Compensatory plan or arrangement.

                                    [PHOTO]




                           UNIVERSALLY NETWORKED
                           FOR GLOBAL COMMUNICATIONS







INMARSAT HOLDINGS LTD
ANNUAL REPORT AND FINANCIAL STATEMENTS 1999                               [LOGO]

OUR VISION

"To establish Inmarsat as the world's leading celestial communications network, delivering a broad base of high bandwidth services and content to both the mobile and fixed markets."



CONTENTS

 1 Group Highlights
 2 Inmarsat at a Glance
 4 Chairman's Statement
 6 Chief Executive's Review
 8 Business and Operational Review
16 Inmarsat in Action
20 Financial Review
23 Directors and Advisers
24 Board of Directors
25 Management Team
26 Directors' Report
28 Report of the Remuneration Committee
30 Statement on Corporate Governance
31 Auditors' Report to the Members of Inmarsat Holdings Ltd
32 Consolidated Profit and Loss Account
32 Statement of Total Recognised Gains and Losses
32 Reconciliation of Movements in Group Shareholders' Funds
33 Consolidated Balance Sheet
33 Company Balance Sheet
34 Consolidated Cash Flow Statement
35 Notes to the Financial Statements
48 Five Year Summary

                                                                        [LOGO]

             Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 1



GROUP HIGHLIGHTS



COMMERCIAL

 . Global Area Network (GAN), the first truly mobile satellite service offering
  64kbit/s data rates, launched to excellent reviews.

 . GAN uniquely offers both Mobile ISDN and Mobile Packet Data services to the vertical corporate markets.

 . Investment of US$1.4 billion approved for a new fourth generation satellite constellation called Inmarsat I-4.

 . First acquisition provides access into the VSAT fixed satellite market expanding Inmarsat's overall communications portfolio.


TRANSITION

 . On April 15, 1999, Inmarsat became the first intergovernmental organization
  (IGO) to privatise.

 . Inmarsat's structure is now better suited to today's competitive business.


FINANCIAL RESULTS

 . Total space segment revenues, including the period January 1 to April 14, 1999, from Inmarsat as an IGO, were US$406.2 million.

 . Profit on ordinary activities, including the period January 1 to April 14, 1999, from Inmarsat as an IGO, was US$119.4 million, before taxation and a provision of US$150.0 million for diminution in the value of the ICO investment.

2 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

INMARSAT AT A GLANCE

MARITIME

Inmarsat continues to be the first choice mobile maritime satellite communication provider.

KEY INDUSTRY SECTORS

 .  Merchant
 .  Fishing
 .  Government
 .  Cruise and Ferry
 .  Pleasure

KEY FACTS

Inmarsat-A is still the principal service, but mini-M is rapidly catching up.

HIGHLIGHTS OF 1999

 .  Second annual three-day VMS conference held in London during May.
 .  Three-day Internet (lite-web) seminar for maritime manufacturers and service providers held at Inmarsat HQ in November.
 . Latin American seminar programme and Inmarsat pavilion initiative during November.

KEY SOLUTIONS

 .  Maritime Safety Services -- GMDSS -- SafetyNET and FleetNET.
 .  Inmarsat-C rapid take-up in e-mail usage.
 . Mini-M provides more cost-effective voice rates and e-mail connectivity for ships in the spot beam coverage.

                             [CHART APPEARS HERE]

LAND

Inmarsat provides a range of corporate customers with integrated high bandwidth communications solutions.

KEY INDUSTRY SECTORS

 .  Energy
 .  Government/security
 .  Construction
 .  Humanitarian
 .  Logistics
 .  Media

KEY FACTS

High-speed data services represent 22 per cent of overall revenue.

HIGHLIGHTS OF 1999

 .  Mini-M terminal growth 39 per cent
 . Launch of the Global Area Network (mobile ISDN and packet data services). . Division restructured to incorporate both geographical and market sector focus.

KEY SOLUTIONS

 .  Corporate LAN remote access.
 .  Mobile office.
 .  Video communications.
 .  e-commerce.
 .  Internet/intranet access.
 .  Small data messaging systems.
 .  Asset tracking and tracing.

                Maritime Traffic 1995-1999 (Millions mins)

                95              154
                96              201
                97              227
                98              314
                99              342

                Land Mobile Traffic 1995-1999 (Millions mins)

                95              58
                96              67
                97              75
                98              87
                99              118

The 12 month information for 1999 includes the period from January 1 to April 14 from Inmarsat, the intergovernmental organization prior to transition, and the period from April 15 to December 31 from Inmarsat Holdings Ltd.

           Inmarsat Holdings Ltd Annual Report and Financial Statements 1999   3


                                [INMARSAT LOGO]


AERONAUTICAL


Inmarsat provides voice and data communications services to aircraft operators and passengers, both for safety (air traffic management and aircraft operational control) and non-safety (public correspondence) applications.

KEY INDUSTRY SECTORS

 .  Commercial air transport aircraft operators (airlines).
 .  Operators of long-range corporate (business) jets.
 .  Government/military air transport organisations.

KEY FACTS

Over 2,300 aircraft equipped with Inmarsat aero system terminals, including approximately 80 per cent of the airline industry's wide-bodied aircraft fleet. Over 1,000 aircraft equipped with aero variants of other Inmarsat systems, including Inmarsat-C and mini-M. Annual rate of terminal number growth is 30 per cent.

HIGHLIGHTS OF 1999

 .  Go-ahead for the development of 64kbit/s ISDN & Packet Data services for the aeronautical market.
 .  Launch of the mini-M aero service.

KEY SOLUTIONS

 . Provides communications services essential for efficient aircraft operations on very long over-water air routes and the support of air traffic management on such routes.
 . Serves aircraft passenger needs for air-to-ground telephony and data communications services.


FUTURE SERVICES


Our aim is to establish Inmarsat as the leading celestial communications system providing a broad base of high bandwidth services and content to both the mobile and fixed markets.

KEY INDUSTRY SECTORS

 .  Continue to service traditional maritime, land mobile and aeronautical markets.
 . Expansion into new markets with the more capable mobile and fixed communications solutions.

KEY FACTS

The Inmarsat Global Area Network already provides 64kbit/s data solutions to the land mobile business segment so is today addressing this demand for data communications.

HIGHLIGHTS 1999

 . The Board of Directors approved the Inmarsat I-4 programme in November 1999 at an estimated cost of US$1.4 billion.

KEY SOLUTIONS

 . Future products and services will include mobile and fixed solutions which will provide a seamless extension from terrestrial mobile and fixed networks.

 . Inmarsat will service the increasing demand for multimedia services such as corporate intranet access, e-business and Internet-based solutions which are core to Inmarsat's long-term strategy.


INMARSAT KEY CUSTOMERS:

Inmarsat's customers include many of the world's largest PPTs and Telcos, from Europe, North and South America, Asia, the Far East, Africa, the Middle East and Australasia.

 .  BT, France Telecom, Deutsche Telekom, Station 12, Telenor, Comsat, Stratos,
   KDD, Telstra & SingTel.

INMARSAT CORE SERVICES:

 . Inmarsat's services cover the provision of voice, fax, telex, data and safety communications for the maritime, land mobile and aeronautical markets.

THE LEADING MARITIME SERVICES ARE:

 .  Inmarsat-A (analogue voice, fax, telex and data at 64kbit/s) - global beam
 .  Inmarsat-B (digital voice, fax, and data at 64kbit/s) - global beam and spot beam.
 .  Inmarsat-C (digital two-way messaging up to 32bytes in length, with GPS)
   - global beam
 .  Inmarsat-E (global emergency positioning alerting service) - global beam
 .  Inmarsat mini-M (digital voice, fax and data at 2.4kbit/s) - spot beam

All support GMDSS (except for mini-M).

THE LEADING LAND MOBILE SERVICES ARE:

 .  Inmarsat-B (digital voice, fax, and data at 64kbit/s)
 .  Inmarsat Mobile Office (portable voice, fax and data at 2.4kbit/s)
 .  Inmarsat Global Area Network (portable voice, fax with Mobile ISDN and packet data services at 64kbit/s)
 .  Inmarsat-D+ (two way short data messaging)


THE LEADING AERONAUTICAL SERVICES ARE:

 .  Inmarsat Aero-H (voice, fax and data)
 .  Inmarsat Aero-I (multi-channel voice, fax and circuit mode data)

4  Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


CHAIRMAN'S STATEMENT





                                    [PHOTO]





                      "Inmarsat's strategy is to deliver
                       global high bandwidth
                       multimedia communications
                       solutions that empower
                       enterprises by delivering
                       corporate critical information
                       directly to where it is needed
                       most - anywhere in the world."

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999  5



Dear Shareholder,

1999 was a historic period for Inmarsat.

On April 15, 1999, after many years of work by Inmarsat Signatories, Parties and management, the privatisation of Inmarsat was successfully achieved. Inmarsat was the first intergovernmental organization to transform to a limited liability company. We now see other organizations trying to emulate this success.

I am therefore delighted to introduce the first annual report of Inmarsat Holdings Ltd as a private limited company.

BOARD OF DIRECTORS
One of the first matters dealt with following privatisation was the appointment of the inaugural Board of Directors. Details of the individuals who currently make up your Board are given on page 24. There are nine Shareholder Directors, three Developing Country/Small Investor Directors, one executive Director and one Independent Director During the period, Firton Acha resigned due to a change in his career and subsequently Artur Schechtman was appointed in his place. We were delighted that shareholders approved the appointment of John Rennocks as the Company's first Independent Director.

Your Board also appointed Michael Storey as its first President and CEO on October 1, 1999 and I am confident that he will lead us towards greater revenue growth. We are very grateful to Warren Grace who fully supported the Board following privatisation until Michael's appointment and thank him for his tremendous efforts in overseeing the transition process.

IPO
Among the main reasons for making this transition from an intergovernmental organization to a limited liability company was the desire to enable Inmarsat to compete fairly but without restrictions in the global mobile market, and to unlock shareholder value. The next step in achieving this aim is to offer Inmarsat's shares to the public. The target date for this is 2001. The exact timing will depend on the financial advice given, on market conditions and other relevant factors. During 2000, the Group will concentrate on this process to ensure that it is properly prepared for this momentous step in its evolution.

FUTURE GROWTH OPPORTUNITIES
A significant decision taken by the Board was the approval of the fourth generation of satellites (Inmarsat 1-4) at an estimated cost of US$1.4 billion. This programme will build on the Group's strategy to deliver increasingly higher bandwidth global mobile multimedia communications solutions. These services will provide a natural extension to the terrestrial fixed and mobile networks of the 21st century.

Another exciting expansion for the business was the acquisition at the end of January 2000 of a VSAT-business based in Aberdeen, which now trades as Invsat Ltd. We see this as a market which will complement Inmarsat's existing business. The Board continues to consider other opportunities for growth.

While the Group has been looking at future opportunities for growth, it is important to restate Inmarsat's continued commitment to maritime distress and safety services. This is monitored through a Public Services Agreement signed with the International Mobile Satellite Organization which formalises the Group's adherence to certain public service obligations including communications services for the Global Maritime Distress and Safety System (GMDSS).

Y2K
One of the final highlights of 1999 was the successful conclusion of Inmarsat's Y2K programme. No difficulties were experienced with the switchover from 1999 to the year 2000 and we are all grateful for the time taken by the Inmarsat team, working with our distributors and other third parties, to ensure this switchover occurred without incident.

ICO
At the beginning of November 1999, Michael Storey wrote to shareholders advising them that, after careful consideration, the Board of Directors had decided not to proceed with any additional direct investment in ICO Global Communications (Holdings) Ltd ("ICO"), as any such investment would not be compatible with Inmarsat's future growth strategy and therefore not in the best interests of Inmarsat or its shareholders.

Your Board also took the decision that, as the Company's investment in ICO was likely to be either lost or at best significantly reduced on ICO's emergence from Chapter 11, a full provision for the entire amount of the Company's investment of US$150.0 million would be made in the 1999 accounts.

DIVIDENDS
As a consequence of the decision to make a provision for the entire ICO investment, the Company is unable to declare any dividends for the current financial period. The Company will review its dividend policy next year but as already highlighted in its first quarterly statement, its dividend policy as a limited liability company will be materially different from the prior practice as an intergovernmental organization.

THE FUTURE
Inmarsat has faced exciting challenges since transition. The year 2000 will see the Group being prepared for flotation and seeking other ways to increase revenue growth through improved relationships with its existing distributors and new opportunities.

We have already held two Regional Shareholder Meetings: the first in Dubai at the end of January and the second in Singapore in the middle of February, and expect to hold a further meeting later this year.

Shareholders were given the opportunity to learn more about the Group's more recent product developments and to put forward suggestions and recommendations to Michael Storey and to me for further consideration by all the Directors.

Our employees are vital to the Group's continued success and, on behalf of the Board and the shareholders, I would like to thank them for their contribution to Inmarsat's development and look forward to their continued support in the future.



                                                    /s/ Richard Vos
                                                    ---------------------
                                                    RICHARD VOS, CHAIRMAN
                                                    MARCH 10, 2000

6  Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


CHIEF EXECUTIVE'S REVIEW





                                    [PHOTO]





                      "Inmarsat is the only global
                       mobile satellite system to offer
                       a broad range of voice and
                       data communications services
                       and solutions for maritime,
                       land mobile and aeronautical
                       markets."

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 7

OVERVIEW
As we enter a new millennium, Inmarsat remains the world's leading provider of global mobile satellite communications services. Our service portfolio continues to evolve to provide unrivalled offerings to customers throughout the maritime, land and aeronautical communities. Customers recognise the reliability, global reach and high quality of Inmarsat's service proposition combined with innovative development and delivery of leading-edge data and multimedia products, with a significant emphasis on Internet and e-commerce applications.

In the year to come, we will continue to expand the Inmarsat service portfolio across all our core markets through new ISDN and IP 64kbit/s solutions and extended bandwidth evolution programmes, such as Inmarsat I-4, delivering up to 432kbit/s high speed data. We will also be aiming for greater integration with fixed IT networks and interoperability with telecoms standards, such as IMT-2000.

There is an opportunity to exploit the fixed broadband communications requirements of our core markets and to open up new ones by vertical integration with broadband communications networks and service providers.

We aim to stimulate, drive and fuel network usage through capitalising on information and content provision via the establishment of a registered development programme providing integrated customer applications based on Inmarsat services, also through the optimisation of the network for e-commerce and joint partnerships and collaboration with 'content providers'.

During 1999, we launched a comprehensive range of advanced data and multimedia solutions and technologies to address our customers' needs. In parallel, Inmarsat continues to enhance its distribution networks across the globe to maintain a seamless service provision.

As more people and businesses operate internationally, we see the growing need for mobility. Inmarsat is experiencing an increasing demand for data and multimedia. Alongside this is the growth of voice traffic but at a slower rate. This change in mix is a trend that is a familiar theme today across all telecommunications companies.

To maintain our momentum in addressing these needs together with their future evolution, the Board of Directors approved the construction of the next generation of satellites (Inmarsat I-4), at an estimated cost of US$1.4 billion, which will enter service in early 2004. The space segment of the system will consist of two in-orbit satellites plus one ground spare. Inmarsat I-4 will offer Inmarsat customers a full range of Personal Multimedia Communications
(PMC) at 144-432kbit/s.

Inmarsat's PMC service will provide portable, lightweight, Internet-ready satellite modem units to be used primarily in conjunction with a mobile notebook computer for multimedia communications services. These range from Internet-based e-business solutions, on-line content-based services, to videoconferencing and voice telephony.

The PMC services will be compatible with the third generation cellular systems and will provide a satellite overlay for the terrestrial IMT-2000 (International Mobile Telecommunications) networks.

The Inmarsat 1-4 generation system builds on Inmarsat's strategy to deliver increasingly higher bandwidth mobile multimedia communications and provides a natural extension to the terrestrial fixed and mobile networks for the 21st century. As the third generation cellular systems emerge, this wide range of powerful applications via Inmarsat will be available even for those roaming beyond the coverage of these systems.

Inmarsat's desire to expand its customer services proposition has also led to our first acquisition, the stablised very small aperture terminal (VSAT) business of EAE Ltd in Aberdeen, trading through our subsidiary Invsat Limited.

This acquisition is a significant milestone in Inmarsat's growth strategy to add to our customer proposition, vertically integrates aspects of our business and is expected to be the first of a number of similar acquisitions, alliances or joint ventures. It supports the advance of our services to both deliver and exceed the customers' requirements, and to develop the broadband and e-commerce dimensions of the Group.

Inmarsat intends to remain at the forefront of technological developments and to play an integral part in meeting customers' data and multimedia needs on the information superhighway.

The performance of Inmarsat results from and continues to depend upon many factors working in successful co-operation for our mutual benefit. Inmarsat has the best developed distribution channel of all mobile satellite operators and intends to develop the commercially beneficial relationship with its Land Earth Station Operators (LESOs). It is important to recognise their pivotal position along with the extended distribution base of manufacturers, application developers, and service providers, in bringing services to customers.

I equally recognise that Inmarsat's success is to a substantial extent attributable to the dedication and hard work of all our staff. These contributions will be all the more essential in this ever more demanding telecommunications world.

MEETING THE FUTURE
Although the final steps of the privatisation of the intergovernmental Inmarsat were completed only as recently as April 1999, the pace of activity in the telecommunications arena is such that it now seems a long distant part of our heritage. The transition itself created a structure better suited to today's more competitive business; the challenge to grow Inmarsat from a shareholder perspective continues and will do so with increased scope and pace.


/s/ MICHAEL STOREY

MICHAEL STOREY, PRESIDENT AND CHIEF EXECUTIVE OFFICER
MARCH 10, 2000

8 Inmarset Holdings Ltd Annual Report and Financial Statement


                                COMMUNICATIONS



                          Global business expansion
                          needs global integrated
                          communications capable of
                          delivering a full range of voice
                          fax and data services at high
                          bandwith.

                                    [PHOTO]




                                  WHEREVER...



                        The global economy never stops
                        and communications is a key
                        factor in delivering corporate
                        critical information to the right
                        place at the right time.

                                    [PHOTO]


                                WHENEVER . . .

It's an increasingly competitive market, and companies need to have fast reliable access to their corporate LAN wherever their business takes them.

                                    [PHOTO]

                                  YOU NEED IT

Communications should be a truly integral part of your business life -- via Inmarsat it is.

12 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


A trend over the past few years has been the significant shift away from the mature, analogue A service towards the lower tariff digital services. Transition from the Inmarsat-A to the mini-M service is a particular example of this, resulting in a very rapid growth of mini-M traffic in 1998 and 1999, fuelled by customer appetite for this keenly priced service.

Overall traffic volumes have grown strongly; however, revenue growth has been constrained to the lower tariff digital services. Maritime revenues for the period of US$208.0 million exceeded expectations. lnmarsat-A telephone and telex traffic declined by 18 per cent and 51 per cent respectively when compared to 1998, reflecting the general migration towards the lower tariff services and more intelligent use of voice-circuits for data applications to replace telex activity. Inmarsat-B traffic showed particularly strong growth as a result of increased use of e-mail while the Inmarsat-C service benefited from the compulsory implementation of the Global Maritime Distress and Safety System (GMDSS) from February 1,1999. Revenues from pre-paid lease services also exceeded budgeted forecast for the period. Terminal commissionings continued at a strong pace during the period reaching a total of 83,000 by the year end.

Enhancing the ability of customers to utilise existing services, Inmarsat has developed various information guides explaining the ease of delivery of Internet e-mails to and from ships. Improvements to the listings of international access and ocean region codes, plus details of Inmarsat service providers have all played their part in the Inmarsat network. In addition, a directory of ships with Inmarsat satellite terminals on board is now available free on the World Wide Web, enabling visitors to search by ship name with a minimum of three characters, providing a step-by-step guide for contacting a vessel.

Inmarsat conducted the largest ever maritime IT survey during 1999. This confirmed that shipping companies are embracing IT technology to communicate with and manage their fleets. Data will soon replace telex as the standard for ship-to-shore satellite communications. It is exactly these capabilities that Inmarsat today, and in the future, will continue to provide through the progressive evolution of its services.

Navigation services contributed revenues of US$5.4 million in the period. The Inmarsat-3 satellites carry a special navigation transponder to transmit data for users to enhance the accuracy of satellite positioning information. In addition, a large number of point-to-multi-point transmissions are carried in all ocean regions for wide area Global Position System differential corrections and other marine navigation data such as chart corrections.


                                   MARITIME
                                    [PHOTO]


MARITIME: "Seafarers trust Inmarsat with their lives." The new Inmarsat-E EPIRB system has already been responsible for three successful rescues. Inmarsat voice, fax, e-mail, high-speed data and video transmissions use the same proven Inmarsat technology.

           Inmarsat Holdings Ltd Annual Report and Financial Statements 1999  13


The Land Mobile sector has continued to show steady year-on-year traffic growth. In the period, revenues were ahead of expectations at US$69.2 million. Displaying the characteristics of the Maritime market, the service dynamics of Land Mobile continue to accelerate towards data-based applications as newer services are introduced and replace the existing services. A specific example of this change is the rapid growth of the mini-M service since its launch, including the increased use of the high gain large antenna mini-M (LAMM) service in rural and developing regions, together with the recently launched evolution of the Global Area Network (GAN) service.

Like-for-like year-on-year revenue growth has been limited by this transition towards data; however, the transition from the Inmarsat-A service to the cheaper digital service has been largely completed. Inmarsat-B traffic and revenues continue to benefit from the demand for data services, both 9.6kbit/s and high-speed. Growth of the mini-M service continues unabated with terminals commissioned during the period reaching around 20,000.

These changes in the Land Mobile market are also reflected in the growth ~nd mix of commissioned terminals. By the end of 1999, a total of 97,000 terminals had been commissioned.

Alongside this traffic growth, Inmarsat also developed new service offerings for its Land Mobile customers. Key among these developments was the first truly portable satellite communications service able to transmit 64kbit/s data, called the Inmarsat Global Area Network (GAN). As well as supporting typical Global Area Network solutions such as basic e-mail, file transfer and Internet access, new applications such as large file transfer, video conferencing and image transfer will also be available. Designed to meet the demand for remote information access, the new capabilities will support 64kbit/s Integrated Services Digital Network (ISDN) compatible communications. This will integrate corporate IT networks with global mobile satellite communications. Companies around the world will be able to extend their local area network (LAN) and wide area network (WAN) capabilities beyond their physical boundaries into a Global Area Network to work with customers, suppliers and manufacturers, wherever they are in the world.

This packet data capability allows users to be charged by reference to the amount of data they send or receive, rather than for the amount of time they spend on-line.


                                     LAND


                                    [PHOTO]

LAND: Employing the most advanced technology, Inmarsat users can benefit from high data rate transmissions, therefore enjoying facilities such as remote-area video conferencing.

14 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999



The aeronautical sector contributed US$8.0 million to Inmarsat's revenue during the period. Of this, approximately US$7.0 million was derived from passenger services, principally air-to-ground telephony. The remainder was generated by packet mode data services which find major applications in airline operational control communications. Packet mode data traffic is currently a major growth area, increasing at an annual rate exceeding 30 per cent. Both the voice and the packet mode data services are increasingly being used to support air traffic management in remote airspace, as well as assisting airlines to optimise the efficiencies of aircraft operations on very long over-water routes.

The steady growth of satcoms-equipped aircraft numbers, coupled with specific service promotion and support initiatives, is expected to result in increased aero service revenues in 2000. The recent approval by the International Civil Aviation Organization (ICAO) of the Aerovariant of the aero system for air traffic management and other aeronautical safety service applications will stimulate both the fittings and use of this system. Inmarsat's Aero-H, Aero-L and Aero- systems are the world's only aeronautical satcoms systems which meet these ICAO safety service standards.

A substantial market for Aero-l equipment and services is emerging in the government/military transport aircraft sector; in which aircraft operate cooperatively with their civil counterparts in the same airspace and must therefore be similarly equipped.

Inmarsat announced the full-scale development of 64kbit/s data services for aircraft operators and passengers in August 1999. These new services, which will be based on the use of technology platforms developed for land mobile 64kbit/s services, will give aircraft crews (cockpit and cabin) and passengers with lap-top computers, IP protocol-based access to e-mail, e-commerce, corporate networks and other Internet resources. They are due for launch early in 2001.

Inmarsat introduced a new service, mini-M Aero, in May 1999 to meet the satcoms needs of general aviation and smaller corporate aircraft operators. Based on the land mobile mini-M technology platform, mini-M Aero airborne equipment is much less expensive than other aero satcoms hardware. This service brings satcoms within economic reach of a broad range of new users and demonstrates Inmarsat's commitment to re-using its core technologies in as many market segments as possible. It offers a single circuit mode channel which may be used for high quality voice, fax or PC data communications.



                                 AERONAUTICAL




                                    [PHOTO]


AERONAUTICAL: High-quality communications provide air traffic managers with real-time information on position, height and other parameters in oceanic and remote areas. Passengers enjoy reliable voice and data services from their seats.

           Inmarsat Holdings Ltd Annual Report and Financial Statements 1999  15



Our aim is to establish Inmarsat as the leading celestial communications system providing a broad base of high bandwidth services and content to both the mobile and fixed markets. Inmarsat will continue to expand its global mobile communications solutions by providing increasingly higher bandwidth services and solutions including alignment with third generation (IMT-2000) mobile developments through its investment in the Inmarsat I-4 programme.

Inmarsat will leverage its successful delivery of mobile satellite based services into the fixed satellite market to provide a wider choice of solutions to existing and new customer segments. Underlying both the mobile and fixed communications solutions is a plan to stimulate demand through the development of applications and content across the diverse markets Inmarsat addresses.

Inmarsat will continue to service its traditional maritime, land mobile and aeronautical markets while expanding into new markets with more capable mobile and fixed communications solutions.

Terrestrial fixed and mobile networks are investing in increasing the bandwidth and capabilities of their systems in order to support the growing demand for Internet-based consumer and business solutions. Remote working and information access has increased significantly in recent years and is expected to continue to grow in the future. The Inmarsat Global Area Network already provides 64kbit/s data solutions to the land mobile business segment so is today addressing this demand for data communications.

The Board of Directors approved the Inmarsat I-4 programme in November 1999 reflecting the Group's continuing commitment to global mobile communications solutions and to maintain Inmarsat's leading position in this market.

Future products and services will include mobile and fixed solutions which will provide a seamless extension from terrestrial mobile and fixed networks.

Inmarsat will service the increasing demand for multimedia services such as corporate intranet access, e-business and Internet based solutions which are core to Inmarsat's long-term strategy.


                                FUTURE SERVICES




                                    [PHOTO]




FUTURE SERVICES: Inmarsat intends to remain at the forefront of technological developments and to play an integral part in meeting customers' data and multimedia needs on the information superhighway.

16 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


INMARSAT IN ACTION


THE NEED TO COMMUNICATE ANYWHERE IN THE WORLD CONTINUES TO REDEFINE THE WAY SUCCESSFUL CORPORATIONS OPERATE. ONLY SATELLITE COMMUNICATION OFFERS TRULY GLOBAL REACH AND ONLY INMARSAT PROVIDES GLOBAL COMMUNICATION SOLUTIONS WHICH SUPPORT THE NEEDS OF A BROAD RANGE OF MARKET SECTORS.

TRADITIONAL MARKET SECTORS SUCH AS MARITIME, AID AND GOVERNMENT HAVE BENEFITED FROM INMARSAT SERVICES FOR MANY YEARS. WHILE THESE CONTINUE TO BE A SUBSTANTIAL AND IMPORTANT PART OF THE INMARSAT CUSTOMER BASE, ORGANIZATIONS FROM NEW SECTORS SUCH AS FINANCE AND SERVICE INDUSTRIES ARE INCREASINGLY TAKING ADVANTAGE OF
THE SOPHISTICATED VOICE AND DATA SOLUTIONS AVAILABLE.

SOLUTIONS INCLUDE E-COMMERCE, VIDEO COMMUNICATION, ACCESS TO INFORMATION SERVICES, GMDSS, VEHICLE MONITORING, E-MAIL, REMOTE ACCESS TO COMPANY NETWORKS, THE ABILITY TO EASILY USE INTRANETS AND THE WORLD WIDE WEB - TO HIGHLIGHT JUST A FEW.

INMARSAT HAS A HERITAGE OF INNOVATION AND IS COMMITTED TO MEETING THE DIVERSE NEEDS OF THE MARKETS THAT IT OPERATES IN, BE IT IN FIXED, "CAMPUS' OR MOBILE ENVIRONMENTS. IN LINE WITH THIS, MORE AND MORE INTEGRATED SOLUTIONS ARE BEING DEVELOPED BY INMARSAT, ALL WITH THE COMMON BENEFITS OF WORLDWIDE COVERAGE, PROVEN TECHNOLOGY AND OUTSTANDING SERVICE RELIABILITY.


In the village of Al-Zariba, 400km south west of Khartoum, an Inmarsat mini-M payphone gives villagers access to the public telecommunication network.

[PHOTO]


VIDEO COMMUNICATION

Video communication enables users to relay video from almost anywhere on the globe, providing an effective flexible solution for both media companies and the rapidly growing number of organizations who use video conferencing on a regular basis.

In 1999, users of the Inmarsat Global Area Network benefited from a mobile service able to support 64kbit/s bandwidth, allowing truly mobile video solutions for the first time. Users benefit from broadcast standard quality and easy-to-use, portable equipment which delivers immediacy, live action or diagnostic support as required.

REMOTE LAN ACCESS

Software developments have brought the Head Office LAN (Local Area Network) within easy use of anyone. Whether it is from a temporary office or an hotel room, mobile users are not able to access networks as if they were directly connected.

The benefits are numerous and include fast, 'real-time' access to information which allows Inmarsat users to maximise efficiency though minimising the down time that mobility has meant historically.

MARITIME SAFETY

Inmarsat communication systems are an integral part of the International Maritime Organization's (IMO) Global Maritime Distress and Safety System (GMDSS) and Inmarsat remains committed to developing services which support IMO standards.

VEHICLE MANAGEMENT

The development of global vehicle tracking equipment delivers greater opportunities for many organizations. Vehicles, fleets and assets can now be managed through access to a standard web browser, which as well as security, gives accurate, reliable speed and bearing information and records of any mobile location and allows authorised users to send and receive short e-mail messages.

Easy-to-use and cost-effective vehicle management is a high quality communication solution that easily integrates with existing systems.

INTERNET ACCESS

The Internet has revolutionised communication and offers limitless commercial opportunity. Inmarsat users have a fast and reliable way of connecting to both the web and their intranet from any location in the world, including the many areas with neither fixed nor mobile communications.

                                    [PHOTO]

Remotely located operations in the Energy sector benefit from the Inmarsat Global Area Network. E-commerce, web-access, file and image transfer solutions are all immediately at hand, regardless of location.

SECURE COMMUNICATIONS
While the need to communicate is paramount for many, almost of equal importance, is the need for their communications to be secure. By attaching an encryption device, Inmarsat customers can be confident that their voice, data and fax communications are authentic, not tampered with and secure from eavesdroppers anywhere in the world. Confidential material can be sent reliably and quickly to any location, giving a high quality, flexible, worry-free service.

PAYPHONES
Organization, individuals and communities in remote locations can now access a payphone for voice, data and fax options. Operated from a pre-paid smart card platform, payphone solutions are secure, easy to use and compatible with the technical requirements of most countries. Up-to-date software can be downloaded remotely, allowing effective management control irrespective of location. The payphone can be operated by solar power and is easily installed even in the most remote of locations.

                                    [PHOTO]

Inmarsat mini-M phones played a key role in keeping thousands of pilgrims safe, and in touch with friends and relatives, during the Kailish-Mansarovar pilgrimage in the Himalaya.

18 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


INMARSAT IN ACTION continued


E-COMMERCE
Many companies have already made large investments in e-commerce, replacing outmoded technology with extranet activity or by building stronger customer relationships through personalised websites.

The Inmarsat Global Area Network allows access to all the features of e-commerce, combined with the benefits of mobility, flexibility and truly global accessibility. Providing fast Internet connectivity with secure trusted transaction handling, Inmarsat enables the corporate intranet to spread seamlessly and quickly between sites, even when the sites are small, temporary, mobile or remote.

IN-FLIGHT INFORMATION
Providing communication solutions for all kinds of aircraft, Inmarsat continues to be innovative in the provision of aeronautical services. Via Inmarsat, more and more passengers are benefiting from real-time-in flight information as well as telephone, fax, e-mail and Internet services.

INFORMATION SERVICES
WAP (Wireless Application Protocol) information services allow access to key information, e-mail and corporate Intranet sites via small, lightweight hand-held palmtop computers. Inmarsat users will be able to access their palmtop for familiar information services, eliminating the need for complex web searches or multiple telephone calls.

KEY PARTNERS
Inmarsat services are delivered through an integrated distribution network that includes Land Earth Station Operators, service providers, equipment manufacturers and distributors, software developers and system integrators. Together, this network of communication specialists is dedicated to providing an effective support infrastructure for users and the widest possible choice of services and equipment.

CUSTOMER SERVICE
Inmarsat customers can now start using Inmarsat services within an hour of purchasing their equipment. This is only one example of many advances spearheaded by Inmarsat Customer Services and Operations during the last 12 months. Another recent development is an extension to the existing customer service coverage. As well as the international Inmarsat directory accessible via the Internet, Inmarsat customers benefit from a 24 hour e-mail and telex response service. To complement this, live phone, e-mail and fax coverage has recently been increased to 18 hours a day.

Responsible for ensuring both quality and consistency of service, Inmarsat is dedicated to providing even better customer support and, as part of this, is an active participant in an industry group which tracks quality and develops new solutions on a continuous basis.

                                    [PHOTO]

Most long-haul passenger aircraft provide passenger access to phone, fax and data communications using Inmarsat aeronautical services.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 19


Frenchwoman Isabelle Autissier, competing in the 1999 Around Alone yacht race, had just enough time to close the watertight cabin hatch and alert the race authorities over her Inmarsat mini-M phone before her yacht, PRB, turned turtle.

                             [PHOTO APPEARS HERE]

The Inmarsat Global Area Network extends corporate IT networks to wherever business is conducted. LAN access, video-conferencing and voice calling are all enabled from a highly portable mobile satcoms unit.

                             [PHOTO APPEARS HERE]        (c) Popperfoto

In areas stricken by conflict or natural disaster, care and medical assistance is provided by workers including the International Committee of the Red Cross
(ICRC). Inmarsat mini-M provides an essential communications link to regional and Geneva HQs, ensuring security of staff and effectiveness of operations.

                             [PHOTO APPEARS HERE]

20 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

FINANCIAL REVIEW

                             [PHOTO APPEARS HERE]

"These results show a healthy cash flow and reflect a rapid growth in data applications, providing an ideal platform for further Internet and broadband type services."

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 21




          REVENUES 1995-1999 (US$ MILLIONS)
           95                    328
           96                    363
           97                    378
           98                    401
           99    115     291     406


          PROFIT* 1995-1999 (US$ MILLIONS)
           95                    134
           96                    137
           97                    127
           98                    126
           99    42      77      119

          *On ordinary activities before taxation and exceptional item


    Results for the year ended December 31, 1995, 1996, 1997 and 1998 are as recorded by Inmarsat, the intergovernmental organization, prior to transition. The 12 months results for 1999 include the period January 1 to April 14 as reported by the intergovernmental organization prior to transition and the results for the period as reported in the accompanying Financial Statements.



TRADING OVERVIEW
Although the Company was incorporated on November 20, 1998, trading only commenced on April 15, 1999. Thus the results in the Financial Statements are in respect of the period April 15 to December 31, 1999. Full year comparisons which include the pre-transition period (January 1 to April 14, 1999) can be found in the five year summary on page 48.

A loss after tax of US$86.7 million was recorded during the period. This loss was arrived at after making full provision for the entire amount of the Group's investment of US$1 50.0 million in ICO Global Communications (Holdings) Limited ("ICO") (see Note 13 to the Financial Statements).

The loss per share for the period was US$8.67; excluding the provision for the Group's investment in ICO, earnings per share were US$6.33 for the period.

REVENUES
Revenues for the period were US$290.6 million.

OTHER OPERATING INCOME
Other income reached US$2.1 million in the period to December 31, 1999 and is derived primarily from service contracts to the telecommunications industry.

OPERATING COSTS AND EXPENSES
The Group's consolidated operating expenditure (which includes the direct costs of operating satellites and networks, marketing, general and administrative expenses and depreciation) reached US$203.3 million. Operating expenditure includes one-off costs of US$7.2 million incurred in a redundancy programme during the fourth quarter of 1999.

Depreciation charges amounted to US$124.2 million; US$46.7 million related to the Second Generation Satellite Programme, US$61.3 million related to the Third Generation Satellite Programme with the balance related mainly to satellite communications systems equipment.

Net interest expense for the period was US$11.9 million.

TAXATION
With the transformation of Inmarsat on April 15, 1999 to a private limited company, it became subject to all UK taxes. With respect to corporation tax the open market value of assets at transition will be used as the valuation basis and discussions to finalise the value are underway with the UK Inland Revenue. Net book value has been taken into account in arriving at the tax charge for the year, the latter will be reduced if the final asset value is in excess of the net book value.

Net Loss
The pre-tax loss for the period to December 31, 1999 was US$72.6 million. After a tax charge of US$14.1 million, the Group's loss after taxation for the period was US$86.7 million.

BALANCE SHEET
At the end of 1999, Shareholders' Funds were US$656.9 million, a reduction of US$86.7 million, reflecting the loss for the period.

CASH FLOW
The Group's net cash flow from operating activities was US$245.1 million. It invested US$25.5 million of capital expenditure primarily relating to new systems. A total of US$27.0 million was repaid to the Group's lessors as finance lease rental payments.

SEGMENTAL INFORMATION
Inmarsat provides an integrated range of satellite communication services. Turnover by business sector is shown in Note 3 to the Financial Statements. Because of the integrated nature of the underlying satellite and associated network infrastructure, it is not feasible to show net assets and the result for the period by business sector.

ACCOUNTING POLICIES
Inmarsat prepares its Financial Statements in accordance with United Kingdom Generally Accepted Accounting Principles (UK GAAP). Details of significant policies are shown in Note 2 to the Financial Statements.

CURRENCY OF ACCOUNTING
Inmarsat maintains its accounting records in US$ as it invoices its customers for services in US$, the recognised currency for settlement of accounts between companies in the international telecommunications industry. However, as most of Inmarsat's operations are based in London, the majority of its operating expenses are denominated in (Pounds) Sterling. Capital expenditure is denominated in a variety of currencies depending on the terms of individual contracts but mainly in US$ and (Pounds) Sterling. As a consequence, Inmarsat manages the currency exposure arising from the obligations denominated in currencies other than the US$.

TREASURY MANAGEMENT AND STRATEGY
Inmarsat's treasury activities are managed by its treasury department under the direction of a Treasury Review Committee whose chairman is the Chief Financial Officer, and are consistent with board-approved treasury policies and guidelines. An overriding policy objective is that treasury activities are used solely for risk management purposes.

22 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

FINANCIAL REVIEW continued



     OPERATING CASH FLOW 1995-1999 (US$M)
           95                    261
           96                    263
           97                    317
           98                    405
           99                    339


  NET FUNDS AT YEAR END 1995-1999 (US$M)

           95                     11
           96                     16
           97                     36
           98                     61
           99                    131

Results for the year ended December 31, 1995, 1996, 1997 and 1998 are as recorded by Inmarsat, the intergovernmental organization, prior to transition. The 12 months results for 1999 include the period January 1 to April 14 as recorded by the intergovernmental organization prior to transition and the results for the period as reported in the accompanying Financial Statements. The 1998 operating cash flow of US$405 million includes a one off impact of US$90 million arising from a reduction in the credit period arrangement with the Organization's customers.

Other key features of treasury management include:

 .  ensure that Inmarsat is in a position to fund its obligations in appropriate

 .  currencies as they fall due;

 . maintain adequate undrawn borrowing facilities; and economically hedge both contracted and anticipated foreign currency cash flows on a minimum twelve-month rolling basis with the option of covering expenses up to a maximum of three years forward.

Treasury activities are only transacted with counter parties who are approved relationship banks.

Treasury policy is implemented primarily through the use of forward purchases of foreign currencies. The treasury department is, however; authorised to use options, futures and other derivative instruments, but only to the extent that such instruments form part of the hedging policy so as to establish a known rate of exchange.

Having arranged the purchase of foreign currency in line with the anticipated requirement for that currency over each financial year; an average rate of exchange is calculated from the agreed currency deals. This average rate is applied for accounting purposes. The policy is designed to minimise the impact of currency gains and losses in the profit and loss account; gains and losses will arise to the extent that the level of actual payments in the period differ from those that were forecast.

In order to finance possible short-term liquidity requirements, committed 364-day borrowing facilities of US$47.0 million have been arranged with relationship banks. These facilities are subject to annual review at different dates during 2000.


LONG TERM FINANCIAL LEASE FACILITY CONTRACTS

All Inmarsat's long-term funding requirements have been arranged through two UK finance lease facilities, each financing three satellites. For each lease, credit enhancement has been provided to the Lessor by a Letter of Credit facility from the European Investment Bank and a Club of Banks (the Clubs); both Club facilities include cross currency swaps which convert the floating rate sterling lease obligations into fixed rate dollar payments, thus removing the currency and interest rate exposure which would otherwise exist. The facilities are repayable over ten years, starting at the launch of each satellite, and are scheduled to be fully repaid by 2002 and 2006 respectively. The repayment profile of the outstanding obligations is shown in Note 18 to the Financial Statements.

As part of these credit enhancement arrangements, the Clubs have a registered charge on all Inmarsat's space segment income, together with debt service and other covenants.

The accounting entries arising from the cash flows from the UK finance leases, the related cross currency swaps and the costs of the credit enhancement facilities are all combined in order to reflect the finance lease obligations as disclosed in the Financial Statements. Interest is charged to the profit and loss account on an annuity basis.

INTERNAL FINANCIAL CONTROL

The Board of Directors is responsible for the Group's systems of internal financial control, the effectiveness of which are reviewed regularly by the Board. Although no system of internal financial control can provide absolute assurance against material misstatement or financial loss, the Group's systems are designed to provide reasonable and appropriate assurance that the Group's assets are safeguarded, that transactions are properly authorised and recorded, and the integrity and reliability of accounting records and financial information produced for use both within and externally to the Group.


RESEARCH AND DEVELOPMENT

Research & Development activities in 1999 have spanned the full range of Inmarsat's maritime, aeronautical and land mobile business interests, covering services applicable to our current constellation of satellites as well as the upcoming Inmarsat 1-4 satellite generation. The focus has been on investigating in technologies where synergies are achievable across the three businesses and where Inmarsat can leverage its current dominant position in 64kbit/s speed data rates for mobile solutions, based on the Global Area Network, ISDN and Packet Data platforms already being implemented. Inmarsat has placed considerable emphasis on the possibilities for scaling these data pipes from the 64kbit/s initial development, and the potential applications which such circuit, and packet-mode bearers, could support. Specific technologies appropriate to this work include 16-QAM modulation and turbo coding as techniques which preserve satellite power and spectrum efficiency.

Investigations continue on areas specific to Inmarsat-based solutions, notably voice coding where the latest advances in low bit rate sampling methods are of interest, and in mobile antenna technology, for maritime and aeronautical services. These represent key business areas and thus there will be continued focus on enhancements in these technologies.

/s/ Ramin Khadem
-------------------------------------
RAMIN KHADEM, CHIEF FINANCIAL OFFICER
March 10, 2000

           INMARSAT Holdings Ltd Annual Report and Financial Statements 1999  23


DIRECTORS AND ADVISERS


Board of Directors

Richard Vos, Chairman*
George Rorris, Vice Chairman*
Henry Chasia
Tom Collins*
Jean-Marie Culpin*
Vinoo Goyal
Dick Hoefsloot*
Britt Carina Horncastle*
Byung-Sup Jun*
Rikuo Koike*
Philip Permut*
John Rennocks
(appointed November 9, 1999)
Artur Schechtman
(appointed November 9, 1999)
Michael Storey, President and Chief Executive Officer
(appointed October 1, 1999)

(All Directors were appointed on April 15, 1999 except where otherwise noted)

Michael Storey is the only Executive Director appointed to the Board. The Directors marked * are Shareholder Directors; except for Michael Storey and John Rennocks, the remaining Directors are Developing
Country/Smaller Investor Directors.

Mr Goyal will retire at the AGM and offer himself for re-election.

Mr Jun will resign at the AGM.


Remuneration Committee

Philip Permut (Chairman)
Henry Chasia
George Rorris


Nominations Committee

Richard Vos (Chairman)
Vinoo Goyal
Britt Carina Horncastle
Rikuo Koike


Audit Committee

Tom Collins (Chairman)
Britt Carina Horncastle
Byung-Sup Jun
John Rennocks


LES Committee

Henry Chasia (Chairman)
Philip Permut
John Rennocks
Michael Storey

Company Secretary

Alison Horrocks


Registered Office

99 City Road
London EC1Y 1AX
Tel:  +44 (0)20 7728 1000
Fax:  +44 (0)20 7728 1044
http:\\www.inmarsat.com


Registered Number

3674573 England and Wales



Auditors

PricewaterhouseCoopers
1 Embankment Place
London WC2N 6NN


Solicitors

Freshfields
65 Fleet Street
London EC4Y 1HS

[PHOTOS]


1. RICHARD VOS, AGE 54
Chairman, Shareholder Director (non-executive)

Currently Head of International Consortia BT plc. Former chairman of the Board of Intelsat.

2. GEORGE RORRIS, AGE 52
Vice Chairman, Shareholder Director (non-executive)

Currently the Head of Planning Division for International Communications in OTE, Greece. George has been actively involved, as a former manager of mobile satellite systems, in all matters relating to Inmarsat since 1979.

3. MICHAEL STOREY, AGE 58
President and Chief Executive Officer

More recently Michael was EVP of MCI Worldcom in Europe having previously been President and CEO in Europe of MFS International which was acquired by Worldcom. He also has substantial consultancy experience from his time as Vice President with Booz Allen & Hamilton.

4. HENRY CHASIA, AGE 60
Developing Country/Smaller Investor Director (non-executive)

Recently Henry had been Deputy Secretary General at the Geneva-based International Telecommunications Union. He has also been responsible for long-range planning and telecommunication development with the East African Posts and Telecommunications Corporation.

5. TOM COLLINS, AGE 42
Shareholder Director (non-executive)

Tom is currently Vice President and General Manager of COMSAT World Systems. Previously he was Vice President and General Manager for COMSAT's Mobile Communications business.

6. JEAN-MARIE CULPIN, AGE 34
Shareholder Director (non-executive)

Employed by France Telecom Worldwide Networks and Services, Jean-Marie is Director of Satellite Networks Planning and Strategy having previously been Technical Director for France Telecom Mobile International.

7. VINOO GOYAL, AGE 49
Developing Country/Smaller Investor Director (non-executive)

Vinoo is currently Director of Development for the Indian company VSNL. He has held many important posts in the Indian National Satellite programme of the Ministry of Communications, Government of India.

8. DICK HOEFSLOOT, AGE 45
Shareholder Director (non-executive)

Based in the Netherlands, Dick has primarily been responsible for managing KPN's satellite interests. He has previously been Chairman of the Eutelsat Board.

9. BRITT CARINA HORNCASTLE, AGE 43
Shareholder Director (non-executive)

Britt is currently Vice President, International Consortia, responsible for Telenor's satellite consortia investments and relationships. She was until recently Director of Finance for Telenor Satellite Services.

10. BYUNG-SUP JUN, AGE 51
Shareholder Director (non-executive)

Byung-Sup is Managing Director of Korea Telecom. He is currently responsible for all the international facility planning and operations of the Company and for its satellite investment.

11. RIKUO KOIKE, AGE 49
Shareholder Director (non-executive)

Currently Director of the wireless Business Department of KDD Corporation, based in Japan. He was the last Chairman of the Council of Inmarsat before it transitioned to a private company.

12. PHILIP PERMUT, AGE 56
Shareholder Director (non-executive)

Phil has spent over 30 years practicing telecommunications law in the US and has advised on a full range of international and domestic regulatory issues, including radio frequency allocation and competitive new technology.


13. JOHN RENNOCKS, AGE 54
Independent Director (non-executive)

Currently Executive Director, Finance for Corus Group plc and a Director of Foreign & Colonial Investment Trust plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales. John has valuable corporate governance and flotation experience.


14. ARTUR SCHECHTMAN, AGE 55
Developing Country/Smaller Investor Director (non-executive)

Currently Artur is Regional Manager for Europe and Asia for Embratel, based in Brazil. Previously he was Chairman of the Council of Inmarsat when it was an intergovernmental organization.

15. ALISON HORROCKS, AGE 37
Company Secretary

Alison was previously Group Company Secretary of International
Public Relations plc, a worldwide public relations company. She is a Fellow of the Institute of Chartered Secretaries and Administrators.

           Inmarsat Holdings Ltd Annual Report and Financial Statements 1999  25


MANAGEMENT TEAM

From left to right (back row)

MARIAN PARKER
Executive Assistant, Office of the Chief Executive

RICHARD DENNY
Vice President, Satellite Programmes and Operations

GENE JILG
Vice President, Advanced Programmes

ALISON HORROCKS
Company Secretary

JOHN ANGUS
Vice President, Administration

PAUL BRANCH
Vice President, Product Development and Engineering

From left to right (front row)

PERRY MELTON
Vice President, Strategic Development

RAMIN KHADEM
Chief Financial Officer

MICHAEL STOREY
President and Chief Executive Officer

ALAN AUCKENTHALER
General Counsel

GEORGE NOVELLI
Vice President, Marketing and Business Development

                            [PICTURE APPEARS HERE]

26 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

DIRECTORS' REPORT FOR THE PERIOD ENDED DECEMBER 31, 1999

The Directors have pleasure in submitting their report and accounts for the period ended December 31, 1999.

Principal Activities
The principal activity of the Group is the provision of a broad range of voice and data based communications services for specialised, mobile and remote applications through the provision of the space segment for satellite telecommunications. The Group is also committed to ensuring the continued provision of Global Maritime Distress and Safety Satellite Communications Services together with other basic principles which are enshrined in its Memorandum of Association and the Public Services Agreement with the International Mobile Satellite Organization.

Review of Business
The result for the period is shown in the Consolidated Profit & Loss account shown on page 32. A review of the business during the period and the likely future development of the Group is given in the Chairman's statement on pages 4 and 5, the President and CEO's statement on pages 6 and 7 and the Business and Operational Review on pages 8 to 15.

Share Capital
A statement of the share capital of the Company appears in Note 19 of the Financial Statements.

Dividends
No dividends were paid in the period.

Research and Development
The Group continues to invest in new services and technology through its research and development programmes. These include pure research for new products as well as developing those services which have been demonstrated to have a profitable business case.

Charitable and Political Donations
No donations were made in the period.

Post Balance Sheet Events
There were no material post Balance Sheet events between the end of the financial period and the date of this Report. However, on January 31, 2000, the Group acquired part of the business of EAE Ltd.

Directors and their Interests
The Directors in office as at December 31, 1999 and their interests in the share capital of the Company are given within the Report of the Remuneration Committee on pages 28 and 29.

Election of Directors
The Company's Articles of Association require that one third of the Developing Country/Smaller Investor Directors retire at each annual general meeting of the Company. Therefore, Mr. Goyal will retire at the annual general meeting and will put himself forward for re-election. Mr. Jun, who is a Shareholder Director, will resign at the annual general meeting and a replacement Director will be appointed at that Meeting. The names of Directors submitted for election or re-election can be found in the Notice of Meeting for the annual general meeting.

Equal Opportunities and Disabled Employees
The Group has a positive attitude towards the development of all its employees and does not discriminate between employees or potential employees on grounds of race, colour, ethnic or national origin, sex, marital status or religious beliefs.

The Group gives full consideration to applications from disabled persons and has ensured that access to all parts of its main building in London is unrestricted.

Employee Involvement
The Group has ensured that employees are fully informed and involved in the business, through the use of various communications methods. As well as the production of a Company newsletter on its intranet site, the Company updates news on a regular basis through the Company e-mail. The Board wishes to encourage employees to acquire a stake in the Company and operates share option plans whereby employees can acquire shares in the Company. The Group's staff association has also been involved in important decisions about the business. Additionally, an employee shareholder forum is being established to extend two way communication between employee share option holders and management.

Health and Safety
The Group is committed to maintaining high standards of health and safety for its employees, customers, visitors, contractors and anyone affected by its business activities.

European Monetary Union
The Group has reviewed the implications of the European Monetary Union and the issues arising from the potential introduction of the Euro into the United Kingdom are being addressed.

Policy and Practice on Payment of Creditors
The Groups' policy and practice on payment of creditors is:
 .  to pay all suppliers within the time limit agreed with each at the start of business with the supplier;
 . to ensure that suppliers are aware of the terms of payment; and . pay in accordance with the contractual and other legal obligations whenever it is satisfied that the supplier has provided the goods and services in accordance with the agreed terms and conditions.

At December 31, 1999, the Group trade creditors represented 31 days equivalent of aggregate amounts invoiced by suppliers during the period.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 27



Substantial Shareholdings
At December 31, 1999, the Company's register of substantial interests showed the following interests of 3 per cent or more in the Company shares:


                                Number of
                          Ordinary shares    %
------------------------------------------------
COMSAT Corporation               2,220,549  22.2
BT plc                             785,795   7.9
KDD Corporation                    757,279   7.6
Telenor Satellite Services AS      680,243   6.8
France Telecom                     509,657   5.1
Hellenic Telecommunications
 Organization SA                   467,269   4.7
Deutsche Telecom AG                428,062   4.3
KPN Telecom B.V.                   383,701   3.8
Morsviasputnik                     369,506   3.7
------------------------------------------------


Significant Contracts
All of the space segment revenue of the Group is derived from sales to LESOs which are all owned by shareholders. LESOs operate in accordance with the terms and conditions of the Land Earth Station Operator's Agreement, which was entered into when the transition of Inmarsat as an intergovernmental organization to a private Company occurred. Additionally, some services required to run the space segment are purchased from companies who are also shareholders. Further details of these related party transactions can be found in Note 25 to the Financial Statements.

There were no contracts in which a Director had a material interest.

Directors' and Officers' Liability Insurance
The Group maintains insurance to cover Directors' and Officers' liability as referred to in Section 310(3)(a) of the Companies Act 1985.

Auditors
The auditors PricewaterhouseCoopers were appointed on April 19, 1999, and have indicated their willingness to continue in office. A resolution to reappoint them will be proposed at the annual general meeting.

Directors' Responsibilities
The following statement, which should be read in conjunction with the auditors' statement of auditors' responsibilities set out on page 31, is made with a view of distinguishing the respective responsibilities of the Directors and the auditors in relation to the financial statements.

Company law requires the Directors to prepare financial statements for each financial period which give a true and fair view of the state of affairs of the Company and the Group and of the profit or loss of the Group for that period. In preparing those financial statements, the Directors are required to:

 . select suitable accounting policies and then apply them consistently;

 . make judgements and estimates that are reasonable and prudent;

 . state whether applicable accounting standards have been followed, subject to any material departures disclosed and explained in the financial statements; and

 . prepare the financial statements on the going concern basis unless it is inappropriate to presume that the Group will continue in business.


The Directors are responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the Company and the Group and to enable them to ensure that the financial statements comply with the Companies Act 1985. They are also responsible for safeguarding the assets of the Company and the Group and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities.

Annual General Meeting
A number of resolutions will be proposed at the annual general meeting. An explanation of these resolutions, together with the Notice of Meeting, is contained in the accompanying document.

By order of the Board



/s/ Alison Horrocks
ALISON HORROCKS FCIS
COMPANY SECRETARY
March 10, 2000

28 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

REPORT OF THE REMUNERATION COMMITTEE

In preparing this report the Board has followed the provisions of Schedule B of the Combined Code. The Directors have established a Remuneration Committee.

Composition of the Remuneration Committee

Members of the Remuneration Committee are disclosed on page 23.
All members are non-executive Directors of the Company.

Policy on Remuneration of Executive Directors

Remuneration packages are designed to be competitive and attract, retain and motivate Executive Directors of the highest calibre. There is only one Executive Director on the Board; he is the President and Chief Executive Officer. The Remuneration Committee considers the remuneration of the Executive Director against the needs of the Group for talent at Board level at the particular time and the then prevailing market. It ensures the Director is fairly rewarded for his personal contribution to the Group's overall performance in the short and longer term. The policy is aimed to align the interests of the Executive Director and shareholders. In determining his remuneration package, the Remuneration Committee has had regard to packages provided by companies of a similar size and within the same industry and markets as there are no directly comparable companies. Due to the competitive nature of the market, overall compensation levels rank at the upper quartile of survey data.

The main elements of the remuneration package offered are:

Basic Salary and Benefits

Basic salary is structured by the Remuneration Committee by taking into account the responsibilities, individual performance and experience of the Executive Director; as well as the market place for executives in a similar position. Salary reviews are generally determined annually and adjustments will occur if necessary in relation to market practice and after a formal appraisal process of performance. Benefits include private healthcare insurance, long term disability insurance, life assurance, and cash payments in lieu of a Company car. The benefits are non-pensionable.

Annual Bonus

The Executive Director is paid a bonus upon achievement of challenging objectives linked to Group financial and operational performance. The target level of bonus is 73 per cent of basic salary. The Remuneration Committee approves the objectives which are set at the start of each financial year and reviewed thereafter. Part of the bonus is deferred and paid out in equal instalments over the subsequent three years.

Share Options

The Executive Director received two grants of options: the first was a market value option: 100 per cent of the option vests if the share price between the date of grant and the Initial Public Offering increases by at least 100 per cent; 50 per cent vests if the share price increases by 50 per cent with proportionate vesting between 50 per cent and 100 per cent of the share price increase. The options can be exercised in different tranches, the first being at flotation and then over the subsequent three years. The second was a grant of nil price options, split into three tranches amounting in total to options over 8,000 shares. For each tranche, the option vests against business performance attained as determined by the Remuneration Committee. Provided performance targets have been achieved, the first tranche can be exercised after the first anniversary of the Initial Public Offering, the second tranche after the second anniversary of the Initial Public Offering and the third tranche one year later. Details of the options granted to the Executive Director are shown on page 29.

Pensions

The Executive Director participates in the defined contribution Group pension scheme. Pensionable salary is limited to basic salary excluding all bonuses and other benefits. Where UK Plan contributions exceed Inland Revenue limits, contributions are made in the form of additional cash payments to the Director.

Notice Period

The notice period for the Executive Director is 12 months.

Employee Share Plans

Grants of options are made by the Remuneration Committee under the Company's various Share Option Plans. The exercise of options are subject to the Company achieving its Initial Public Offering. Options granted to employees under the Approved Share Purchase Plan are capable of exercise when the Company achieves its Initial Public Offering. Options granted to employees under the Share Option Plan are capable of exercise in two tranches: 40 per cent upon an Initial Public Offering and 60 per cent one year later.

Details of the options granted to employees are shown in Note 19 of the Financial Statements.

Non-Executive Directors' Fees

Fees for non-executive Directors are determined by the Board, taking advice as appropriate, and are disclosed in Note 8 of the Financial Statements.

           Inmarsat Holdings Ltd Annual Report and Financial Statements 1999  29



Directors' Interests

The Directors of the Company in office at the end of the period and their interests in the share capital of the Company as at March 10, 2000, all of which are beneficial to the Directors and their immediate families, which have been notified to the Group pursuant to Sections 524 or 328 of the Companies Act 1 985 (the "Act") or are required to be entered into the Register required to be kept under Section 325 of the Act, and of the persons connected (within the meaning of Section 346 of the Act) with the Directors; were as follows:

a) apart from share options as described below, no Directors have any ownership of shares as at December 31, 1999 nor at March 10, 2000; and

b) ordinary shares of (Pounds)1 .00 each for which the Directors have beneficial options to subscribe are as follows:


            Options held                                                                             Data from
            at start of     Granted during     Exercised during     Options held at    Exercise      which             Expiry
Director    period          the period         the period           end of period      price         exercisable       date
--------------------------------------------------------------------------------------------------------------------------------
M Storey    Nil              8,000             Nil                    8,000           (Pounds)        10% at IPO;     14/10/09
                                                                                      78.65 per       30% first
                                                                                      share           anniversary
                                                                                                      of float;
                                                                                                      30% second
                                                                                                      anniversary
                                                                                                      of float; and
                                                                                                      30% third
                                                                                                      anniversary
                                                                                                      of float
---------------------------------------------------------------------------------------------------------------------------------
M Storey    Nil             2,666              Nil                    2,666          (Pounds)          1 year after     14/10/09
                                                                                      1.00 per        IPO
                                                                                      tranche
---------------------------------------------------------------------------------------------------------------------------------
M Storey    Nil             2,667              Nil                    2,667          (Pounds)          2 years after     14/10/09
                                                                                      1.00 per        IPO
                                                                                      tranche
---------------------------------------------------------------------------------------------------------------------------------
M Storey    Nil             2,667              Nil                    2,667          (Pounds)         3 years after     14/10/09
                                                                                      1.00 per        IPO
                                                                                      tranche
--------------------------------------------------------------------------------------------------------------------------------

No other Director has received share options.

Options granted during the period are subject to performance conditions as described on page 28.

During the period no options were exercised or sold.

30 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999


STATEMENT ON CORPORATE GOVERNANCE


On June 25, 1998 the final version of the Principles of Good Governance and Code of Best Practice ("The Combined Code") was issued by the London Stock Exchange. Although the Company is not currently required to comply with this Code, it has been adopted wherever appropriate. The Board has reviewed how the Company complies with the Code. An explanation of how the Company has applied these principles is given below.

Directors

The Board currently has 14 Directors, comprising one Executive
Director and 13 non-executive Directors, one of which is an Independent Director. The Board meets regularly throughout the year. Directors' training is provided.

The Chairman is responsible for the running of the Board and the CEO for implementing Group strategy.

The Board has a formal schedule of matters reserved to it for decision but can also delegate specific responsibilities to the Board Committees listed below.

Directors receive Board and Committee papers in advance of the relevant meetings and the Company Secretary is responsible to the Board for ensuring that Board procedures are followed. The Directors also have access to the advice and services of the Company Secretary. All Directors are able to take independent advice in the furtherance of their duties if necessary.

Board Committees

Audit Committee

The members of the Audit Committee are non-executive Directors and their details are disclosed on page 23. The Audit Committee meets at least twice each year and has particular responsibility for monitoring the adequacy and effectiveness of the operation of internal financial controls and ensuring that the Group's financial statements present a true and fair reflection of the Group's financial position. Its duties include keeping under review the scope and results of the audit and its cost effectiveness and the independence and objectivity of the auditors. These meetings are attended by the Chief Financial Officer and the internal and external auditors. The Board considers that, through the Audit Committee, it has an objective and professional relationship with the auditors.

Remuneration and Nominations Committees

The composition of the Remuneration and Nominations Committees is disclosed on page 23. Both Committees comprise solely non-executive Directors. The Remuneration Committee meets as and when necessary to review the salary of the Executive Director and major remuneration plans for the Group as a whole. It is empowered to recommend the grant of share options under the existing Share Option Plans. The Nominations Committee meets as and when necessary and has responsibility for nominating to the Board and shareholders, candidates for appointment as Directors.

LES Committee

The members of this Committee comprise the Executive Director and some non-executive Directors; details are provided on page 23. The Committee meets as required and has general responsibility for overseeing contracts between the Land Earth Station Operators and the Group.

Directors' Remuneration

Details of the Company's remuneration policy and Directors' remuneration are contained in the Report of the Remuneration Committee on pages 28 to 29 and in
Note 8 to the Financial Statements.

Relations with Shareholders

The Company recognises the importance of communicating with its shareholders to ensure that its strategy and performance is understood. This is delivered by way of quarterly reports and the annual report and accounts. In addition to the annual general meeting and any necessary extraordinary general meetings, the Company also held two Regional Shareholder Meetings in early 2000.

As many Directors as possible will attend the Company's annual general meeting and are available to answer shareholder questions. Voting may be by poll, by show of hands or a combination of both.

Internal Controls

It is the Board's intention to adopt the Tumbull Committee's Guidance for Directors on Internal Control for the financial year ending
December 31, 2000.

The Board acknowledges its responsibility for establishing and maintaining the Group's system of internal financial control. Any system can provide only reasonable and not absolute assurance against material misstatement or loss.

The key elements of internal financial controls include:

(a) delegation of authority based on job responsibilities and experience;

(b) formal policies and procedures are in place to ensure the integrity and accuracy of the Group's accounting records;

(c) annual plans, forecasts and performance targets are prepared to allow management to monitor the key business and financial activities and the progress towards achieving the financial objectives;

(d) monthly management accounts are prepared promptly providing relevant, reliable, up-to-date financial and other information to management. The Group reports quarterly to shareholders based on a standardised reporting process; and

(e) the Audit Committee receives reports from the internal and external auditors on a regular basis and assures itself that the internal financial control environment of the Group is operating.

The Audit Committee has carried out a review of the effectiveness of the Group's system of internal financial controls during the period ended December31, 1999.

Going Concern

After due consideration, the Directors have a reasonable expectation that the Company has adequate resources to continue in operational existence for the foreseeable future. For this reason, they continue to adopt the going concern basis in preparing the accounts.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 31

AUDITORS' REPORT

We have audited the financial statements on pages 32 to 47 which have been prepared under the historical cost convention and the accounting policies set out on pages 35 and 36.

Respective Responsibilities of Directors and Auditors
The Directors are responsible for preparing the Annual Report. As described on page 27, this includes responsibility for preparing the financial statements, in accordance with applicable United Kingdom accounting standards. Our responsibilities, as independent auditors, are established in the United Kingdom by statute, the Auditing Practices Board and our profession's ethical guidance.

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the United Kingdom Companies Act. We also report to you if, in our opinion, the Directors' report is not consistent with the financial statements, if the Company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit, or if information specified by law regarding Directors' remuneration and transactions is not disclosed.

We read the other information contained in the Annual Report and consider the implications for our report if we become aware of any apparent misstatements or material inconsistencies with the financial statements.

Basis of Audit Opinion
We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the Directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion
in our opinion the financial statements give a true and fair view of the state of affairs of the Company and the Group at December 31, 1999 and the loss and cash flows of the Group for the period then ended and have been properly prepared in accordance with the United Kingdom Companies Act 1985.

PriceWaterHouseCoopers [LOGO]

CHARTERED ACCOUNTANTS AND REGISTERED AUDITORS

LONDON

March 10, 2000

32 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

CONSOLIDATED PROFIT AND LOSS ACCOUNT
FOR THE PERIOD FROM NOVEMBER 20, 1998 TO DECEMBER 31, 1999

                                                           Note        US$'000
--------------------------------------------------------------------------------

Revenues                                                    2,3        290,551
Operating Costs                                               4       (203,329)
Provision for diminution of investment                       13       (150,007)
Other Operating Income                                                   2,079
--------------------------------------------------------------------------------
Operating Loss                                                         (60,706)
Net interest payable                                          6        (11,915)
--------------------------------------------------------------------------------
Loss On Ordinary Activities Before Taxation                   5        (72,621)
--------------------------------------------------------------------------------
Taxation                                                      9        (14,110)
--------------------------------------------------------------------------------
Loss On Ordinary Activities After Taxation                   20        (86,731)
================================================================================

The financial results reflect the trading of the Group following transition for the period April 15 to December 31, 1999. Prior to this period the Group had no trading activity.




STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES
FOR THE PERIOD FROM NOVEMBER 20, 1998 TO DECEMBER 31, 1999

The Group had no recognised gains or losses during the period other than those reflected in the consolidated profit and loss account.

All gains and losses recognised above are based on historical costs and arise from continuing operations.


RECONCILIATION OF MOVEMENTS IN GROUP SHAREHOLDERS' FUNDS
FOR THE PERIOD FROM NOVEMBER 20, 1998 TO DECEMBER 31, 1999

                                                               Note    US$'000
-------------------------------------------------------------------------------
Retained loss for the financial period                                 (86,731)
Net assets transferred on transition                            26     743,610
-------------------------------------------------------------------------------
Net increase in Shareholders' Funds                                    656,879
Shareholders' Funds on incorporation                                        --
==============================================================================
Shareholders' Funds as at December 31, 1999                            656,879
==============================================================================

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 33

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 1999

                                                                                                  1999
                                                                                Note           US$'000
------------------------------------------------------------------------------------------------------
Fixed Assets
Tangible assets                                                                  12            880,011
------------------------------------------------------------------------------------------------------

Current Assets
Debtors                                                                          14            126,855
Short term investments                                                                          75,753
Cash at bank and in hand                                                                        55,881
------------------------------------------------------------------------------------------------------

                                                                                               258,489
------------------------------------------------------------------------------------------------------

Creditors - Amounts Falling Due Within One Year                                  15           (170,718)
------------------------------------------------------------------------------------------------------

Net Current Assets                                                                              87,771
------------------------------------------------------------------------------------------------------

Total Assets Less Current Liabilities                                                          967,782
Creditors - Amounts Falling Due After More Than One Year                         16           (306,682)
Provisions For Liabilities And Charges                                           17             (4,221)
------------------------------------------------------------------------------------------------------

Net Assets                                                                                     656,879
------------------------------------------------------------------------------------------------------

Capital and Reserves
Called up share capital                                                          19             16,200
Other reserve                                                                    20            727,410
Profit and loss account                                                          20            (86,731)
------------------------------------------------------------------------------------------------------

Shareholders' Funds (including non-equity)                                                     656,879
======================================================================================================

Approved by the Board on March 10, 2000

/s/ Richard Vos
Chairman

COMPANY BALANCE SHEET AS AT DECEMBER 31, 1999

                                                                                                  1999
                                                                                Note           US$'000
------------------------------------------------------------------------------------------------------
Fixed Assets
Investments                                                                      13            743,610
------------------------------------------------------------------------------------------------------

Current Assets
Debtors                                                                          14                255

Creditors - Amounts Falling Due Within One Year                                  15            (87,857)
------------------------------------------------------------------------------------------------------

Net Current Liabilities                                                                        (87,602)
------------------------------------------------------------------------------------------------------

Net Assets                                                                                     656,008
------------------------------------------------------------------------------------------------------

Capital And Reserves
Called up share capital                                                          19             16,200
Other reserve                                                                    20            727,410
Profit and loss account                                                          20            (87,602)
------------------------------------------------------------------------------------------------------

Shareholders' funds (including non-equity)                                                     656,008
======================================================================================================

Approved by the Board on March 10, 2000

/s/ Richard Vos
Chairman

34 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

CONSOLIDATED CASH FLOW STATEMENT FOR THE PERIOD FROM NOVEMBER 20, 1998 TO DECEMBER 31, 1999

                                                                                     Note            US$'000
------------------------------------------------------------------------------------------------------------
Net Cash Flow from Operating Activities                                                21            245,076
------------------------------------------------------------------------------------------------------------

Returns on Investments and Servicing of Finance
Interest received                                                                                        962
Interest paid                                                                                           (676)
Interest element of finance lease rental payments                                                    (12,772)
------------------------------------------------------------------------------------------------------------

Net Cash Flow for Returns on Investments and Servicing of Finance                                    (12,486)
============================================================================================================

Taxation
UK Corporation tax paid                                                                               (2,445)
Overseas tax paid                                                                                       (304)
------------------------------------------------------------------------------------------------------------

Tax Paid                                                                                              (2,749)
============================================================================================================

Capital Expenditure and Financial Investments
Purchase of tangible fixed assets                                                                    (25,546)
Sale of tangible fixed assets                                                                             11
------------------------------------------------------------------------------------------------------------

Net Cash Flow for Capital Expenditure and Financial Investments                                      (25,535)
============================================================================================================

Net overdraft transferred at transition                                                              (54,447)
------------------------------------------------------------------------------------------------------------

Net cash inflow before use of liquid resources and financing                                         149,859
============================================================================================================

Management of Liquid Resources
Increase in short-term deposits                                                                      (75,753)
------------------------------------------------------------------------------------------------------------

Net Cash Flow after Management of Liquid Resources                                                    74,106

Financing
Repayments to former signatories                                                                      (4,488)
Capital element of finance lease rental payments                                                     (14,213)
============================================================================================================

Net Cash Outflow From Financing                                                                      (18,701)

Increase In Cash In The Period                                                                        55,405
============================================================================================================

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 35

NOTES TO THE FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The Directors present the consolidated financial statements of Inmarsat Holdings Ltd for the period from incorporation on November 20, 1998 to December 31, 1999.

The Company was formed on November 20, 1998 as Inmarsat One Ltd, a private limited liability Company registered in England and Wales.

Under the transition arrangements approved by the governing body (the "Assembly") of the International Mobile Satellite Organization (the "Organization") and following the completion of various conditions precedent, the Organization transferred, on April 15, 1999, all its assets and liabilities to a private Company (Inmarsat Two Company, since re-registered as Inmarsat Ltd (a wholly owned subsidiary of the Company)).

In return for the receipt of these assets and liabilities, Inmarsat Two
Company issued ordinary shares to Inmarsat One Ltd (since renamed Inmarsat Holdings Ltd) which then issued ordinary shares to the former Signatories of the Organization in settlement of their investment shares. On the same date, the investment in ICO Global Communications (Holdings) Ltd was transferred from Inmarsat Two Company to Inmarsat Holdings Ltd. See Note 26 for details of assets transferred.

2. ACCOUNTING POLICIES

The financial statements have been prepared under the historical cost convention and in accordance with accounting standards adopting the following applicable accounting policies:

a) Basis of Consolidation

The consolidated financial statements have been prepared in accordance with applicable United Kingdom Generally Accepted Accounting Principles (UK GAAP).

The Group financial statements consolidate the financial statements of the Company and its subsidiary undertakings together with associated undertakings to the extent of the Group's interest in those undertakings. Inter-Company transactions and balances have been eliminated. The result of subsidiary undertakings established or acquired during the period are included in the consolidated profit and loss account from the date of acquisition.

The Company has taken advantage of Section 230 of the Companies Act 1985 and has not presented a profit and loss account. The loss of the Company for the financial period is disclosed in Note 10 to these financial statements.

b) Revenue

Revenue represents the amounts invoiced, excluding VAT, for the provision of space segment capacity.

c) Currency of Accounting and Foreign Currency

The currency used in the financial statements is the United States of America dollar ("US$"). Transactions not denominated in US dollars during the accounting period have been translated into US dollars at an average hedged rate of exchange. Fixed assets denominated in currencies other than the US dollar have been translated at the hedged rates of exchange ruling at the dates of acquisition. Current assets and liabilities denominated in currencies other than the US dollar have been translated at the hedged rates of exchange for the next year. Differences on exchange are dealt with in the profit and loss account.

Gains and losses in respect of financial instruments used to manage foreign currency exposures are deferred and only recognised upon the maturity of the contract.

d) Space Segment Capital Expenditure

Expenditure charged to space segment projects includes invoiced progress payments, external consultancy costs and in-house costs. Progress payments are determined on milestones achieved to date together with agreed cost escalation indices. Future payments for third generation satellites dependent on the future performance of each satellite are also accrued and capitalised as each satellite becomes operational. Recognition of these expenditures is deferred until the respective satellite becomes operational and is depreciated over the life of each satellite from the date of commencement of operations - see Note 2 (e) for useful lives.

e) Depreciation of Fixed Assets

Depreciation is calculated to write off the historical cost of fixed assets, except land, on a straight line basis over the expected useful lives of the assets concerned. The principal annual rates used for this purpose are;

Space segment                                                     9.1-10.0%
Fixtures and fittings, and other building-related equipment           10.0%
Buildings                                                              4.0%
Other fixed assets                                               20.0-33.3%

f) Provision for Asset Impairment

Provision is made for asset impairment of the recoverable amount (the higher of net realisable value and value in use) falls below its carrying value.

36 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO FINANCIAL STATEMENTS CONTINUED

g) Leasing Commitments
Assets acquired under finance leases have been recorded in the balance sheet as fixed assets at their equivalent capital value and are depreciated over the useful life of the asset. The corresponding liability is reported as between its short term and long term components. The interest element of the finance lease is charged to the profit and loss account over the lease period at a constant rate. Interest accruing prior to commencement of operations of each such asset is capitalised. Rentals payable under operating leases are charged in the profit and loss account in equal annual amounts over the term of the lease.

h) Research and Development
Research expenditure is written off in the year in which it is incurred. Development costs of services whose business case has been demonstrated and approved by the Board are capitalised from the date of approval until the development is complete and the commencement of service. Such costs are amortised over five years, which is in line with the depreciation policy as shown in Note 2 (e).

i) Pensions
The Group operates a defined benefit and a number of defined contribution pension schemes in its principal locations. The defined benefit scheme is funded and its assets are held in separate funds administered by the Board of Directors of a corporate trustee.

Pension costs for the defined benefit scheme are assessed in accordance with the advice of independent qualified actuaries and are charged to the profit and loss account so as to spread the cost on a straight line basis over the average service lives of employees. Pension surpluses and deficits are amortised over the expected average remaining service lives of current employees. Pension costs for the defined contribution schemes are charged to the profit and loss account as incurred.

j) Post-retirement Benefits
Inmarsat recognises liabilities relating to post-retirement medical benefits in respect of employees in the United Kingdom and overseas following the introduction of Urgent Issues Task Force Abstract 6 - Accounting for Post-Retirement Benefits other than Pensions. The basis of the valuation of the liability is the projected unit method. Annual charges are made to the Group's profit and loss account so as to spread the cost of these benefits after retirement, on a systematic basis, over the employees' working lives.

k) Investments
Investments, held as fixed assets, are recorded in the balance sheet at cost less provision for any permanent diminution in value.

l) Taxation
Provision is made for deferred taxation, using the liability method, on all material timing differences to the extent that it is probable that the timing differences will crystallise.

3. SEGMENTAL REPORTING
An analysis of turnover by business sector and traffic category is set out below.

US$000                           Maritime       Land Mobile      Aero    Navigation      Total
----------------------------------------------------------------------------------------------
Voice                             127,721            42,318     3,367             -    173,406
Data - Circuit                     23,241            20,000         -             -     43,241
Data - Packet                      34,855             4,348     1,248             -     40,451
Telex                              11,970                91         -             -     12,061
Other                              10,164             2,411     3,413         5,404     21,392
----------------------------------------------------------------------------------------------

Total                             207,951            69,168     8,028         5,404    290,551
==============================================================================================

Inmarsat provides a range of satellite communications services. Because of the integrated nature of the underlying satellites and associated network infrastructure, it is not feasible to show net assets and the result for the period by business sector and traffic category.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 37

4. OPERATING COSTS
                                                                         US$'000
--------------------------------------------------------------------------------
Wages and benefits                                                        35,294
Social security costs                                                      3,785
Pension costs                                                              2,977
--------------------------------------------------------------------------------
Total staff costs                                                         42,056
--------------------------------------------------------------------------------
Network and satellite operations                                          11,138
Other operating costs                                                     25,933
Depreciation (Note 12)                                                   124,202
--------------------------------------------------------------------------------
Operating costs for continuing operations                                203,329
================================================================================

The Directors believe that the nature of the Group's business is such that the analysis of operating costs required by the Companies Act 1985 is not appropriate. As required by the Act, the Directors have therefore adapted the prescribed format so that operating costs are disclosed in a manner appropriate to the Group's principal activity.


5. LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION
Loss on ordinary activities before taxation is stated after charging:
                                                                        US$'000
--------------------------------------------------------------------------------
Provision for diminution in value of investment (Note 13)               150,007
Depreciation of fixed assets - leased                                    41,059
                             - owned                                     83,143
Operating lease rentals                                                  14,987
Auditors' remuneration and expenses - audit services                        110
                                    - non audit services                    123
Staff costs (Note 4)                                                     42,056
Redundancy costs                                                          7,244
Research and development costs - Pure research costs                      2,921
Gain on Foreign Exchange                                                    948
================================================================================

Auditors' remuneration and expenses payable by the Company were US$6,000.

6. INTEREST
                                                                        US$'000
================================================================================
Interest payable on bank loans and overdrafts                              (676)
Interest payable under finance lease contracts                          (12,772)
--------------------------------------------------------------------------------
Total interest and similar charges payable                              (13,448)
Bank interest receivable                                                  1,533
--------------------------------------------------------------------------------
Net interest payable                                                    (11,915)
================================================================================

38 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO THE FINANCIAL STATEMENTS CONTINUED

7. STAFF COSTS
The average monthly number of people (including Executive Director) employed during the period.

By category of employment                                                 Number
--------------------------------------------------------------------------------
Network and Satellite Operations                                              71
Marketing and Business Development                                            86
Product Development and Engineering                                           87
Administration, Legal, Finance, Advanced Programmes and Others               147
--------------------------------------------------------------------------------

                                                                             391
================================================================================

Directors' remuneration is disclosed in Note 8. The total amount of Directors' remuneration for the period to December 31, 1999 was US$507,000.

8. DIRECTORS' REMUNERATION
Directors' remuneration for the period ended December 31, 1999

                                                      Salary   Pension     Total
                                                     US$'000   US$'000   US$'000
--------------------------------------------------------------------------------

Richard Vos                                               79        --        79
George Rorris                                             23        --        23
Firton Acha                                               15        --        15
Henry Chasia                                              29        --        29
Tom Collins                                               25        --        25
Jean-Marie Culpin                                         23        --        23
Vinoo Goyal                                               23        --        23
Dick Hoefsloot                                            23        --        23
Britt Carina Horncastle                                   23        --        23
Byung-Sup Jun                                             23        --        23
Rikuo Koike                                               23        --        23
Philip Permut                                             31        --        31
John Rennocks                                              5        --         5
Artur Schechtman                                           5        --         5
Michael Storey                                           152         5       157
--------------------------------------------------------------------------------

                                                         502         5       507
================================================================================

The highest paid Director, Mr. Storey also receives the benefits disclosed in the Report of the Remuneration Committee on page 28.

Certain amounts disclosed in this note were paid in Pounds Sterling but are represented in this table as US dollars, based on a average exchange rate of US$1.62 to (Pounds)1.00 for the period ended December 31, 1999.

Fees for some Directors were paid direct to their employers.

9. TAX ON LOSS ON ORDINARY ACTIVITIES
The tax charge is based on the taxable profits for the period and comprises:

                                                                         US$'000
--------------------------------------------------------------------------------
Corporation tax at 30%                                                    14,087
Corporation tax at 20% (Jersey)                                               23
--------------------------------------------------------------------------------

                                                                          14,110
================================================================================

The UK Inland Revenue has agreed that the value of assets qualifying for capital allowances (tax depreciation) at transition should be the open market value of the assets at that date. Discussions are underway to agree the open market values with the Inland Revenue, but those discussions are not yet completed. The Directors consider that the open market value is considerably in excess of net book value. However, pending conclusion of the discussions with the Inland Revenue the Directors have taken the prudent approach to taking into account only net book value in arriving at the tax charge for the year. Agreement of the open market values at an amount in excess of net book value would reduce the tax charge.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 39

9. TAX ON LOSS ON ORDINARY ACTIVITIES Continued
Deferred Taxation
The tax effect of timing differences due to excess capital allowances is:

                                                                                                         US$000
---------------------------------------------------------------------------------------------------------------
Amounts provided                                                                                             --
Unprovided deferred taxation liability                                                                   10,200
===============================================================================================================

The unprovided deferred tax liability arises from the difference between the rates of capital allowances (tax depreciation) and accounting depreciation, based on the net book value of assets qualifying for capital allowances as noted above. If the open market value of these assets at transition is agreed by the UK inland Revenue to be in excess of net book value, this will give rise to a deferred tax asset, which will be recorded at that time.

There were no provisions for the Company.

10. LOSS OF HOLDING COMPANY
The loss in the holding company, Inmarsat Holdings Ltd, for the period to December 31, 1999 was US$87,602,000. The Company has taken advantage of the exemption available under Section 230 of the Companies Act 1985 and has not presented a profit and loss account.

11. DIVIDENDS
No dividend was declared during the period.

12. TANGIBLE FIXED ASSETS

                                                       Freehold and         Services
                                                     long leasehold       equipment,
                                                           land and     fixtures and          Space
                                                          buildings         fittings        Segment       Total
Group                                                       US$'000          US$'000        US$'000     US$'000
---------------------------------------------------------------------------------------------------------------
Cost
At November 20, 1998                                             --               --             --          --
Transfers in (Note 26)                                       64,201          296,319      1,876,000   2,236,520
Additions                                                        --           20,771            363      21,134
Disposals                                                        --              (60)            --         (60)
---------------------------------------------------------------------------------------------------------------
At December 31, 1999                                         64,201          317,030      1,876,363   2,257,594
===============================================================================================================

Accumulated Depreciation
At November 20, 1998                                             --               --             --          --
Transfers in (Note 26)                                       13,559          218,165      1,021,711   1,253,435
Charge for the period                                         1,485           14,635        108,082     124,202
Disposals                                                        --              (54)            --         (54)
---------------------------------------------------------------------------------------------------------------
At December 31, 1999                                         15,044          232,746      1,129,793   1,377,583
===============================================================================================================

Net Book Value
At December 31, 1999                                         49,157           84,284        746,570     880,011
===============================================================================================================

Space segment assets acquired under finance lease contracts are included at the net book value of US$251.5 million.

The net book value of freehold land and buildings is US$1.1 million. The net book value of long leasehold land and buildings is US$48.1 million. Long leases are defined as leases with over 50 years remaining.

At the end of the period, capitalised costs of US$13.5 million are included in respect of assets capitalised for projects which have yet to go into service. Included in this amount is US$3.0 million of deferred development expenditure. Depreciation of these assets has not started and will only commence when the services for which they relate become operational.

The Company owns no fixed assets.

40 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO FINANCIAL STATEMENTS CONTINUED

13. INVESTMENTS


                                                                      Fixed Asset
                                                                      Investments
                                                                           US$000
---------------------------------------------------------------------------------
Group
Transfers in (Note 26)                                                    150,007
Provision of diminution in value of ICO investment                       (150,007)
---------------------------------------------------------------------------------
At December 31, 1999                                                            0
---------------------------------------------------------------------------------
Company
Transfers in (Note 26)                                                    893,617
Provision for diminution in value of ICO investment                      (150,007)
---------------------------------------------------------------------------------
At December 31, 1999                                                      743,610
=================================================================================

The investment of US$150,007,000 comprised 9.54 per cent of the issued share capital of ICO Global Communications (Holdings) Ltd ("ICO"), a Company listed on the NASDAQ stock exchange in the US on July 31, 1998.

On August 27, 1999, ICO filed for Chapter 11 protection in the USA, at which time NASDAQ suspended trading in the shares. It is probable that the Company's entire investment in ICO is likely to be either lost or at best significantly reduced if ICO emerges from Chapter 11 to continue in some form. Under the circumstances, the Board of Directors concluded that it is appropriate to make full provision of the entire amount of this investment. No tax relief arises from this provisions, but a capital loss may be available for off-set against future capital gains upon the eventual disposal of the investment.

The Company's fixed asset investments relate of the cost of investment in subsidiary undertakings and the investment in ICO as detailed above. A list of the Company's principal subsidiary undertakings is disclosed in Note 27.

14.  DEBTORS

                                                                 Group     Company
                                                                  1999        1999
                                                               US$'000     US$'000
----------------------------------------------------------------------------------
Trade debtors                                                  118,595          --
Other debtors                                                    6,287         255
Prepayments and accrued income                                   1,973          --
----------------------------------------------------------------------------------
                                                               126,855         255
==================================================================================

15.  CREDITORS -- AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                 Group     Company
                                                                  1999        1999
                                                               US$'000     US$'000
----------------------------------------------------------------------------------
Bank overdraft                                                     476          --
Trade creditors                                                  3,467          --
Amounts due to subsidiary companies                                 --      87,664
Amounts due to former signatories of International Mobile        4,072          --
 Satellite Organization
Taxation and social security                                    12,634           7
Other creditors                                                  8,381          --
Obligations under finance lease contracts (Note 18)             74,010          --
Accruals and deferred income                                    67,678         186
----------------------------------------------------------------------------------
                                                               170,718      87,857
----------------------------------------------------------------------------------

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 41

16. CREDITORS - AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                                                                      Group         Company
                                                                                       1999            1999
                                                                                    US$'000         US$'000
-----------------------------------------------------------------------------------------------------------
Deferred satellite payments                                                          70,365              --
Obligations under finance lease contracts (Note 18)                                 236,317              --
-----------------------------------------------------------------------------------------------------------
                                                                                    306,682              --
===========================================================================================================

The amounts of deferred satellite payments due after five years in US$41.2 million.

17. PROVISION FOR LIABILITIES AND CHARGES

                                                                                            Post Retirement
                                                                                                 Healthcare
                                                                                                    US$'000
-----------------------------------------------------------------------------------------------------------
Group
As at November 20, 1998                                                                                  --
Transferred in (Note 26)                                                                              4,977
Credited in the period                                                                                 (756)
-----------------------------------------------------------------------------------------------------------
December 31, 1999                                                                                     4,221
===========================================================================================================

There were no provisions for the Company.

18. OBLIGATIONS UNDER FINANCE LEASES

                                                                                                      US$'000
-------------------------------------------------------------------------------------------------------------
Due within one year                                                                                    74,010
Due in two to five years                                                                              158,211
Due after five years                                                                                   78,106
-------------------------------------------------------------------------------------------------------------
                                                                                                      310,327
=============================================================================================================

The obligations due under finance lease are secured on space segment revenues.

42 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO THE FINANCIAL STATEMENTS CONTINUED

19. CALLED UP SHARE CAPITAL

                                                                           Equity              Non-equity          Total
                                                                          US$'000                 US$'000        US$'000
------------------------------------------------------------------------------------------------------------------------
Authorised:
20,000,001 ordinary shares of (Pound)1 each                                32,400                      --         32,400
1 special rights non-voting redeemable preference share of (Pound)1            --                      --             --
------------------------------------------------------------------------------------------------------------------------
                                                                           32,400                      --         32,400
========================================================================================================================
Allotted, issued and fully paid:
10,000,001 ordinary shares of (Pound)1 each                                16,200                      --         16,200
1 special rights non-voting redeemable preference share of (Pound)1            --                      --             --
------------------------------------------------------------------------------------------------------------------------
                                                                           16,200                      --         16,200
========================================================================================================================

Ordinary shares
The ordinary shares of (Pound)1 each have full voting rights.

During the period the following issues of ordinary shares were made:

                                                                                    Nominal value
                                                    No. of ordinary                   of ordinary
                                                      shares issued                 shares issued          Consideration
------------------------------------------------------------------------------------------------------------------------
Reason for issue
Issued on transition (see Note 26)                       10,000,000                 US$16,200,000          US$16,200,000
========================================================================================================================

During the period, the following share options were granted. Options may be exercised at times and prices as set out below. At December 31, 1999, options in respect of 122,062 shares were outstanding. Summary details of the share plans are given in the Report of the Remuneration Committee on page 28.

Name of Plan                    No. shares      Exercise period                                        Price
------------------------------------------------------------------------------------------------------------------------
Share Option Plan               38,377          Earliest on IPO; expiring between
                                                10/2009 and 12/2009                             (Pounds)78.65 per share

Share Option Plan                8,000          Earliest one year after IPO; expiring 10/2009   (Pound)1 per tranche;
                                                                                                three tranches in total

Approved Share Purchase Plan    75,685          Earliest on IPO; expiring 10/2009               (Pounds)78.65 per share
========================================================================================================================

Special rights relating to non-voting redeemable preference share capital (the "Special Share").
The special share is held by the International Mobile Satellite Organization, carries no voting rights and may be redeemed at par at any time by giving written notice to the Company or will be redeemed upon the termination of the Public Services Agreement, an agreement between the International Mobile Satellite Organization, Inmarsat Holdings Ltd and Inmarsat Ltd, which sets out the public services obligations and basic principles of the Inmarsat Group.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 43

20. RESERVES

                                                                                                 Other            Profit and
                                                                                               Reserve          loss account
                                                                                               US$'000               US$'000
-----------------------------------------------------------------------------------------------------------------------------
Group:
At November 20, 1998                                                                                --                    --
Transition (Note 26)                                                                           727,410                    --
Loss for the period                                                                                 --               (86,731)
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1999                                                                           727,410               (86,731)
============================================================================================================================

Company:
At November 20, 1998                                                                                --                    --
Transition (Note 26)                                                                           727,410                    --
Loss for the period                                                                                 --               (87,602)
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1999                                                                           727,410               (87,602)
============================================================================================================================

21. NOTES TO CASH FLOW STATEMENT

Reconciliation of Operating Profit to Net Cash Inflow from Operating Activities
                                                                                                                       1999
                                                                                                                    US$'000
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                                                      (60,706)
Depreciation                                                                                                        124,202
Profit on sale of tangible fixed assets                                                                                  (5)
Provision for diminution in value of investment in ICO (Note 13)                                                    150,007
Increase in debtors                                                                                                  (1,609)
Increase in creditors                                                                                                33,487
Decrease in provisions                                                                                                 (300)
---------------------------------------------------------------------------------------------------------------------------
Net cash inflow from continuing operating activities                                                                245,076
===========================================================================================================================

Reconciliation of Net Cash Flow to Movement in Net Debt                                                             US$'000

---------------------------------------------------------------------------------------------------------------------------
Net cash at November 20, 1998                                                                                            --
Net debt transferred                                                                                               (378,987)
Increase in cash in the period                                                                                       53,793
Movement in deposits                                                                                                 75,753
Movements in borrowings                                                                                              56,059
Reduction in finance leases due within one year                                                                       3,096
Reduction in finance leases due after one year                                                                       11,117
---------------------------------------------------------------------------------------------------------------------------
Net debt at December 31, 1999                                                                                      (179,169)
===========================================================================================================================

44 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO THE FINANCIAL STATEMENTS Continued


21. NOTES TO CASH FLOW STATEMENT Continued

Analysis Of Net Funds/Debt

                                                                     November 20,     Transfers      Cashflow        December 31,
                                                                             1998                                            1999
                                                                          US$'000       US$'000       US$'000             US$'000
---------------------------------------------------------------------------------------------------------------------------------
Cash in hand and in bank                                                       --         2,088        53,793              55,881
Short term investments                                                         --            --        75,753              75,753
Overdrafts                                                                     --       (56,535)       56,059                (476)
---------------------------------------------------------------------------------------------------------------------------------

Debt due within one year                                                       --       (54,447)      185,605             131,158
Debt due after more than one year                                              --            --            --                  --
---------------------------------------------------------------------------------------------------------------------------------
Net funds/(debt) before finance lease obligations                              --       (54,447)      185,605             131,158
Finance lease obligations                                                      --      (324,540)       14,213            (310,327)
---------------------------------------------------------------------------------------------------------------------------------
                                                                               --      (378,987)      199,818            (179,169)
Total
=================================================================================================================================

22. PENSION ARRANGEMENTS
The Group operates a defined benefit and a number of defined contribution pension schemes in its principal locations. The defined benefit scheme is funded and its assets are held in a separate fund administered by the Board of Directors of a corporate trustee.

As the scheme commenced in April 1999, no actuarial valuation has been carried out to date or was required by legislative requirements. However in establishing the scheme, actuarial advice was taken in determining the initial contribution rates. The scheme will be valued using the projected unit method with the first actuarial valuation being carried out as at January 1, 2000.

The assumptions which have the most significant effect on the results of the actuarial valuations are those relating to the rate of return on investments, the rates of increases in salaries and the rate of pension increases. For the calculation of the initial funding rates, the actuaries assumed that the rate of investment return will, on average, exceed pay and pension increases by 2 per cent and 4 per cent per annum respectively.

The Group's pension plans, including defined benefit and defined contribution elements, commenced on April 15, 1999 following the transition of Inmarsat, the intergovernmental organization, to Inmarsat Holdings Ltd and its subsidiary companies. Initial funding requirements were based on actuarial estimates.

23. CAPITAL COMMITMENTS
The Company had authorised and contracted but not provided for capital commitments of US$19.8 million at the balance sheet date.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 45

24.  OPERATING LEASE COMMITMENTS
At December 31, 1999, the Group had the following commitments under non-cancellable operating leases:

                                                                           Land and buildings       Other          Total
                                                                                      US$'000     US$'000        US$'000
------------------------------------------------------------------------------------------------------------------------
Annual commitments under non-cancellable operating leases expiring:
Within one year                                                                            92       6,275          6,367
Within two to five years                                                                  191      12,269         12,460
After five years                                                                            -           -              -
------------------------------------------------------------------------------------------------------------------------
                                                                                                                  18,827
------------------------------------------------------------------------------------------------------------------------

25.  RELATED PARTIES
The Group had the following related party transactions in the period to December 31, 1999:

All space segment revenue is derived from the sale of satellite utilisation to Land Earth Station Operators, which are all owned by the shareholders of the Company. The terms and conditions of these sales are governed by the "Land Earth Station Operators Agreement" (the "Agreement").

A detailed analysis of revenue by related party has not been provided. Such information is confidential in which respect Inmarsat has an obligation of non-disclosure pursuant to the Agreement. In addition, as the shareholders are competitors for the distribution of Inmarsat services, such information would be commercially sensitive to each.

Some network and satellite control services, equipment and telephone services are procured from suppliers who also happen to be shareholders, the total of which amounted to US$9.0 million in the period. These contracts are negotiated on an "arms length" basis after a competitive tender process.

Various shareholders rented office space at the Group's headquarters under "arms length" arrangements. During the period, an amount of US$0.1 million was received. These arrangements have now been discontinued.

Services Contract revenue of US$1.5 million arose under the terms of an "arms length" services contract with ICO Services Limited, a subsidiary of ICO Global Communications (Holdings) Ltd. Amounts due from ICO Services Limited at December 31, 1999 were US$1.4 million. As referred to in Note 13 to the Financial Statements, the Group owned 9.54 per cent of ICO Global Communications (Holdings) Ltd at December 31, 1999.

46 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

NOTES TO THE FINANCIAL STATEMENTS Continued


26. TRANSITION - THE GROUP AND ITS BUSINESS
As discussed in Note 1, the Company, under the name of Inmarsat One Ltd, was formed on November 20, 1998.

Under the transition arrangements approved by the governing body (the "Assembly") of the International Mobile Satellite Organization (the "Organization") and following the completion of various conditions precedent, the Organization transferred, on April 15, 1999, all its assets and liabilities to a private Company (Inmarsat Two Company, since re-registered as Inmarsat Ltd (a wholly owned subsidiary of the Company)).

In return for the receipt of these assets and liabilities, Inmarsat Two Company issued ordinary shares to Inmarsat One Limited (since renamed Inmarsat Holdings
Ltd) which then issued ordinary shares to the former signatories of the Organization in settlement of their investment shares. The investment by the Company in Inmarsat Two Company was recorded as follows:

                                                                                                                         US$'000
--------------------------------------------------------------------------------------------------------------------------------
Investment - shares in Inmarsat Two Company                                                                              743,610
--------------------------------------------------------------------------------------------------------------------------------

Share capital issued to former Signatories of the Organization                                                            16,200
Other reserve                                                                                                            727,410
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         743,610
================================================================================================================================

The following net assets were transferred from the Organization to Inmarsat Two Company on April 15, 1999:

                                                                                                                         US$'000
--------------------------------------------------------------------------------------------------------------------------------
Fixed assets (net)                                                                                                       983,085
Investment in ICO                                                                                                        150,007
Debtors                                                                                                                  124,675
Cash and short term investments                                                                                            2,088
Creditors - amounts falling due within one year                                                                         (188,956)
Creditors - amounts falling due after one year                                                                          (322,312)
Provisions                                                                                                                (4,977)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         743,610
================================================================================================================================

All the net assets were transferred to Inmarsat Two Company at their net book value prior to transfer.

On the same date, the investment in ICO Global Communications (Holdings) Ltd was transferred from Inmarsat Two Company to the Company.

27. PRINCIPAL SUBSIDIARY AND ASSOCIATED UNDERTAKINGS
The following subsidiaries are all included in the consolidated Financial
Statements:

                                                               Country of Incorporation       Effective interest in issued share
                                         Principal activity               and operation             capital at December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
Inmarsat Ltd                                         Trading          England and Wales                                      100%
Inmarsat Employment Company Ltd           Employment Company                     Jersey                                      100%
Inmarsat Inc                              Employment Company                        USA                                      100%
Inmarsat Three Ltd                                   Dormant          England and Wales                                      100%
Inmarsat Employee Share Plan Trustees Ltd  Corporate Trustee          England and Wales                                      100%
Inmarsat Trustee Company Ltd               Corporate Trustee          England and Wales                                      100%
Inmarsat Brazil Limitada                             Dormant                     Brazil                                       98%
================================================================================================================================

All trading activities relate to the provision of satellite communication services.

On January 18, 2000, the name of Inmarsat Three Ltd was changed to Invsat Ltd. On January 31, 2000, Invsat Ltd purchased some of the assets and liabilities of EAE Ltd and commenced trading on February 1, 2000.

            Inmarsat Holdings Ltd Annual Report and Financial Statements 1999 47

28. FINANCIAL INSTRUMENTS
Narrative disclosures relating to the Group's treasury activities and financial instruments have been included in the Financial Review on pages 20 to 22.

Funding and Liquidity
At December 31, 1999 Inmarsat had cash balances of US$131.6 million, long term creditors of US$70.4 million and secured finance lease obligations of US$310.3 million. In addition, there were US$49.5 million of committed short term bank facilities, none of which were drawn at the year end.

Currency Risk
In accordance with the Group's treasury policy to hedge forecast currency exposures on a rolling minimum 12 month basis, all anticipated exposures for 2000 and 25 per cent of those for 2001 have already been hedged at rates of exchange similar to those of 1999. It is therefore inappropriate to provide a table of non-US$ obligations outstanding as at December 31, 1999 as contracts have already been placed for the purchase of foreign currency to meet these obligations.

Disclosure
Short term debtors and creditors that meet the definition of a financial asset or liability under FRS13 have been excluded from the following numerical disclosures.

Interest Rate Risk Profile of Financial Assets of the Group
The interest rate risk profile by currency of the financial assets of Inmarsat was as follows:

Currency US$ millions equivalent                       Cash at Bank      Investments             Total
------------------------------------------------------------------------------------------------------
US$                                                            51.0             75.0             126.0
(Pounds) Sterling                                               2.3              0.0               2.3
Other currencies                                                2.6              0.7               3.3
------------------------------------------------------------------------------------------------------
Total per Balance Sheet                                        55.9             75.7             131.6
======================================================================================================

Investments comprise short term money market investments all of which mature no later than three months after the year end. The interest rate on both the overnight deposits and money market investments was based on the relevant national LIBID at the date the deposits were placed.

Interest Rate Risk Profile of Financial Liabilities of the Group
The only two financial liabilities of the Group, other than short term creditors, are the obligations under the finance facility contracts and long term liabilities arising from the performance payments due in respect of the third generation satellite programme. The latter are non-interest bearing and their payment profile is shown in Notes 15 and 16.

The structure of the finance lease obligations are explained in the Financial Review on pages 20 to 22. The obligations of US$310.3 million due under these facilities have an effective average fixed rate of interest rate of 6.7 per cent and the maturity profile is analysed in Note 18.

Market Risk
At December 31, 1999, on the basis of past net cash balances, it is estimated that a one per cent movement in interest rates would have impacted 1999 profit before tax by approximately US$0.2 million. It is also estimated that a general movement of the US$/sterling exchange rate of one per cent would have impacted the 1999 profit before tax by approximately US$1.0 million.

48 Inmarsat Holdings Ltd Annual Report and Financial Statements 1999

FIVE YEAR SUMMARY

US$ Millions

Profit and Loss
                                                                          1995        1996         1997        1998         1999
--------------------------------------------------------------------------------------------------------------------------------
Reserves                                                                   328         363          378         401          406
Profit before tax and provision for diminution in value of investment      134         137          127         126          119
Profit/(Loss) for the financial year                                       134         137          127         126          (47)
--------------------------------------------------------------------------------------------------------------------------------

Operating cash flow                                                        261         263          317         405          339
--------------------------------------------------------------------------------------------------------------------------------

Balance Sheet
Net funds at the year end                                                   11          16           36          61          131
Tangible fixed assets                                                    1,067       1,277        1,288       1,182          880
Total assets less liabilities                                              729         931          978         851          656
Pre-tax return on equity before provision of write down of investment     19.3%       16.5%        13.4%       13.7%        10.8%
--------------------------------------------------------------------------------------------------------------------------------

Notes
1. Results for the year ended December 31, 1995, 1996, 1997 and 1998 as recorded by Inmarsat, the intergovernmental organization, prior to transition.
2. The 12 months results for 1999 include the period from January 1 to April 14 as recorded by Inmarsat, the intergovernmental organization prior to transition, and the results reported on pages 32 to 47 of the Financial Statements.
3. The comparative amounts provided for 1995 to 1998 relate to the period during which the business was managed within the intergovernmental organization. The Consolidated Financial Statements for these periods are not directly comparable with those for 1999 principally because the organization's employees were paid levels of remuneration which reflected their status as exempt from United Kingdom income taxes, and the entity itself was exempt from UK taxation.

(c) 2000 Inmarsat Holdings Ltd. Inmarsat and the Inmarsat logo are trademarks licensed to Inmarsat Holdings Ltd by the International Mobile Satellite Organization. All other trademarks are acknowledged.

Designed and produced by CGI. Printed by First Impression.

[LOGO]
















INMARSAT HOLDINGS LTD
99 CITY ROAD
LONDON EC1Y 1AX
UNITED KINGDOM
TEL: +44(0)20 7728 1000
FAX: +44(0)20 7728 1044

http://www.inmarsat.com

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMSAT CORPORATION
                                       (Registrant)

Date:  June 23, 2000                   By /s/ Alan G. Korobov
                                       -----------------------------
                                       (Alan G. Korobov, Controller)