Form 10-Q
period 2000-06-30
COMSAT CORP
filed 2000-08-14
CIK 22698

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 2000
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety (90) days.  Yes [X]       No [_]

53,364,848 shares of the Registrant's common stock were outstanding as of June 30, 2000.

     The registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I.    Financial Information

Item 1.    Interim Financial Statements for the Corporation (Unaudited)

                      COMSAT CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Income Statements

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                ---------------------------           -----------------------------
In thousands, except per share amounts             2000              1999               2000               1999
-------------------------------------------------------------------------------------------------------------------
REVENUES                                       $ 168,728         $ 155,925          $ 340,164          $ 300,466
                                               ---------         ---------          ---------          ---------
Operating expenses:
     Cost of services                             96,728            83,071            187,768            163,573
     Depreciation and amortization                39,104            43,938             77,853             86,444
     Research and development                      1,456             2,183              3,772              3,903
     General and administrative                    8,356             6,727             14,373             11,928
     Merger costs                                  1,640             2,057              2,931              3,893
                                               ---------         ---------          ---------          ---------
     Total operating expenses                    147,284           137,976            286,697            269,741
                                               ---------         ---------          ---------          ---------
OPERATING INCOME                                  21,444            17,949             53,467             30,725
Other income (expense), net                         (905)           14,056              9,415             31,153
Interest expense, net of amounts capitalized      (8,810)           (9,605)           (17,416)           (19,382)
                                               ---------         ---------          ---------          ---------
INCOME BEFORE INCOME TAXES                        11,729            22,400             45,466             42,496
Income tax expense                                (5,134)          (10,431)           (17,879)           (18,501)
                                               ---------         ---------          ---------          ---------
NET INCOME                                     $   6,595         $  11,969          $  27,587          $  23,995
                                               =========         =========          =========          =========

EARNINGS PER COMMON SHARE:
     Basic                                     $    0.12         $    0.23          $    0.52          $    0.46
     Assuming dilution                              0.12              0.22               0.52               0.45

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                                            June 30,             December 31,
In thousands                                                                                    2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                 $   57,555               $   78,632
Receivables                                                                                  145,801                  149,973
Other                                                                                         19,224                   62,017
                                                                                          ----------               ----------
Total current assets                                                                         222,580                  290,622
                                                                                          ----------               ----------

Property and equipment (net of accumulated depreciation
   of $1,298,733 in 2000 and $1,209,924 in 1999)                                             939,101                  912,475
Investments                                                                                  362,258                  327,684
Other assets                                                                                 126,916                  120,943
                                                                                          ----------               ----------
TOTAL ASSETS                                                                              $1,650,855               $1,651,724
                                                                                          ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt                                                      $   75,806               $      786
Accounts payable and accrued liabilities                                                      95,616                  114,081
Due to related parties                                                                        30,137                   27,893
Other                                                                                          3,265                    6,928
                                                                                          ----------               ----------
Total current liabilities                                                                    204,824                  149,688
                                                                                          ----------               ----------

Long-term debt                                                                               339,549                  408,979
Deferred income taxes and investment tax credits                                             108,446                  110,214
Accrued post-retirement benefit costs                                                         48,902                   49,075
Other long-term liabilities                                                                  126,266                  136,063
Preferred securities issued by subsidiary                                                    200,000                  200,000

STOCKHOLDERS' EQUITY:
Common stock                                                                                 452,841                  448,072
Retained earnings                                                                            251,944                  229,681
Treasury stock                                                                                (9,211)                  (8,991)
Unearned compensation                                                                         (3,892)                  (2,804)
Accumulated other comprehensive loss                                                         (68,814)                 (68,253)
                                                                                          ----------               ----------
Total stockholders' equity                                                                   622,868                  597,705
                                                                                          ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,650,855               $1,651,724
                                                                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                      COMSAT CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Cash Flow Statements

                                                                                                        Six Months Ended June 30,
                                                                                                 -----------------------------------
In thousands                                                                                            2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                          $  27,587              $ 23,995
Adjustments to reconcile net income to net cash provided by
 continuing operations:
Depreciation and amortization                                                                          77,853                86,444
Equity in earnings of affiliates                                                                      (12,212)               (9,159)
Gain on sale of investments                                                                            (6,166)              (25,671)
Changes in operating assets and liabilities                                                            15,573                 1,886
Other                                                                                                  (2,525)                  846
                                                                                                   ----------            ----------
Net cash provided by continuing operations                                                            100,110                78,341
Net cash used by discontinued operations                                                               (3,308)               (6,208)
                                                                                                   ----------            ----------
Net cash provided by operating activities                                                              96,802                72,133
                                                                                                   ----------            ----------

Cash flows from investing activities:
Purchase of property and equipment                                                                    (82,894)              (55,194)
Investments in unconsolidated businesses                                                               (1,041)                    -
Proceeds from sale of investments                                                                       8,672                29,541
Increase in INTELSAT ownership                                                                        (37,121)              (38,064)
Distribution from Inmarsat                                                                                  -                31,248
Other                                                                                                     360                  (676)
                                                                                                   ----------            ----------
Net cash used in investing activities                                                                (112,024)              (33,145)
                                                                                                   ----------            ----------

Cash flows from financing activities:
Common stock issued                                                                                     2,032                 3,124
Cash dividends paid                                                                                    (5,324)               (5,268)
Repayment of long-term debt                                                                              (392)               (7,238)
Payment of satellite performance incentives                                                            (2,171)                    -
                                                                                                   ----------            ----------
Net cash used in financing activities                                                                  (5,855)               (9,382)
                                                                                                   ----------            ----------

Net increase (decrease) in cash and cash equivalents                                                  (21,077)               29,606
Cash and cash equivalents, beginning of period                                                         78,632                30,795
                                                                                                   ----------            ----------

Cash and cash equivalents, end of period                                                           $   57,555            $   60,401
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

      Electromechanical Systems, Inc. was excluded from the COMSAT RSI, Inc. sale in 1998 and retained by COMSAT in discontinued operations pending its possible sale. Effective January 1, 2000, Electromechanical Systems is now reported in continuing operations. The assets, revenues and income of Electromechanical Systems were not material to COMSAT's consolidated financial position or operating results prior to 2000.

2.    Agreement and Plan of Merger with Lockheed Martin Corporation

      On August 3, 2000, Lockheed Martin Corporation ("Lockheed Martin") acquired the remaining outstanding common stock of COMSAT Corporation ("COMSAT") in connection with the merger (the "Merger") of COMSAT with and into a wholly-owned subsidiary of Lockheed Martin. The Merger was effected pursuant to the Agreement and Plan of Merger, among Lockheed Martin, COMSAT and a subsidiary of Lockheed Martin, dated as of September 18, 1998 (the "Merger Agreement"). Lockheed Martin owned approximately 49% of COMSAT's outstanding common stock prior to completion of the Merger. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of COMSAT common stock, not held by Lockheed Martin, was converted into the right to receive one share of Lockheed Martin common stock.

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

      In March 2000, Congress passed and the President signed the ORBIT Act. The ORBIT Act amends the Satellite Act and repeals upon enactment the special restrictions on the ownership of COMSAT common stock and FCC regulation of COMSAT's capital structure. A detailed description of the ORBIT Act is included in COMSAT's Form 10-K for the year ended December 31, 1999.

      Litigation. The corporation and its subsidiaries are a party to various lawsuits and arbitration proceedings and are subject to various claims and inquiries, which generally are incidental to the ordinary course of their business.

      On August 3, 2000, Electromechanical Systems, Inc. (EMS), a subsidiary of the corporation, entered a plea of guilty in the United States District Court for the Middle District of Florida in Tampa to a one-count information charging obstruction of federal audits in violation of 18 U.S.C. (S) 1516. The information charged that from 1988 through February 1999, EMS employees concealed or altered documents or other information in order to avoid detection by government auditors that EMS employees were engaged in fraudulent activity, including falsification of actual costs associated with work performed for the United States Navy on radar pedestals. As part of a plea agreement, EMS agreed to pay the government $7.5 million in restitution and the United States Attorney's Office for the Middle District of Florida agreed that it will not charge COMSAT, any COMSAT successor corporation, or any current or former COMSAT affiliate and will not further charge EMS, with any criminal offense relating to the conduct giving rise to the plea. As previously reported, in January 1999, the United States Department of Justice announced that it intended to join a lawsuit filed by former employees of EMS under the qui tam provisions of the Civil False Claims Act. The lawsuit, which alleges conduct similar to that charged in the criminal information, names EMS, the corporation and several current or former employees of EMS and seeks potential damages estimated at up to $40 million. The lawsuit has been stayed pending completion of the criminal investigation by the United States Attorney's Office. The corporation intends vigorously to defend the allegations against COMSAT and EMS in the lawsuit but cannot predict the ultimate outcome or estimate the amount of liability, if any, that could result from the lawsuit.

      In addition, Note 7 describes an arbitration proceeding related to the Green Bank contract to which the corporation is a party.

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

5.   Earnings Per Share

     The following reconciliation illustrates the calculation of our basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2000 and 1999:

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                 -------------------------------------------------------------------------
In millions, except per share amounts                           2000            1999                   2000           1999
--------------------------------------------------------------------------------------------------------------------------
Net income                                               $       6.6     $      12.0             $     27.6     $     24.0
                                                         ===========     ===========             ==========     ==========

Basic:
  Weighted average shares outstanding                           53.2            52.6                   53.1           52.5
                                                         ===========     ===========             ==========     ==========
    Per share                                            $      0.12     $      0.23             $     0.52     $     0.46
                                                         ===========     ===========             ==========     ==========

Assuming dilution:
Weighted average shares outstanding                             53.2            52.6                   53.1           52.5
Stock options                                                    0.5             1.1                    0.3            1.1
Restricted stock awards and units                                  -             0.1                    0.1            0.1
                                                         -----------     -----------             ----------     ----------
Total                                                           53.7            53.8                   53.5           53.7
                                                         ===========     ===========             ==========     ==========
    Per share                                            $      0.12     $      0.22             $     0.52     $     0.45
                                                         ===========     ===========             ==========     ==========


6.   Comprehensive Income

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

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------------
In millions                                                  2000            1999                   2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                $      6.6      $     12.0              $    27.6      $     24.0
Other comprehensive income (loss):
   Unrealized gain (loss) on securities                            -           (14.4)                  (2.2)          (24.9)
   Foreign currency translation                                 (4.5)           (0.1)                   1.7           (50.5)
                                                          ----------      ----------              ---------      ----------
Total comprehensive income (loss):                        $      2.1      $     (2.5)             $    27.1      $    (51.4)
                                                          ==========      ==========              =========      ==========

     The unrealized loss on securities in 2000 represents an adjustment to reclassify $2.2 million of unrealized gains to net income in the first quarter of 2000. The unrealized loss on securities in 1999 includes a reduction in the market value of COMSAT's investment in ICO Global Communication (Holdings) Limited and reclassification adjustments related to the sale of stock in Viatel, Inc. Foreign currency translation principally relates to the appreciation (devaluation) of the Brazilian currency (the Real).

7.   Discontinued Operations

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

     The net assets of COMSAT RSI remaining were $13.8 million at June 30, 2000 and $10.5 million at December 31, 1999. The net assets consist primarily of receivables on long-term contracts, fixed assets, current liabilities and the remaining reserve for the estimated loss on disposal.

     8.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement by one year, to June 15, 2000. The corporation will adopt SFAS No. 133 in the first quarter of 2001 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.

     In December 1999, the United States Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition. In June 2000, the SEC issued SAB No. 101B - Second Amendment: Revenue Recognition in Financial Statements, which delayed the implementation of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The corporation is evaluating the impact that implementation of this SAB will have on its consolidated financial statements.

     In March 2000, FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This Interpretation clarifies the application of Opinion No. 25 for certain issues. The Interpretation is effective July 1, 2000. The corporation is evaluating the impact that implementation of this Interpretation will have on its consolidated financial statements.

9.   Segment Information

     Selected information regarding our operating segments, World Systems (CWS), Mobile Communications (CMC), International (CI) and Laboratories (Labs), follows:

Three Months Ended
(in millions)                      CWS           CMC             CI              Labs             Other             Total
---------------------------------------------------------------------------------------------------------------------------

June 30, 2000:
Revenues:
  External customers           $    96.6     $     26.9     $     29.8      $      10.9      $         4.6      $     168.8
  Intersegment                       0.8            0.1              -              0.8               (1.7)               -
                               ---------     ----------     ----------      -----------      -------------      -----------
  Total                        $    97.4     $     27.0     $     29.8      $      11.7      $         2.9      $     168.8
                               =========     ==========     ==========      ===========      =============      ===========

Segment income (loss)          $    45.6     $      5.7     $     (6.8)     $      (1.7)     $       (31.0)     $      11.8
                               =========     ==========     ==========      ===========      =============      ===========

June 30, 1999:
Revenues:
  External customers           $    85.9     $     30.7     $     27.7      $      11.6      $           -      $     155.9
  Intersegment                       0.4            0.2              -              1.7               (2.3)               -
                               ---------     ----------     ----------      -----------      -------------      -----------
  Total                        $    86.3     $     30.9     $     27.7      $      13.3      $        (2.3)     $     155.9
                               =========     ==========     ==========      ===========      =============      ===========

Segment income (loss)          $    32.0     $      4.1     $      9.5      $      (0.2)     $       (23.0)     $      22.4
                               =========     ==========     ==========      ===========      =============      ===========


Six Months Ended
(in millions)                      CWS            CMC              CI             Labs             Other            Total
---------------------------------------------------------------------------------------------------------------------------

June 30, 2000:
Revenues:
  External customers           $    195.2     $     55.8     $      58.1     $      21.9      $        9.2      $     340.2
  Intersegment                        1.3            1.0               -             1.7              (4.0)               -
                               ----------     ----------     -----------     -----------      ------------      -----------
  Total                        $    196.5     $     56.8     $      58.1     $      23.6      $        5.2      $     340.2
                               ==========     ==========     ===========     ===========      ============      ===========

Segment income (loss)          $     96.0     $     12.6     $     (13.5)    $      (2.7)     $      (46.9)     $      45.5
                               ==========     ==========     ===========     ===========      ============      ===========

June 30, 1999:
Revenues:
  External customers           $    164.3     $     60.4     $      55.4     $      20.3      $          -      $     300.4
  Intersegment                        0.9            0.2               -             2.9              (4.0)               -
                               ----------     ----------     -----------     -----------      ------------      -----------
  Total                        $    165.2     $     60.6     $      55.4     $      23.2      $       (4.0)     $     300.4
                               ==========     ==========     ===========     ===========      ============      ===========

Segment income (loss)          $     61.3     $      8.9     $      18.3     $      (1.7)     $      (44.3)     $      42.5
                               ==========     ==========     ===========     ===========      ============      ===========

     We evaluate the performance of our operating segments based on income
     (loss) before income taxes and interest costs. The "Other" column includes Electromechanical Systems, the elimination of intersegment revenues, corporate related items and interest costs, net of amounts capitalized.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended June 30, 2000

                            ANALYSIS OF OPERATIONS

         On August 3, 2000, COMSAT Corporation completed its merger with a wholly owned subsidiary of Lockheed Martin Corporation and became a business unit of Lockheed Martin Global Telecommunications.

         COMSAT entered into an Agreement and Plan of Merger with Lockheed Martin on September 18, 1998. Under that agreement, Lockheed Martin agreed to acquire all of COMSAT's outstanding common stock in a two-step transaction. The first step, a cash tender offer to purchase 49% of COMSAT's common stock at a price of $45.50 per share, was completed on September 18, 1999. The second step, the merger of COMSAT with a Lockheed Martin subsidiary, was completed on August 3, 2000. In the merger, COMSAT shareholders, other than Lockheed Martin, received one share of Lockheed Martin common stock for each share of COMSAT common stock that they owned. As a result, Lockheed Martin now owns 100% of COMSAT's common stock. The merger qualified as a tax-free reorganization.

Consolidated Operations

Revenues

         Consolidated revenues for the second quarter of 2000 were $168.8 million, or $12.9 million better than the second quarter of 1999. For the six months ended June 30, 2000, consolidated revenues were $340.2 million, or $39.8 million higher than the comparative period of 1999. The improvement in revenues for both periods was primarily due to increased revenues in World Systems.

Operating Income

         Operating income for the second quarter of 2000 was $21.4 million, or $3.5 million above the second quarter of last year. For the six-months period ended June 30, 2000, operating income was $53.5 million, which was $22.8 million higher than the comparative period of 1999. The improvement was principally due to increased operating income in World Systems, which was partially offset by increased operating losses in both International and the Laboratories. In addition, the second quarter and year-to-date 2000 results included a $3.0 million loss from the settlement of a Supplemental Executive Retirement Plan obligation. The merger costs in the second quarter of 2000 were $1.6 million, compared to $2.1 million in the same period of last year. For the year-to-date period, merger costs were $2.9 million, which was $1.0 million lower than the same period in 1999.

Other Income (Expense), Net

        Other income (expense), net for the second quarter of 2000 was expense of $900,000, which compares to income of $14.1 million for the same period of 1999. For the six months ended June 30, 2000, other income was $9.4 million, versus income of $31.2 million for the comparative period of 1999. During the first half of 1999 COMSAT sold its remaining stock in Viatel, Inc. The pre-tax gains recorded for the sale of Viatel were $12.6 million for the second quarter of 1999 and $25.7 million for the first six months of 1999. The results for the second quarter and first six months of 2000 included the establishment of a $7.5 million reserve related to an investigation by the U.S. Attorney's Office in Tampa of Electromechanical Systems, Inc., a subsidiary located in Largo, Florida. The financial results for the first six months of 2000 included $6.2 million from the sale of investments.

Interest Costs, Net of Amounts Capitalized

        Interest costs, net of amounts capitalized, for the second quarter of 2000 were $8.8 million, or $800,000 better than the second quarter of 1999. For the first half of 2000, interest costs, net were $17.4 million, which was $2.0 million below the same period of 1999. This improvement was primarily due to an increase in the amount of interest we capitalized related to the construction of INTELSAT satellites.

Income Before Income Taxes

        Income before income taxes for the second quarter of 2000 was $11.8 million, which was $10.6 million below the comparative period of 1999. For the first six months of 2000, income before income taxes was $45.5 million, or $3.0 million better than the first half of 1999. The second quarter and year-to-date 2000 results include the reserve established for Electromechanical Systems, Inc. and the loss from the settlement of a Supplemental Executive Retirement Plan obligation. The 1999 results included the gains associated with the sale of Viatel. Exclusive of these items, income before income taxes for the second quarter of 2000 was $12.5 million higher than the same quarter in 1999 and for the first half of 2000 was $39.2 million better than the same period in 1999. The increases in income before income taxes over 1999 were primarily the result of improved results in World Systems and Mobile Communications, offset in part by increased losses in International and Laboratories.

Income Tax Expense

        For the second quarter of 2000, income tax expense was $5.1 million, compared to expense of $10.4 million in the same period of l999. The effective tax rate for the second quarter of 2000 was 44%, compared to 47% for the same period of 1999. For the six months ended June 30, 2000, income tax expense was $17.9 million, which was $600,000 lower than the comparative period of 1999. For the year-to-date period, the effective tax rate in 2000 was 39%, versus 44% in 1999.

Net Income

         Net income for the three months ended June 30, 2000 was $6.6 million, or $5.4 million below the same period of 1999. For the first half of 2000 net income was $27.6 million, or $3.6 million better than the first six months of 1999. The earnings per share on a fully diluted basis were $0.12 for the second quarter and $0.52 for the first six months of 2000. This compares to $0.22 for the second quarter of 1999 and $0.45 for the first half of 1999.

Segment Operating Results

         We report our operating results in four segments: World Systems, Mobile Communications, International and the Laboratories. We evaluate the performance of our operating segments based on segment income (loss) before taxes and interest costs. Electromechanical Systems, Inc. previously was included in discontinued operations. Since January 1, 2000, Electromechanical Systems has been reported in continuing operations in the "other" categories listed below.

Results by Segment:

                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                              June 30,
                                                    -------------------------------      ---------------------------------
In millions                                               2000           1999                     2000           1999
--------------------------------------------------------------------------------------------------------------------------
REVENUES
--------
World Systems                                       $  97.4           $   86.3             $  196.5          $ 165.2
Mobile Communications                                  27.0               30.9                 56.8             60.6
International                                          29.8               27.7                 58.1             55.4
Laboratories                                           11.7               13.3                 23.6             23.2
Eliminations and other                                  2.9               (2.3)                 5.2             (4.0)
                                                   --------           --------               ------            -----
     Total                                          $ 168.8           $  155.9             $  340.2          $ 300.4
                                                   ========           ========               ======            =====


SEGMENT INCOME (LOSS)
--------------------
World Systems                                       $  45.6           $   32.0             $   96.0          $  61.3
Mobile Communications                                   5.7                4.1                 12.6              8.9
International                                          (6.8)               9.5                (13.5)            18.3
Laboratories                                           (1.7)              (0.2)                (2.7)            (1.7)
                                                    --------          --------              -------           ------
     Total Segment income                              42.8               45.4                 92.4             86.8

General and administrative expenses                    (8.4)              (6.7)               (14.4)           (11.9)
Merger costs                                           (1.6)              (2.1)                (2.9)            (3.9)
Interest costs, net of amounts capitalized             (8.8)              (9.6)               (17.4)           (19.4)
Other income (expense), net                           (12.2)              (4.6)               (12.2)            (9.1)
                                                    -------           --------              -------           ------
     Total                                          $  11.8           $   22.4             $   45.5          $  42.5
                                                    =======           ========              =======           ======

World Systems

         World Systems' revenues in the second quarter of 2000 were $97.4 million, an increase of $11.1 million over the same period of last year. For the first six months of 2000, revenues in World Systems were $196.5 million, or $31.3 million higher than the comparative period of 1999. The improved revenues were primarily the result of increased demand for Internet and other high-speed data services, the reversal of a reserve related to space segment usage charges and increased ownership in INTELSAT. In addition, the year-to-date 2000 improvement in revenues includes $5.7 million from the settlement of a commercial lawsuit.

         Segment income in World Systems in the second quarter was $45.6 million, or $13.6 million above the second quarter of 1999. For the first half of 2000, World Systems segment income was $96.0 million, or $34.7 million better than the same period of 1999. The improvement in segment income principally was due to increased revenues and the extension of the depreciable lives of INTELSAT satellites in the third quarter of 1999. In addition, the results for the first half of 2000 included $9.2 million in segment income realized from the settlement of a commercial lawsuit. In March 2000, we paid $37.1 million to increase our total ownership share of INTELSAT from 20.4% to 22.5%.

  Mobile Communications

         Revenues in Mobile Communications for the second quarter were $27.0 million, a decline of $3.9 million from the second quarter of 1999. Mobile Communications revenues for the first half of 2000 were $56.8 million, or $3.8 million lower than the first six months of 1999. The revenue decreases were primarily the result of lower analog telephone traffic, which was partially offset by increased revenue from the U.S. Navy lease contract.

         Mobile Communications' segment income in the second quarter was $5.7 million, or $1.6 million above the second quarter of 1999. The improvement over the second quarter of 1999 was due to increased equity income attributable to Mobile Communications' investment in Inmarsat. For the first half of 2000, Mobile Communications segment income was $12.6 million, which was $3.7 million higher than the comparative period of 1999. The year-to-date improvement in segment income was due primarily to a $2.8 million gain from the sale of a portion of Mobile Communications' stock in ICO Global Communications (Holdings) Limited. We wrote off our investment in ICO after ICO filed for bankruptcy in the third quarter of 1999

 International

         International's second quarter 2000 revenues were $29.8 million, or $2.1 million above the comparative period of last year. For the first half of 2000, International's revenues were $58.1 million, which was $2.7 million better than the same period last year. This improvement was due to revenue increases in Argentina and Turkey, offset in part by declines in Mexico and Colombia.

         International's segment loss for the second quarter of 2000 was $6.8 million, compared to segment income in the second quarter of 1999 of $9.5 million. For the six months ended

June 30, 2000, International's segment loss was $13.5 million, compared to segment income of $18.3 million in the six months ended June 30, 1999. International's segment results for 1999 included pre-tax gains from the sale of stock in Viatel, Inc. of $12.6 million in the second quarter and $25.7 million in the first half of 1999. Exclusive of the Viatel gains, International's segment losses for the second quarter and first half of 2000 were $3.7 million and $6.1 million higher than the comparative periods of 1999, respectively. The increase in International's segment losses were primarily due to higher operating losses in both Brazil and Colombia.

Laboratories

         The revenues for the Laboratories in the second quarter of 2000 were $11.7 million, which was $1.6 million below the second quarter of 1999. This decrease was due to lower sales in both the systems and technology consulting and the communications products businesses. The revenues for the six months ended June 30, 2000 for the Laboratories were $23.6 million, or $400,000 better than the same period of 1999.

         The segment loss for the Laboratories for the second quarter was $1.7 million, which was $1.5 million higher than the second quarter of 1999. For the year-to-date period ended June 30, 2000, the segment loss was $2.7 million, compared to $1.7 million for the same period last year. The increased segment losses for the Laboratories primarily were due to higher losses in the products business.

                          PART II. Other Information

Item 1.   Legal Proceedings
          -----------------
          See note 4 of this Form 10-Q, note 11 to the financial statements contained in our 1999 Form 10-K and Item 3 of our 1999 Form 10-K, which are incorporated herein by reference.

Item 5.   Other Events.
          -------------

                Lockheed Martin Corporation acquired control of the remaining outstanding common stock of COMSAT Corporation as a result of the merger of COMSAT with and into a wholly-owned subsidiary of Lockheed Martin, formerly known as "Deneb (D.C.) Corporation" (the "Registrant"), on August 3, 2000. The merger was effected pursuant to the Agreement and Plan of Merger, among Lockheed Martin, COMSAT and Deneb Corporation, dated as of September 18, 1998 (the "Merger Agreement"). Prior to the merger, Deneb assigned its rights under the Merger Agreement to Registrant. Lockheed Martin owned approximately 49% of COMSAT's outstanding common stock prior to completion of the merger.

                Pursuant to the terms of the Merger Agreement, each issued and outstanding share of COMSAT common stock, not held by Lockheed Martin, was converted into the right to receive one share of Lockheed Martin common stock. Lockheed Martin will issue approximately 27,460,604 shares of Lockheed Martin common stock in exchange for the shares of COMSAT common stock. Lockheed Martin's common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol LMT. In addition, each option to acquire COMSAT common stock under COMSAT's stock option plans was converted into an option to acquire an equal number of shares of Lockheed Martin common stock.

                As a result of the merger, Registrant was renamed "COMSAT Corporation" and assumed COMSAT's obligations under the following debt instruments:

                8.125% Notes due April 1, 2004
                8.95% Notes due May 15, 2001
                8.66% Medium Term Notes, Series A, due November 30, 2006 8.55% Medium Term Notes, Series A, due December 13, 2006 8.50% Medium Term Notes, Series A, due February 2, 2007 7.92% Medium Term Notes, Series A, due March 20, 2007 7.77% Medium Term Notes, Series A, due May 8, 2007
                7.70% Medium Term Notes, Series A, due May 10, 2007

                Trading on the NYSE of the 8.125% Notes due April 1, 2004 and the 8.95% Notes due May 15, 2001 (previously traded on the NYSE under the symbol CQ8D04 and CQ8E01, respectively) has been halted pending de-listing. On August 3, 2000, COMSAT filed a notice on Form 15 of termination of registration or suspension of duty to file reports under the Securities Exchange Act of 1934 with respect to the above-referenced notes.

                In addition, in connection with the merger, Registrant guaranteed the obligation of COMSAT Capital I, L.P. under the 8 1/8% Cumulative Monthly Income Preferred Securities ("MIPs") issued by COMSAT Capital I, L.P. The MIPs are listed on the New York Stock Exchange and trade under the symbol CQ pa. Registrant will continue to file reports under the Exchange Act as the successor registrant to COMSAT in respect of the MIPs.

                Upon consummation of the merger, Registrant acquired all of the assets and liabilities of COMSAT by operation of law. The merger and the Merger Agreement are described in greater detail in the Proxy Statement/Prospectus included as part of Lockheed Martin's Registration Statement on Form S-4 (Registration No. 333-78279), which description is incorporated herein by reference.

                To the extent required, Registrant will file the required proforma financial information required by Item 7 of Form 8-K within the required 60 days of the date of this report.

                On July 31, 2000, the Federal Communications Commission ("FCC") approved the transfer of control of COMSAT's licenses and authorizations as contemplated by the Merger Agreement. A copy of the joint press release of Lockheed Martin and COMSAT announcing FCC approval is attached as Exhibit 99.1. Following receipt of FCC approval, the merger became effective on August 3, 2000. A copy of the joint press release of Lockheed Martin and COMSAT announcing consummation of the merger is attached as Exhibit 99.2.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)   Exhibits
                --------

                   2 Agreement and Plan of Merger, dated as of September 18, 1998, among COMSAT Corporation, Lockheed Martin Corporation and Deneb Corporation (incorporated by reference to Exhibit 2 to Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

                   3.1 First Supplemental Indenture, dated as of August 3, 2000, between COMSAT Corporation, formerly Deneb (D.C.) Corporation as successor by merger to COMSAT Corporation, and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Trustee

                   3.2 Second Supplemental Indenture, dated as of August 3, 2000, between COMSAT Corporation, formerly Deneb (D.C.) Corporation as successor by merger to COMSAT Corporation, and The Chase Manhattan Bank, as successor by merger to The Chase Manhattan Bank (National Association), as Trustee

                   27      Financial Data Schedule

                   99.1 Joint Press Release issued by Lockheed Martin and COMSAT on July 31, 2000 announcing FCC approval

                   99.2 Joint Press Release issued by Lockheed Martin and COMSAT on August 3, 2000 announcing completion of the merger

          (b)   Reports on Form 8-K
                -------------------
                None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMSAT Corporation
                              ------------------



                              By: /s/ Alan Korobov
                                  ----------------
                                  Alan Korobov
                                   Controller

Date:    August 14, 2000

                                 EXHIBIT INDEX

Exhibit No.
-----------


    2 Agreement and Plan of Merger, dated as of September 18, 1998, among COMSAT Corporation, Lockheed Martin Corporation and Deneb Corporation (incorporated by reference to Exhibit 2 to Registrant's
          Solicitation/Recommendation Statement on Schedule 14D-9 filed on September 25, 1998)

    3.1 First Supplemental Indenture, dated as of August 3, 2000, between COMSAT Corporation, formerly Deneb (D.C.) Corporation as successor by merger to COMSAT Corporation, and Bank One Trust Company, N.A. (as successor in interest to The First National Bank of Chicago), as Trustee

    3.2 Second Supplemental Indenture, dated as of August 3, 2000, between COMSAT Corporation, formerly Deneb (D.C.) Corporation as successor by merger to COMSAT Corporation, and The Chase Manhattan Bank, as successor by merger to The Chase Manhattan Bank (National Association), as Trustee

    27    Financial Data Schedule

    99.1 Joint Press Release issued by Lockheed Martin and COMSAT on July 31, 2000 announcing FCC approval.

    99.2 Joint Press Release issued by Lockheed Martin and COMSAT on August 3, 2000 announcing completion of the merger.